Form 10-Q
period 2018-03-31
Platinum Eagle Acquisition Corp.
filed 2018-05-15
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37552

PLATINUM EAGLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2121 Avenue of the Stars, Suite 2300

Los Angeles, CA 90067

(310) 209-7280

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2018, the registrant had 32,500,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 8,125,000 of its Class B ordinary shares outstanding.

PLATINUM EAGLE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLATINUM EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$696,783	$-
Prepaid expenses	146,893	-
Total current assets	843,676	-

Deferred offering costs	-	242,088
Cash and investments held in Trust Account	325,900,125	-
Total Assets	$326,743,801	$242,088

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$111,537	$225,894
Total Current Liabilities	111,537	225,894

Deferred underwriting compensation	11,375,000	-
Total Liabilities	11,486,537	225,894

Class A ordinary shares subject to possible redemption; 31,025,726 shares at approximately $10.00 per share at March 31, 2018	310,257,260	-

Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; 1,474,274 shares issued and outstanding, (excluding 31,025,726 shares subject to possible redemption) at March 31, 2018	147	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 and 8,625,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	813	863
Additional paid-in capital	4,257,988	24,137
Retained earnings (accumulated deficit)	741,056	(8,806)
Total Shareholders’ Equity	5,000,004	16,194
Total Liabilities and Shareholders’ Equity	$326,743,801	$242,088

See accompanying notes to condensed interim financial statements.

PLATINUM EAGLE ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF OPERATIONS

(unaudited)

Three Months Ended March 31, 2018

Revenue	$-
General and administrative expenses	150,263
Loss from operations	(150,263)
Other income - interest on Trust Account	900,125
Net income	$749,862

Two Class Method:
Weighted average number of Class A ordinary shares outstanding	32,500,000

Net income per ordinary share, Class A - basic and diluted	$0.03

Weighted average number of Class B ordinary shares outstanding	8,125,000

Net loss per ordinary share, Class B - basic and diluted	$(0.02)

See accompanying notes to condensed interim financial statements.

PLATINUM EAGLE ACQUISITION CORP.
CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2018

(unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Retained Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity

Balances, December 31, 2017	-	$-	8,625,000	$863	$24,137	$(8,806)	$16,194

Sale of Units to the public on January 17, 2018 at $10.00 per unit	32,500,000	3,250	-	-	324,996,750	-	325,000,000

Underwriters' discount and offering expenses	-	-	-	-	(18,508,792)	-	(18,508,792)

Sale of 5,333,334 Private Placement Warrants on January 17, 2018 at $1.50 per warrant	-	-	-	-	8,000,000	-	8,000,000

Forfeiture of Class B shares by Initial Shareholders	-	-	(500,000)	(50)	50	-	-

Class A ordinary shares subject to possible redemption	(31,025,726)	(3,103)	-	-	(310,254,157)	-	(310,257,260)

Net income	-	-	-	-	-	749,862	749,862

Balances, March 31, 2018	1,474,274	$147	8,125,000	$813	$4,257,988	$741,056	$5,000,004

See accompanying notes to condensed interim financial statements.

PLATINUM EAGLE ACQUISITION CORP.
CONDENSED INTERIM STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended March 31,
2018

Cash flows from operating activities:
Net income	$749,862
Adjustments to reconcile net income to net cash used in operating activities:
Trust income reinvested in Trust Account	(900,125)
Changes in operating assets and liabilities:
Prepaid expenses	(146,893)
Accounts payable and accrued expenses	107,731
Net cash used in operating activities	(189,425)

Cash flows from investing activities:
Principal deposited in Trust Account	(325,000,000)
Net cash used in investing activities	(325,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	8,000,000
Proceeds from sale of Class A ordinary shares	325,000,000
Payment of underwriters' discount	(6,500,000)
Payment of offering costs	(613,792)
Net cash provided by financing activities	325,886,208

Increase in cash during period	696,783
Cash and equivalents at beginning of period	-
Cash and equivalents at end of period	$696,783

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$11,375,000
Class A ordinary shares subject to possible redemption	$310,257,260

See accompanying notes to condensed interim financial statements.

PLATINUM EAGLE ACQUISITION CORP.

Notes to Condensed Interim Financial Statements

1.	Organization and Business Operations

Incorporation

Platinum Eagle Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 12, 2017. The functional currency of the Company is the United States dollar.

Sponsor

The Company’s sponsor is Platinum Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”). Jeff Sagansky, the Company’s Chief Executive Officer and Director and Eli Baker, the Company’s President, Chief Financial Officer and Secretary, are members of the Sponsor.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on January 11, 2018. On January 17, 2018, the Sponsor, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust agreed to purchase simultaneously with the closing of the Public Offering 5,333,334 warrants in a private placement at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $8,000,000 (Note 4).

Upon the closing of the Public Offering and the private placement, $325,000,000 was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to applicable law and (iii) the redemption of the Class A ordinary shares included in the Units sold in the Public Offering properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Class A ordinary shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, or (ii) provide shareholders with the opportunity to sell their Class A ordinary shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their Class A ordinary shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote in connection with a Business Combination, a public shareholder will have the right to redeem its Class A ordinary shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes. As a result, such Class A ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.”

The Company has 24 months from the closing of the Public Offering (or until January 17, 2020) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor, Harry E. Sloan and the Company’s executive officers and directors (the “initial shareholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the period presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on January 16, 2018, as well as the Company’s Form 8-K, as filed with the SEC on January 23, 2018. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 16,166,667 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The Company's statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $250,000 annually), by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of $18,508,792, consisting principally of underwriters’ discounts of $17,875,000 (including $11,375,000 of which payment is deferred) and $633,792 of professional, printing, filing, regulatory and other costs were charged to additional paid-in capital upon completion of the Public Offering.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 32,500,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company's Liquidation or Tender Offer/Shareholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

Accordingly, at March 31, 2018, 31,025,726 of the 32,500,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

There were no unrecognized tax benefits as of March 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Public Offering

On January 17, 2018, the Company sold 32,500,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one-third of one warrant to purchase one Class A ordinary share (the “Public Warrants”).

Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination and 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. Under the terms of a warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent, the Company has agreed to, following the completion of the Company’s Business Combination, use its best efforts to file a new registration statement under the Securities Act for the registration of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Public Warrants issued in connection with the 32,500,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. Prior to the Public Offering, the underwriters’ elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 500,000 shares of Class B ordinary shares subject to forfeiture and are considered as forfeited in the accompanying balance sheet.

The Company paid an upfront underwriting discount of $6,500,000 ($0.20 per Unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal $11,375,000 ($0.35 per Unit sold) to become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

4.	Related Party Transactions

Founder Shares

On July 14, 2017, the Sponsor received 11,500,000 Class B ordinary shares (the “Founder Shares”) in exchange for a capital contribution of $25,000, or $.0002 per share. In December 2017, the Sponsor surrendered 2,875,000 of its Founder Shares to the Company for no consideration, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. On December 22, 2017, the Sponsor transferred 4,226,250 Founder Shares to Harry E. Sloan for a purchase price of $8,452.50 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 4,398,750 Founder Shares. In connection with the underwriters’ partial exercise of their over-allotment option prior to the closing of the Public Offering, on January 16, 2018, the Sponsor and Harry E. Sloan surrendered an aggregate of 500,000 Founder Shares (consisting of 255,000 by the Sponsor and 245,000 by Harry E. Sloan) to the Company for no consideration, resulting in the Sponsor holding 4,143,750 Founder Shares and Harry E. Sloan holding 3,981,250 Founder Shares.

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”).

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial shareholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering.

Voting — If the Company seeks shareholder approval of a Business Combination, the initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation —Although the initial shareholders and their permitted transferees have waived their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

The Sponsor, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust purchased from the Company 5,333,334 warrants in the aggregate at a price of $1.50 per warrant (an aggregate purchase price of $8.0 million) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Registration Rights

The initial shareholders will be entitled to registration rights pursuant to a registration rights agreement signed on January 11, 2018. The initial shareholders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. When and if issued, these loans were payable without interest on the earlier of December 31, 2018 or the completion of the Public Offering. At March 31, 2018 and December 31, 2017, there were no amounts outstanding under the Note.

On January 16, 2018, a shareholder paid expenses in connection with the Public Offering on behalf of the Company. On January 19, 2018, the $187,453 due to this shareholder was repaid in full.

Administrative Services

The Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2018, the Company incurred $45,000 of administrative services expenses under the arrangement.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

5.	Commitments & Contingencies

The Company is committed to pay the Deferred Discount totaling $11,375,000, or 3.5% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.	Trust Account

As of March 31, 2018, investment securities in the Company’s Trust Account consisted of $325,899,520 in United States Treasury Bills and another $605 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of March 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Loss	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of March 31, 2018(1)	$325,899,520	$(13,645)	$325,885,875

(1)	Maturity date April 2018.

7.	Shareholders’ Equity

Ordinary Shares —The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At March 31, 2018, there were 32,500,000 Class A ordinary shares outstanding, including 31,025,726 shares subject to possible redemption, and 8,125,000 Class B ordinary shares outstanding. At December 31, 2017, there were no Class A ordinary shares outstanding and 8,625,000 shares of Class B ordinary shares outstanding.

Preferred Shares —The Company is authorized to issue 1,000,000 preferred shares. At March 31, 2018 and December 31, 2017, no preferred shares were outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Platinum Eagle Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our prospectus dated January 11, 2018. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on July 12, 2017 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that also occurred on the Closing Date, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.

At March 31, 2018, we held cash and cash equivalents of $696,783, current liabilities of $111,537 and deferred underwriting compensation of $11,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2018, we had net income of $749,862, which consisted of interest income held in the Trust Account net of general and administrative costs of $150,263. Our business activities from our inception through March 31, 2018 consisted solely of completing our Public Offering and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to our Public Offering, on July 14, 2017, we issued an aggregate of 11,500,000 Class B ordinary shares, or founder shares, to Platinum Eagle Acquisition LLC, a Delaware limited liability company (our “Sponsor”) in exchange for a capital contribution of $25,000 in cash, or approximately $0.002 per share. On December 19, 2017, our Sponsor surrendered 2,875,000 founder shares to the Company for no consideration, resulting in our Sponsor holding 8,625,000 founder shares. On December 22, 2017, the Sponsor transferred 4,226,250 Founder Shares to Harry E. Sloan for a purchase price of $8,452.50 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 4,398,750 Founder Shares. In connection with the underwriters’ partial exercise of their over-allotment option prior to the closing of the Public Offering, on January 16, 2018, the Sponsor and Harry E. Sloan surrendered an aggregate of 500,000 Founder Shares (consisting of 255,000 by the Sponsor and 245,000 by Harry E. Sloan) to the Company for no consideration, resulting in the Sponsor holding 4,143,750 Founder Shares and Harry E. Sloan holding 3,981,250 Founder Shares, respectively.

On January 17, 2018, we consummated the Public Offering of 32,500,000 units (including the issuance of 2,500,000 units as a result of the underwriters’ partial exercise of their over-allotment option) at a price of $10.00 per unit generating gross proceeds of $325,000,000 before underwriting discounts and expenses. Each unit consists of one Class A ordinary share, par value $0.0001 per share of the Company (the “Class A Ordinary Shares”) and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per Class A Ordinary Share. Simultaneously with the closing of the Public Offering, on the Closing Date, we consummated the private sale of an aggregate of 5,333,334 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, to our Sponsor, Harry E. Sloan and our independent directors, at a price of $1.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $325,000,000 and approximately $8,000,000, respectively, for an aggregate of $333,000,000. $325,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $8,000,000 was held outside of the Trust Account, of which $6,500,000 was used to pay underwriting discounts. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to fund our working capital requirements (subject to an annual limit of $250,000) and/or to pay tax obligations. At March 31, 2018, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At March 31, 2018, we had cash and cash equivalents held outside of the Trust Account of $696,783, which is available to fund our working capital requirements and accrued offering expenses. It is anticipated that the Company may incur loans from the Sponsor for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At March 31, 2018, we had current liabilities of $111,537, largely due to short term financing of amounts owed to professionals, consultants, advisors and others who performed services or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after March 31, 2018 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no funds may be withdrawn from the Trust Account for such repayment unless and until we complete an initial business combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months from the Closing Date (or until January 17, 2020) to complete the Business Combination. If we do not complete the Business Combination within this time period, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to use to fund our working capital requirements (subject to an annual limit of $250,000) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to consummate the Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to consummate the Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Redeemable Ordinary Shares

All Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2018, 31,025,726 of our Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 16,166,667 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The Company's statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense and funds available to be withdrawn from the Trust for working capital purposes (up to a maximum of $250,000 annually) by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. The net proceeds from our Public Offering and the sale of Private Placement Warrants held in the Trust Account are comprised entirely of cash. We may invest funds held in the Trust Account in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our only market risk exposure will relate to fluctuations in interest rates and the resulting impact on the value of investments held in the Trust Account. Due to the short-term nature of such investments, we do not believe that we will be subject to material exposure due to interest rate risk.

At March 31, 2018, $325,900,125 was held in the Trust Account for the purposes of consummating the Business Combination. If we complete the Business Combination by January 17, 2020, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on January 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 14, 2017, our Sponsor received 11,500,000 Class B ordinary shares (“founder shares”) in exchange for a capital contribution of $25,000. On December 19, 2017, our Sponsor surrendered 2,875,000 founder shares to the Company for no consideration, resulting in our Sponsor holding 8,625,000 founder shares. On December 22, 2017, the Sponsor transferred 4,226,250 Founder Shares to Harry E. Sloan for a purchase price of $8,452.50 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 4,398,750 Founder Shares. In connection with the underwriters’ partial exercise of their over-allotment option prior to the closing of the Public Offering, on January 16, 2018, the Sponsor and Harry E. Sloan surrendered an aggregate of 500,000 Founder Shares (consisting of 255,000 by the Sponsor and 245,000 by Harry E. Sloan) to the Company for no consideration, resulting in the Sponsor holding 4,143,750 Founder Shares and Harry E. Sloan holding 3,981,250 Founder Shares, respectively. Simultaneously with the closing of the Public Offering, the Company consummated the private placement of 5,333,334 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant with the Sponsor, Harry E. Sloan and the Company’s independent directors, generating gross proceeds of approximately $8.0 million. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On January 17, 2018, we consummated our initial public offering of 32,500,000 units, including the issuance of 2,500,000 units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant to purchase one Class A Ordinary Share. Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $325 million. Following the closing of the Public Offering and the private placement, an aggregate of $325 million was placed in the Trust Account.

The Company incurred approximately $18,508,792 of offering costs in connection with the initial public offering, inclusive of $11,375,000 in deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus dated January 11, 2018 which was filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM EAGLE ACQUISITION CORP.

Date: May 15, 2018

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Eli Baker
Name: Eli Baker
Title: President, Chief Financial Officer and Secretary (Principal Financial Officer)

