Form 10-Q
period 2018-06-30
Platinum Eagle Acquisition Corp.
filed 2018-08-13
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, the registrant had 32,500,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 8,125,000 of its Class B ordinary shares outstanding.

PLATINUM EAGLE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Platinum Eagle Acquisition Corp.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$639,821	$-
Prepaid expenses	122,433	-
Total current assets	762,254	-

Deferred offering costs	-	242,088
Cash and investments held in Trust Account	327,246,119	-
Total assets	$328,008,373	$242,088

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$206,583	$225,894
Total current liabilities	206,583	225,894

Deferred underwriting compensation	11,375,000	-
Total liabilities	11,581,583	225,894

Class A ordinary shares subject to possible redemption; 31,142,678 shares at approximately $10.00 per share at June 30, 2018	311,426,780	-

Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; 1,357,322 shares issued and outstanding, (excluding 31,142,678 shares subject to possible redemption) at June 30, 2018	136	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 and 8,625,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	813	863
Additional paid-in capital	3,088,479	24,137
Retained earnings (accumulated deficit)	1,910,582	(8,806)
Total shareholders' equity	5,000,010	16,194
Total liabilities and shareholders' equity	$328,008,373	$242,088

See accompanying notes to condensed interim financial statements.

Platinum Eagle Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Revenue	$-	$-
General and administrative expenses	176,468	326,731
Loss from operations	(176,468)	(326,731)
Other income - interest on Trust Account	1,345,994	2,246,119
Net income	$1,169,526	$1,919,388

Two Class Method:
Weighted average number of Class A ordinary shares outstanding - basic and diluted	32,500,000	32,500,000

Net income per ordinary share, Class A - basic and diluted	$0.04	$0.06

Weighted average number of Class B ordinary shares outstanding - basic and diluted	8,125,000	8,125,000

Net loss per ordinary share, Class B - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed interim financial statements.

Platinum Eagle Acquisition Corp.

Condensed Statement of Shareholders’ Equity

For the six months ended June 30, 2018

(Unaudited)

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances, December 31, 2017	-	$-	8,625,000	$863	$24,137	$(8,806)	$16,194
Sale of Units to the public on January 17, 2018 at $10.00 per unit	32,500,000	3,250	-	-	324,996,750	-	325,000,000
Underwriters' discount and offering expenses	-	-	-	-	(18,508,792)	-	(18,508,792)
Sale of 5,333,334 Private Placement Warrants on January 17, 2018 at $1.50 per warrant	-	-	-	-	8,000,000	-	8,000,000
Forfeiture of Class B shares by Initial Shareholders	-	-	(500,000)	(50)	50	-	-
Class A ordinary shares subject to possible redemption	(31,142,678)	(3,114)	-	-	(311,423,666)	-	(311,426,780)
Net income	-	-	-	-	-	1,919,388	1,919,388
Balances, June 30, 2018	1,357,322	$136	8,125,000	$813	$3,088,479	$1,910,582	$5,000,010

See accompanying notes to condensed interim financial statements.

Platinum Eagle Acquisition Corp.

Condensed Statement of Cash Flows

(Unaudited)

Six Months Ended
June 30, 2018

Cash flows from operating activities:
Net income	$1,919,388
Adjustments to reconcile net income to net cash used in operating activities:
Trust income reinvested in Trust Account	(2,246,119)
Changes in operating assets and liabilities:
Prepaid expenses	(122,433)
Accounts payable and accrued expenses	202,777
Net cash used in operating activities	(246,387)

Cash flows from investing activities:
Principal deposited in Trust Account	(325,000,000)
Net cash used in investing activities	(325,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	8,000,000
Proceeds from sale of Class A ordinary shares	325,000,000
Payment of underwriters' discount	(6,500,000)
Payment of offering costs	(613,792)
Net cash provided by financing activities	325,886,208

Increase in cash during period	639,821
Cash and equivalents at beginning of period	-
Cash and equivalents at end of period	$639,821

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$11,375,000
Class A ordinary shares subject to possible redemption	$311,426,780
Deferred offering costs included in accounts payable and accrued expenses	$222,088
Formation and offering costs paid by Sponsor in exchange for Founders Shares	$20,000

See accompanying notes to condensed interim financial statements.

PLATINUM EAGLE ACQUISITION CORP.

Notes to Condensed Financial Statements

1.	Organization and Business Operations

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

Financing

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on January 11, 2018. On January 17, 2018, the Sponsor, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust agreed to purchase in a private placement that occurred simultaneously with the completion of the Public Offering, 5,333,334 warrants at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $8,000,000 (Note 4).

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on January 16, 2018, as well as the Company’s Form 8-K, as filed with the SEC on January 23, 2018. The interim results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the periods presented. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 16,166,667 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The Company's statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $250,000 annually), by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets with the exception of investments in Trust which are carried at amortized cost.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

Accordingly, at June 30, 2018, 31,142,678 of the 32,500,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

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

There were no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering. Prior to the Public Offering, the underwriters’ elected to exercise a portion of the over-allotment option for 2,500,000 additional Units for additional gross proceeds of $25 million. The partial exercise resulted in a reduction of 500,000 shares of Class B ordinary shares subject to forfeiture and are considered as forfeited in the accompanying balance sheets.

The Company paid an upfront underwriting discount of $6,500,000 ($0.20 per Unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of $11,375,000 ($0.35 per Unit sold) to become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

Related Party Loans

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. When and if issued, these loans were payable without interest on the earlier of December 31, 2018 or the completion of the Public Offering. At June 30, 2018 and December 31, 2017, there were no amounts outstanding under the Note.

On January 16, 2018, a shareholder paid expenses in connection with the Public Offering on behalf of the Company. On January 19, 2018, the $187,453 due to this shareholder was repaid in full.

Administrative Services

The Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2018, the Company incurred $45,000 and $90,000 respectively of administrative services expenses under the arrangement.

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

As of June 30, 2018, investment securities in the Company’s Trust Account consisted of $327,245,374 in United States Treasury Bills and another $745 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gain	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of June 30, 2018(1)	$327,245,374	$25,926	$327,271,300

(1)	Maturity date September 2018.

7.	Shareholders’ Equity

Ordinary Shares —The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At June 30, 2018, there were 32,500,000 Class A ordinary shares outstanding, including 31,142,678 shares subject to possible redemption, and 8,125,000 Class B ordinary shares outstanding. At December 31, 2017, there were no Class A ordinary shares outstanding and 8,625,000 shares of Class B ordinary shares outstanding.

Preferred Shares —The Company is authorized to issue 1,000,000 preferred shares. At June 30, 2018 and December 31, 2017, no preferred shares were outstanding.

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

At June 30, 2018, we held cash and cash equivalents of $640,566, current liabilities of $206,583 and deferred underwriting compensation of $11,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months and six months ended June 30, 2018, we had net income of $1,169,526 and $1,919,388, respectively, which consisted of interest income held in the Trust Account of $1,345,994 and $2,246,119, respectively net of general and administrative costs of $176,468 and $326,731, respectively. Our business activities from our inception through June 30, 2018 consisted solely of completing our Public Offering and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $325,000,000 and approximately $8,000,000, respectively, for an aggregate of $333,000,000. $325,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $8,000,000 was held outside of the Trust Account, of which $6,500,000 was used to pay underwriting discounts. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to fund our working capital requirements (subject to an annual limit of $250,000) and/or to pay tax obligations. At June 30, 2018, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At June 30, 2018, we had cash and cash equivalents held outside of the Trust Account of $639,821, which is available to fund our working capital. It is anticipated that the Company may incur loans from the Sponsor for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At June 30, 2018, we had current liabilities of $206,583, largely due to short term financing of amounts owed to professionals, consultants, advisors and others who performed services or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after June 30, 2018 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no funds may be withdrawn from the Trust Account for such repayment unless and until we complete an initial business combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than an administrative agreement to reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Redeemable Ordinary Shares

All Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2018, 31,142,678 of our Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the periods presented. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 16,166,667 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The Company's statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense and funds available to be withdrawn from the Trust for working capital purposes (up to a maximum of $250,000 annually) by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

At June 30, 2018, $327,246,119 was held in the Trust Account for the purposes of consummating the Business Combination. If we complete the Business Combination by January 17, 2020, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

The Company incurred $18,508,792 of offering costs in connection with the initial public offering, inclusive of $11,375,000 in deferred underwriting commissions payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus dated January 11, 2018 which was filed with the SEC.

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

Date: August 13, 2018

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Eli Baker
Name: Eli Baker
Title: President, Chief Financial Officer and Secretary (Principal Financial Officer)

