Form 10-Q
period 2018-09-30
Platinum Eagle Acquisition Corp.
filed 2018-11-05
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 5, 2018, the registrant had 32,500,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 8,125,000 of its Class B ordinary shares outstanding.

PLATINUM EAGLE ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3
Condensed Interim Statements of Operations for the three and nine months ended September 30, 2018 and the period from July 12, 2017 (inception) to September 30, 2017 (unaudited)	4
Condensed Interim Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 (unaudited)	5
Condensed Interim Statement of Cash Flows for the nine months ended September 30, 2018 (unaudited) and the period from July 12, 2017 (inception) to September 30, 2017 (unaudited)	6
Notes to Condensed interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Cautionary Note Regarding Forward-Looking Statements	14
Overview	14
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. MINE SAFETY DISCLOSURES	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Platinum Eagle Acquisition Corp.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$476,554	$-
Prepaid expenses	97,973	-
Total current assets	574,527	-

Deferred offering costs	-	242,088
Cash and investments held in Trust Account	328,850,509	-
Total assets	$329,425,036	$242,088

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$167,768	$225,894
Total current liabilities	167,768	225,894

Deferred underwriting compensation	11,375,000	-
Total liabilities	11,542,768	225,894

Class A ordinary shares subject to possible redemption; 31,288,226 shares at approximately $10.00 per share at September 30, 2018	312,882,260	-

Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; 1,211,774 shares issued and outstanding, (excluding 31,288,226 shares subject to possible redemption) at September 30, 2018	121	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 and 8,625,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	813	863
Additional paid-in capital	1,633,014	24,137
Retained earnings (accumulated deficit)	3,366,060	(8,806)
Total shareholders' equity	5,000,008	16,194
Total liabilities and shareholders' equity	$329,425,036	$242,088

See accompanying notes to condensed interim financial statements.

Platinum Eagle Acquisition Corp.

Condensed Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	July 12, 2017 (inception) to September 30, 2017

Revenue	$-	$-	$-
General and administrative expenses	299,175	475,643	5,000
Loss from operations	(299,175)	(475,643)	(5,000)
Other income - interest on Trust Account	2,504,515	3,850,509	-
Net income (loss)	$2,205,340	$3,374,866	$(5,000)

Two Class Method:

Weighted average number of Class A ordinary shares outstanding	32,500,000	32,500,000	-

Net income per ordinary share, Class A - basic and diluted	$0.08	$0.11	$-

Weighted average number of Class B ordinary shares outstanding	8,125,000	8,125,000	8,125,000	(1)(2)

Net loss per ordinary share, Class B - basic and diluted	$(0.05)	$(0.03)	$-

(1) This number excludes the surrender of 500,000 shares in January 2018 as a result of the exercise by the underwriters' of a portion of the over-allotment option.

(2) In addition, this number has been retroactively restated to reflect the surrender of 2,875,000 shares in December 2017.

See accompanying notes to condensed interim financial statements.

Platinum Eagle Acquisition Corp.

Condensed Interim Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2018

(Unaudited)

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances, December 31, 2017	-	$-	8,625,000	$863	$24,137	$(8,806)	$16,194
Sale of Units to the public on January 17, 2018 at $10.00 per unit	32,500,000	3,250	-	-	324,996,750	-	325,000,000
Underwriters' discount and offering expenses	-	-	-	-	(18,508,792)	-	(18,508,792)
Sale of 5,333,334 Private Placement Warrants on January 17, 2018 at $1.50 per warrant	-	-	-	-	8,000,000	-	8,000,000
Forfeiture of Class B shares by Initial Shareholders	-	-	(500,000)	(50)	50	-	-
Class A ordinary shares subject to possible redemption	(31,288,226)	(3,129)	-	-	(312,879,131)	-	(312,882,260)
Net income	-	-	-	-	-	3,374,866	3,374,866
Balances, September 30, 2018	1,211,774	$121	8,125,000	$813	$1,633,014	$3,366,060	$5,000,008

See accompanying notes to condensed interim financial statements.

Platinum Eagle Acquisition Corp.

Condensed Interim Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018	For the period from July 12, 2017 (inception) to September 30, 2017

Cash flows from operating activities:
Net income (loss)	$3,374,866	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation expense paid by sponsor	-	5,000
Trust income reinvested in Trust Account	(3,850,509)	-
Changes in operating assets and liabilities:
Prepaid expenses	(97,973)	-
Accounts payable and accrued expenses	163,962	-
Net cash used in operating activities	(409,654)	-

Cash flows from investing activities:
Principal deposited in Trust Account	(325,000,000)	-
Net cash used in investing activities	(325,000,000)	-

Cash flows from financing activities:
Proceeds from private placement of warrants	8,000,000	-
Proceeds from sale of Class A ordinary shares	325,000,000	-
Payment of underwriters' discount	(6,500,000)	-
Payment of offering costs	(613,792)	-
Net cash provided by financing activities	325,886,208	-

Net change in cash	476,554	-
Cash and equivalents at beginning of period	-	-
Cash and equivalents at end of period	$476,554	$-

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$11,375,000	$-
Class A ordinary shares subject to possible redemption	$312,882,260	$-
Deferred offering costs charged to additional paid-in-capital upon completion of the Public Offering	$242,088	$-
Formation and offering costs paid by sponsor in exchange for founder shares	$-	$20,000

See accompanying notes to condensed interim financial statements.

PLATINUM EAGLE ACQUISITION CORP.

Notes to Condensed Interim Financial Statements

1.	Organization and Business Operations

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on January 16, 2018, as well as the Company’s Form 8-K, as filed with the SEC on January 23, 2018. The interim results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

In connection with the Company's assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, as of September 30, 2018, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor that are sufficient to fund its current obligations.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 16,166,667 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. The Company's statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense and funds available to be withdrawn from Trust for working capital purposes (up to a maximum of $250,000 annually), by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet with the exception of investments in Trust which are carried at amortized cost.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Accordingly, at September 30, 2018, 31,288,226 of the 32,500,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

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

There were no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company paid an upfront underwriting discount of $6,500,000 ($0.20 per Unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to $11,375,000 ($0.35 per Unit sold) to become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

Related Party Loans

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. When and if issued, these loans were payable without interest on the earlier of December 31, 2018 or the completion of the Public Offering. At September 30, 2018 and December 31, 2017, there were no amounts outstanding under the Note.

On January 16, 2018, a shareholder paid expenses in connection with the Public Offering on behalf of the Company. On January 19, 2018, the $187,453 due to this shareholder was repaid in full.

Administrative Services

The Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2018, the Company incurred $45,000 and $135,000, respectively, of administrative services expenses under the arrangement.

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

As of September 30, 2018, investment securities in the Company’s Trust Account consisted of $328,849,099 in United States Treasury Bills and another $1,410 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Loss	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of September 30, 2018(1)	$328,849,099	$(26,398)	$328,822,701

(1)	Maturity date November 2018.

7.	Shareholders’ Equity

Ordinary Shares —The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At September 30, 2018, there were 32,500,000 Class A ordinary shares outstanding, including 31,288,226 shares subject to possible redemption, and 8,125,000 Class B ordinary shares outstanding. At December 31, 2017, there were no Class A ordinary shares outstanding and 8,125,000 shares of Class B ordinary shares outstanding.

Preferred Shares —The Company is authorized to issue 1,000,000 preferred shares. At September 30, 2018 and December 31, 2017, no preferred shares were outstanding.

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

At September 30, 2018, we had cash and cash equivalents of $476,554, current liabilities of $167,768 and deferred underwriting compensation of $11,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months and nine months ended September 30, 2018, we had net income of $2,205,340 and $3,374,866 respectively, which consisted of interest income held in the Trust Account net of general and administrative costs of $299,175 and $475,643, respectively. For the period from July 12, 2017 (inception) to September 30, 2017, we recognized a loss of $5,000 representing legal costs incurred in the formation of the Company. Our business activities from our inception through September 30, 2018 consisted solely of completing our Public Offering and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $325,000,000 and approximately $8,000,000, respectively, for an aggregate of $333,000,000. $325,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $8,000,000 was held outside of the Trust Account, of which $6,500,000 was used to pay underwriting discounts. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to fund our working capital requirements (subject to an annual limit of $250,000) and/or to pay tax obligations. At September 30, 2018, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At September 30, 2018, we had cash and cash equivalents held outside of the Trust Account of $476,554, which is available to fund our working capital requirements and accrued expenses. It is anticipated that the Company may incur loans from the Sponsor for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At September 30, 2018, we had current liabilities of $167,768, largely due to short term financing of amounts owed to professionals, consultants, advisors and others who performed services or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after September 30, 2018 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no funds may be withdrawn from the Trust Account for such repayment unless and until we complete an initial business combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

In connection with the Company's assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, as of September 30, 2018, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor that are sufficient to fund its current obligations.

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

Redeemable Ordinary Shares

All Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2018, 31,288,226 of our Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 16,166,667 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period. The Company's statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense and funds available to be withdrawn from the Trust for working capital purposes (up to a maximum of $250,000 annually) by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

At September 30, 2018, $328,850,509 was held in the Trust Account for the purposes of consummating the Business Combination. If we complete the Business Combination by January 17, 2020, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: November 5, 2018

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Eli Baker
Name: Eli Baker
Title: President, Chief Financial Officer and Secretary (Principal Financial Officer)

