Form 10-Q
period 2019-03-31
Target Hospitality Corp.
filed 2019-05-15
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38343

TARGET HOSPITALITY CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1378631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2170 Buckthorne Place, Suite 440

The Woodlands, TX 77380-1775

(Address, including zip code, of principal executive offices)

(800) 832‑4242

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which is registered
Common stock, par value $0.0001 per share	TH	The Nasdaq Capital Market
Warrants to purchase common stock	THWWW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

There were 105,232,933 shares of Common Stock, par value $0.0001 per share, outstanding as of May 10, 2019.

Target Hospitality Corp.

FORM 10‑Q

March 31, 2019

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2019 and December 31, 2018 and for the Three Months Ended March 31, 2019 and 2018

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$23,120	$12,194
Accounts receivable, less allowance for doubtful accounts of $35 and $39, respectively	55,132	57,106
Prepaid expenses and other assets	4,387	3,965
Notes due from affiliates	—	638
Notes due from officers	—	1,083
Total current assets	82,639	74,986

Restricted cash	257	257
Specialty rental assets, net	305,458	293,559
Other property, plant and equipment, net	18,678	18,882
Goodwill	34,180	34,180
Other intangible assets, net	123,857	127,383
Deferred tax asset	14,457	12,420
Deferred financing costs revolver, net	5,782	2,865
Notes due from officers	—	500
Other non-current assets	78	—
Total assets	$585,386	$565,032

Liabilities
Current liabilities:
Accounts payable	$40,940	$21,597
Accrued liabilities	21,591	23,300
Deferred revenue and customer deposits	16,852	17,805
Current portion of capital lease and other financing obligations (Note 9)	971	2,446
Total current liabilities	80,354	65,148

Other liabilities:
Long-term debt (Note 9):
Principal amount	340,000	—
Less: unamortized original issue discount	(3,281)	—
Less: unamortized term loan deferred financing costs	(16,232)	—
Long-term debt, net	320,487	—
Revolving credit facility (Note 9)	40,000	20,550
Long-term capital lease and other financing obligations	—	14
Note due to affiliates	—	108,047
Deferred revenue and customer deposits	16,699	19,571
Asset retirement obligations	2,664	2,610
Other non-current liabilities	—	101
Total liabilities	460,204	216,041

Commitments and contingencies (Note 15)
Stockholders' Equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 105,232,933 issued and outstanding as of March 31, 2019 and 74,786,327 issued and outstanding as of December 31, 2018.	10	7
Additional paid-in-capital	110,135	319,968
Accumulated other comprehensive loss	(2,463)	(2,463)
Accumulated earnings	17,500	31,479
Total stockholders' equity	125,182	348,991
Total liabilities and stockholders' equity	$585,386	$565,032

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Loss

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue:
Services income	$61,073	$24,916
Specialty rental income	13,730	13,730
Construction fee income	7,179	—
Total revenue	81,982	38,646
Costs:
Services	32,009	13,510
Specialty rental	2,318	2,430
Depreciation of specialty rental assets	9,901	6,603
Gross profit	37,754	16,103
Selling, general and administrative	44,752	10,182
Other depreciation and amortization	3,763	1,290
Restructuring costs	168	6,256
Other income, net	(38)	(450)
Operating loss	(10,891)	(1,175)
Loss on extinguishment of debt	907	—
Interest expense, net	4,031	3,945
Loss before income tax	(15,829)	(5,120)
Income tax benefit	(1,850)	(926)
Net loss	(13,979)	(4,194)
Other comprehensive loss
Foreign currency translation	—	(907)
Comprehensive loss	$(13,979)	$(5,101)

Weighted average number shares outstanding - basic and diluted	79,589,905	25,686,327

Net loss per share - basic and diluted	$ (0.18)	$ (0.16)

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

($ in thousands)

	Common Stock
			Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2017 as previously reported	—	$—	$—	$(12,606)	$(1,622)	$39,132	$24,904
Retroactive application of recapitalization	25,686,327	3	—	12,606	—	(12,609)	—
Adjusted Balances at December 31, 2017	25,686,327	$3	$—	$—	$(1,622)	$26,523	$24,904

Net loss	—	—	—	—	—	(4,194)	(4,194)
Cumulative translation adjustment	—	—	—	—	(907)	—	(907)
Balances at March 31, 2018	25,686,327	$3	$—	$—	$(2,529)	$22,329	$19,803

Balances at December 31, 2018 as previously reported	—	$—	$—	$307,366	$(2,463)	$44,088	$348,991
Retroactive application of recapitalization	74,786,327	7	319,968	(307,366)	—	(12,609)	—
Adjusted Balances at December 31, 2018	74,786,327	$7	$319,968	$—	$(2,463)	$31,479	$348,991

Net loss	—	—	—	—	—	(13,979)	(13,979)
Contribution	—	—	39,107	—	—	—	39,107
Recapitalization transaction	30,446,606	3	314,194	—	—	—	314,197
Recapitalization transaction - cash paid to Algeco Seller	—	—	(563,134)	—	—	—	(563,134)
Balances at March 31, 2019	105,232,933	$10	$110,135	$—	$(2,463)	$17,500	$125,182

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,979)	$(4,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,138	6,649
Amortization of intangible assets	3,526	1,244
Accretion of asset retirement obligation	54	35
Amortization of deferred financing costs	315	—
Amortization of original issue discount	21	—
Officer loan compensation expense	1,583	295
Gain on involuntary conversion	—	(450)
Loss on extinguishment of debt	907	—
Deferred income taxes	(2,037)	(1,156)
Provision for loss on receivables	—	86
Changes in operating assets and liabilities
Accounts receivable	1,974	654
Prepaid expenses and other assets	(422)	778
Accounts payable and other accrued liabilities	(4,801)	3,526
Deferred revenue and customer deposits	(3,825)	(1,730)
Other non-current assets and liabilities	(199)	(2,222)
Net cash (used in) provided by operating activities	(6,745)	3,515
Cash flows from investing activities:
Purchase of specialty rental assets	(14,623)	(21,888)
Purchase of property, plant and equipment	(37)	(162)
Repayments from (advances to) affiliates	638	(500)
Receipt of insurance proceeds	—	2,250
Net cash used in investing activities	(14,022)	(20,300)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	336,699	—
Principal payments on finance and capital lease obligations	(1,475)	(3,527)
Proceeds from notes with affiliates	—	10,000
Principal payments on borrowings from ABL	(27,790)	(1,076)
Proceeds from borrowings on ABL	47,240	5,500
Repayment of affiliate note	(3,762)	—
Contributions from affiliate	39,107	—
Recapitalization	218,752	—
Recapitalization - cash paid to Algeco Seller	(563,134)	—
Payment of deferred financing costs	(13,944)	—
Net cash provided by financing activities	31,693	10,897

Net increase (decrease) in cash and cash equivalents	10,926	(5,888)
Cash and cash equivalents - beginning of period	12,194	12,533
Cash and cash equivalents - end of period	$23,120	$6,645

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(7,177)	$(3,716)
Non-cash change in accrued deferred financing cost	$(6,424)	$—
Non-cash contribution from affiliate - forgiveness of affiliate note	$104,285	$—
Non-cash distribution to PEAC - liability transfer from PEAC, net	$(8,840)	$—
Non-cash change in specialty rental assets due to effect of exchange rate changes	$—	$907

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” or the “Company”) was formed on March 15, 2019 and is one of the largest vertically integrated specialty rental and hospitality services companies in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce lodge management, and laundry service. Target Hospitality serves clients in oil, gas, mining, alternative energy, government and immigrations sectors principally located in the West Texas, South Texas, Oklahoma and Bakken regions, as well as various large linear-construction (pipeline and infrastructure) projects in the United States.

The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) owns approximately 71% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined below) (the “PIPE”), and other public shareholders. Platinum Eagle was originally incorporated on July 12, 2017 as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. References in this Quarterly Report on Form 10-Q to the Company refer to Target Hospitality for all periods at or after March 15, 2019 and Platinum Eagle for all periods prior to March 15, 2019, unless the context requires otherwise.

On November 13, 2018, PEAC entered into: (i) the agreement and plan of merger, as amended on January 4, 2019 (the “Signor Merger Agreement”), by and among PEAC, Signor Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of Platinum Eagle and sister company to the Holdco Acquiror (defined below as Topaz Holdings LLC) (“Signor Merger Sub”), Arrow Holdings S.a.r.l., a Luxembourg société à responsabilité limitée (the “Arrow Seller”) and Signor Parent (as defined below), and (ii) the agreement and plan of merger, as amended on January 4, 2019 (the “Target Merger Agreement” and, together with the Signor Merger Agreement, the “Merger Agreements”), by and among Platinum Eagle, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), Arrow Bidco, LLC, a Delaware limited liability company (“Bidco”), Algeco Investments B.V., a Netherlands besloten vennotschap (the “Algeco Seller”) and Target Parent (as defined below), to effect a business combination (the “Business Combination”). Pursuant to the Merger Agreements, on March 15, 2019, Platinum Eagle, through its wholly-owned subsidiary, Topaz, acquired all of the issued and outstanding equity interests of Arrow Parent Corp., a Delaware corporation (“Signor Parent”), the owner of BidCo and the owner of Signor from the Arrow Seller, and all of the issued and outstanding equity interests of Algeco US Holdings LLC, a Delaware limited liability company (“Target Parent”), the owner of Target, from the Algeco Seller, for approximately $1.311 billion. The purchase price was paid in a combination of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and cash. The Arrow Seller and the Algeco Seller are hereinafter referred to as the “Sellers.”

Target Parent, was formed by TDR in September 2017. Prior to the Business Combination, Target Parent was directly owned by Algeco Scotsman Global S.a.r.l. (“ASG”) which is ultimately owned by a group of investment funds managed and controlled by TDR. During 2018, ASG assigned all of its ownership interest in Target Parent to the Algeco Seller, an affiliate of ASG that is also ultimately owned by a group of investment funds managed and controlled by TDR. Target Parent acted as a holding company that included the U.S. corporate employees of ASG and certain of its affiliates and certain related administrative costs and was the owner of Target, its operating company. Target Parent received capital contributions, made distributions, and maintained cash as well as other amounts owed to and from affiliated entities. As

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

discussed above, in connection with the closing of the Business Combination, Target Parent merged with and into Bidco, with Bidco as the surviving entity.

Signor Parent owned 100% of Bidco until the closing of the Business Combination in connection with which Signor Parent merged with and into Topaz with Topaz being the surviving entity. Prior to the Business Combination, Signor Parent was owned by the Arrow Seller, which is ultimately owned by a group of investment funds managed and controlled by TDR. Signor Parent was formed in August 2018 and acted as a holding company for Bidco, which was formed in September 2018, also as a holding company. Bidco acquired Signor on September 7, 2018 (see Note 3). Neither Signor Parent nor Bidco had operating activity, but each received capital contributions, made distributions, and maintained cash as well as other amounts owed to and from affiliated entities. Signor Parent was dissolved upon consummation of the Business Combination and merger with Topaz described above on March 15, 2019.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the audited combined financial statements of Target Parent and Signor Parent and accompanying notes thereto for the year ended December 31, 2018 as well as the consolidated financial statements and notes included in the PEAC Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2019 or any future period.

Due to the Restructuring discussed in the audited combined financial statements of Target Parent and Signor Parent and accompanying notes thereto for the year ended December 31, 2018, there are approximately $0.4 million and $11.4 million of additional expenses related to the activity of Target Parent included in the unaudited consolidated statements of comprehensive loss for the periods ended March 31, 2019 and 2018, respectively. Approximately $0.2 million and $6.3 million are reported in restructuring costs for the periods ended March 31, 2019 and 2018, respectively. Approximately $0.2 million and $5.1 million of these expenses are reported in selling, general and administrative expenses for the periods ended March 31, 2019 and 2018, respectively.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the adjustments described above as part of the Restructuring and the adjustments described as part of the Business Combination discussed in Note 2, necessary for a fair statement of its financial position as of March 31, 2019, and its results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The consolidated balance sheet as of December 31, 2018, was derived from the audited combined financial statements of Target Parent and Signor Parent but does not contain all of the footnote disclosures from those annual financial statements.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net loss and comprehensive loss, stockholders’ equity or cash flows.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying unaudited consolidated financial statements.

Principles of Consolidation

The consolidated financial statements comprise the financial statements of the Company and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated. The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Although Platinum Eagle was the indirect acquirer of Target Parent and Signor Parent for legal purposes, Target Parent and Signor Parent were considered the acquirer for accounting and financial reporting purposes.

As a result of Target Parent and Signor Parent being the accounting acquirer in the Business Combination, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” Target Parent and Signor Parent are the accounting predecessor of the Company. The historical operations of Target Parent and Signor Parent are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Target Parent and Signor Parent prior to the Business Combination; (ii) the consolidated results of the Company, Target Parent and Signor Parent following the Business Combination on March 15, 2019; (iii) the assets and liabilities of Target Parent and Signor Parent at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of Common Stock attributable to the purchase of Target Parent and Signor Parent in connection with the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating loss per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization of Target Parent and Signor Parent.

Revenue Recognition

The Company derives revenue from specialty rental and hospitality services, specifically lodging and related ancillary services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with the customers. In certain of the Company’s contracts, rates may vary over the contract term. In these cases, revenue is generally deferred and recognized on a straight-line basis over the contract term. Certain arrangements contain a lease of lodging facilities to customers. The leases are accounted for as an operating lease under the authoritative guidance for leases and are recognized as income using the straight-line method over the term of the lease agreement. When the Company enters into arrangements with multiple deliverables, arrangement consideration is allocated between the deliverables based on the relative estimated selling price of each deliverable. The estimated price of lodging and service deliverables is based on the price of lodging and services when sold separately, or based upon the best estimate of selling price.

When lodging and services are billed and collected in advance, recognition of revenue is deferred until services are rendered. Certain of the Company’s contractual arrangements allow customers the ability to use paid but unused lodging and services for a specified period beyond the expiration of the contract. The Company recognizes revenue for these paid

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

but unused lodging and services as they are consumed, as it becomes probable the lodging and services will not be used, or upon expiration of the specified term.

Cost of services includes labor, food, utilities, supplies, rent and other direct costs associated with operating the lodging units. Cost of rental includes leasing costs and other direct costs of maintaining the lodging units. Incremental direct costs of acquiring contracts includes sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive loss.

The Company also originated a contract in 2013 with TransCanada Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company is currently performing services under limited notices to proceed (“LNTP”) and change orders. The Company recognizes revenue associated with the LNTPs using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. Billings on the LNTPs in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on these contracts are recognized as unbilled receivables. Management believes this cost-to-cost method is the most appropriate measure of progress to the satisfaction of a performance obligation on the LNTPs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.  The Company recognizes revenues associated with change orders during the construction phase as costs are incurred in connection with the project change orders. The revenue recognized on the change orders includes a margin mark-up on costs incurred as allowable under the contract terms. Revenues associated with this contract are reflected as construction fee income in the consolidated statements of comprehensive loss and amounted to approximately $7.2 million and $0 for the three months ended March 31, 2019 and 2018, respectively.

Additionally, the Company collects sales, use, occupancy and similar taxes, which the Company presents on a net basis (excluded from revenues) in the consolidated statements of comprehensive loss.

Recently Issued Accounting Standards

The Company meets the definition of an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In reliance on exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such standards. As such, compliance dates included below pertain to non-issuers, and as permitted, early adoption dates are indicated.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under US GAAP. The new standard becomes effective for the Company’s year ended December 31, 2019 financial statements and interim periods thereafter. Topic 606 allows either full or modified retrospective transition, and the Company currently plans to use the modified retrospective method of adoption. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. As part of the modified retrospective approach in the year of adoption, the Company will present the comparative periods under legacy GAAP and disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes. The core principle

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition. The Company is currently evaluating the impact that the updated guidance will have on the Company’s financial statements and related disclosures. As part of the evaluation process, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on its existing contracts. The Company is utilizing a bottom-up approach to analyze the impact of the standard on its portfolio of contracts by reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for the Company during the year ended December 31, 2020 and interim periods thereafter. Topic 842 allows an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to adopt under the new optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses  (ASU 2016‑13). This new standard changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016‑13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016‑16, Income Taxes (Topic 740): Intra-entity Transfers of Assets other than Inventory. This guidance requires an entity to recognize the income tax consequences of intra-entity sale or transfers of assets, other than inventory, at the time of transfer. The new standard requires the Company to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfers of assets remains in place for intercompany inventory sales and transfers. The new standard will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted for all entities as long as entities adopt at the beginning of an annual reporting period. The Company adopted the pronouncement on January 1, 2019 and determined that it had no impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of cash flows (Topic 230): Restricted cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This update addresses stakeholder concerns around the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The provisions of ASU No. 2016‑18 are effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied retrospectively. The Company does not plan to early adopt. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance requires qualitative disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income and if the reclassification election is made, the impacts of the change on the consolidated financial statements. The Company adopted ASU 2018-02 in the first quarter of 2019, did not reclassify the tax effects stranded in accumulated other comprehensive income, and there was no impact on the Company's consolidated results of operations or cash flows. The Company's policy for releasing disproportionate income tax effects from AOCI utilizes the portfolio approach.

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018‑15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350‑40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. Accounting for the hosting component of the arrangement is not affected. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted this pronouncement on January 1, 2019 and determined that it had no impact on its consolidated financial statements for the period ended March 31, 2019.

2. Business Combination

On March 15, 2019, Platinum Eagle consummated the Business Combination pursuant to the terms of the Merger Agreements and acquired all of the issued and outstanding equity interests in Target Parent and Signor Parent from the Sellers.

Pursuant to the Merger Agreements, Topaz purchased from the Sellers all of the issued and outstanding equity interests of Target Parent and Signor Parent for $1.311 billion, of which $563.1 million was paid in cash and the remaining $747.9 million was paid to the Sellers in the form of 25,686,327 shares of Common Stock, to Algeco Seller, and 49,100,000 shares of Common Stock, to Arrow Seller.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The following tables reconcile the elements of the Business Combination to the consolidated statement of cash flows for the three months ended March 31, 2019.

Recapitalization
Cash - Platinum Eagle's Trust (net of redemptions)	$146,137
Cash - PIPE	80,000
Gross cash received by Target Hospitality from Business Combination	226,137
Less: fees to underwriters	(7,385)
Net cash received from Recapitalization	218,752
Plus: non-cash contribution - forgiveness of related party loan	104,285
Less: non-cash net liabilities assumed from PEAC	(8,840)
Net contributions from Recapitalization Transaction	$314,197

Contributions from Affiliate
Transaction bonus amounts	$28,519
Payment of historical ABL facility	9,904
Payment of affiliate amounts	684
Total contributions	$39,107

Cash paid to Algeco Seller	$563,134

The cash paid to Algeco Seller was funded from the proceeds from debt (described below), net cash received from Recapitalization (described above), offset by deferred financing costs and certain other transaction costs incurred in connection with the Business Combination.

The $340 million of gross proceeds from Bidco’s offering of Senior Secured Notes less $3.3 million of original issuance discount and $40 million through Bidco’s entry into a new ABL facility are shown separately in the consolidated statement of cash flow for the three months ended March 31, 2019.

Prior to the Business Combination, Platinum Eagle had 32,500,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Shares”) outstanding and 8,125,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Shares”) outstanding, which comprised of Founder Shares held by the Founders (as defined below) and Former Platinum Eagle Director Shares held by individuals who are not founders but were directors of PEAC.

On March 15, 2019, Platinum Eagle was renamed Target Hospitality Corp. and each currently issued and outstanding share of Platinum Eagle Class B Shares automatically converted on a one-for-one basis, into shares of Platinum Eagle Delaware Class A Shares. Immediately thereafter, each currently issued and outstanding share of Platinum Eagle Class A Shares automatically converted on a one-for-one basis, into shares of the common stock of Target Hospitality. In connection with the Business Combination, 18,178,394 Class A Shares were redeemed.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type at March 31, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Shares of Common Stock issued and outstanding	105,232,933
Less: Founder Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for loss per share computation (see Note 17)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received  bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive loss. The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive loss for the three months ended March 31, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive loss for the three months ended March 31, 2019 as more fully discussed in Note 16.

Earnout Agreement

On March 15, 2019 (the “Closing Date”), in connection with the closing of the Business Combination, Harry E. Sloan, Jeff Sagansky and Eli Baker (together, the “Founders”) and the Company entered into an earnout agreement (the “Earnout Agreement”), pursuant to which, on the Closing Date, 5,015,898 Founder Shares were placed in escrow (the “Escrow Shares”), to be released at any time during the period of three years following the Closing Date upon the occurrence of the following triggering events: (i) fifty percent (50%) of the Escrow Shares will be released to the Founder Group (as defined in the Earnout Agreement) if the closing price of the shares of Target Hospitality’s common stock as reported on Nasdaq exceeds $12.50 per share for twenty (20) of any thirty (30) consecutive trading days and (ii) the remaining fifty percent (50%) of the Escrow Shares will be released to the Founder Group if the closing price of the shares of Target Hospitality’s common stock as reported on Nasdaq exceeds $15.00 per share for twenty (20) of any thirty (30) consecutive trading days, in each case subject to certain notice mechanics.

Upon the expiration of the three-year earnout period, any Founders’ Shares remaining in escrow that were not released in accordance with the Earnout Agreement will be transferred to the Company for cancellation. The fair value of the Company’s contingent right to cancel the Founders’ Shares has been recorded as a component of additional paid in capital, with an equal and offsetting capital contribution from the Founders.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

3. Signor Acquisition

On September 7, 2018, Bidco purchased 100% of the membership interests of Signor. Bidco acquired Signor for an aggregate purchase price of $201.5 million, excluding $15.5 million of cash and cash equivalents and restricted cash acquired. Included in the purchase price was $1.2 million of amounts owed to the sellers as a result of a subsequent working capital true-up adjustment recognized in accrued liabilities, with a corresponding increase to goodwill, as of December 31, 2018 in the accompanying consolidated balance sheets. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill.

The following table summarizes the allocation of the total purchase price to the net assets acquired and liabilities assumed at the date of acquisition by Bidco at estimated fair value:

Cash, cash equivalents and restricted cash	$15,536
Accounts receivable	13,008
Property and equipment	79,026
Other current assets	581
Goodwill	26,115
Customer relationships	96,225
Total assets acquired	230,491

Accounts payable	(3,678)
Accrued expenses	(9,051)
Capital lease liability and note payable	(490)
Unearned revenue	(201)
Total liabilities assumed	(13,420)
Net assets acquired	$217,071

The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount. The contractual cash flows not expected to be collected at the acquisition date amounted to approximately $0.7 million.

Intangible assets related to customer relationships represent the aggregate value of those relationships from existing contracts and future operations on a look-through basis, considering the end customers of Signor. The intangible assets received by Bidco will be amortized on a straight-line basis over an estimated useful life of nine years from the date of the business combination.

The purchase price allocation performed resulted in the recognition of approximately $26.1 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the expansion of territory of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information presents consolidated financial information as if Signor had been acquired as of January 1, 2018:

Period	Revenue	Loss before taxes
2018 pro forma from January 1, 2018 to March 31, 2018 (Unaudited)	$59,671	$(15,946)

Signor added $23.3 million and $8.9 million to our revenue and income before income taxes, respectively, for period ended March 31, 2019.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Signor to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, and intangible assets had been applied from January 1, 2018.

2018 supplemental pro forma income before taxes was adjusted to include $5.2 million of acquisition-related costs incurred in connection with the Signor acquisition.

4. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2019	2018
Specialty rental assets	$458,616	$432,158
Construction-in-process	13,822	18,356
Less: accumulated depreciation	(166,980)	(156,955)
Specialty rental assets, net	$305,458	$293,559

Depreciation expense related to Specialty rental assets was $9.9 million and $6.6 million for the period ended March 31, 2019 and 2018, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive loss.

5. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2019	2018
Land	$16,245	$16,245
Buildings and leasehold improvements	904	908
Machinery and office equipment	1,105	1,083
Software and other	1,686	1,667
	19,940	19,903
Less: accumulated depreciation	(1,262)	(1,021)
Total other property, plant and equipment, net	$18,678	$18,882

Depreciation expense related to other property, plant and equipment was $0.3 million and $0.1 million for the period ended March 31, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive loss. The March 31, 2019 and December 31, 2018 land amounts in the table above includes approximately $7.6 million of land acquired as part of the Signor acquisition discussed in Note 3, which is currently not being used in the operations of the business. Management is evaluating future plans for this land with options to potentially sell the land; however, the land is not currently classified as held for sale as it is not expected to be sold within the next twelve months.

6. Goodwill and Other Intangible Assets, net

As discussed in Note 3, the Company reflects Bidco’s acquisition of Signor in September 2018 resulting in the recognition of $26.1 million of goodwill. In connection with the Signor transaction, all goodwill was attributable to the Permian Basin business segment and reporting unit.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	8.1	$127,920	$(20,463)	$107,457
Non-compete Agreements	—	11,400	(11,400)	—
Total		139,320	(31,863)	107,457
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$155,720	$(31,863)	$123,857

	December 31, 2018
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	8.3	$127,920	$(16,937)	$110,983
Non-compete Agreements	—	11,400	(11,400)	—
Total		139,320	(28,337)	110,983
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$155,720	$(28,337)	$127,383

The aggregate amortization expense for intangible assets subject to amortization was $3.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive loss.

The estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

Rest of 2019	$10,574
2020	14,100
2021	14,100
2022	12,746
2023	12,325
Thereafter	43,612
Total	$107,457

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2019	2018
Accrued expenses	$8,542	$9,104
Employee accrued compensation expense	5,640	5,774
Other accrued liabilities	7,409	5,088
Accrued interest due affiliates	—	3,334
Total accrued liabilities	$21,591	$23,300

8. Notes Due from Affiliates

The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Interest income of $0 and $1.2 million associated with notes due from affiliates is reflected in interest expense, net on the consolidated statements of comprehensive loss for the periods ended March 31, 2019 and 2018, respectively.

The Company recognized a current interest receivable of $0 associated with these notes due from affiliates in the consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

All affiliate notes were paid in connection with the Business Combination discussed in Note 2.

9. Debt

Senior Secured Notes 2024

In connection with the closing of the Business Combination, Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 beginning September 15, 2019. Refer to table below for a description of the amounts related to the Notes.

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$3,281	$16,232

Before March 15, 2021, Bidco may redeem the Notes at a redemption price equal to 100% of the principal amount, plus a customary make whole premium for the Notes being redeemed, plus accrued and unpaid interest, if any, up to but not including the redemption date.

The customary make whole premium, with respect to the Notes on any applicable redemption date, as calculated by Bidco, is the greater of (i) 1.00% of the then outstanding principal amount of the Note; and (ii) the excess of (a) the present value at such redemption date of (i) the redemption price set on or after March 15, 2021 plus (ii) all required interest payments due on the Note through March 15, 2021, excluding accrued but unpaid interest to the redemption date, in each case, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Notes.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Before March 15, 2021, Bidco may redeem up to 40% of the aggregate principal amount of outstanding Notes at a redemption price equal to 109.50% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date, with the net proceeds of any equity offerings. Bidco may redeem up to 10% of the aggregate principal amount of the Notes during each twelve month period commencing on the issue date and prior to March 15, 2021 at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but not including the redemption date. If Bidco undergoes a change of control or sells certain of its assets, Bidco may be required to offer to repurchase the Notes. On or after March 15, 2021, Bidco at its option, may redeem the Notes, in whole or part, upon not less than fifteen (15) and not more than sixty (60) days’ prior written notice to holders and not less than twenty (20) days’ prior written notice to the trustee (or such shorter timeline as the trustee may agree), at the redemption price expressed as percentage of principal amount set forth below, plus accrued and unpaid interest thereon but not including the applicable redemption date (subject to the right of Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 12-month period beginning August 15 of each of the years set below.

Redemption
Year	Price
2021	104.750%
2022	102.375%
2023 and thereafter	100.000%

The Notes are unconditionally guaranteed by Topaz and each of Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note Guarantors are either borrowers or guarantors under the New ABL Facility. To the extent lenders under the New ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment  LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the New ABL Facility.

The Notes contain certain negative covenants, including limitations that restrict Bidco’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit Bidco and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to Bidco or any restricted subsidiary of Bidco; selling, leasing or transferring any of its property or assets to Bidco or any restricted subsidiary of Bidco; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction.

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million which is shown on the face of the consolidated balance sheet as of March 31, 2019 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

Bidco’s ultimate parent, Target Hospitality, has no significant independent assets or operations except as included in the guarantors of the Senior Secured Notes, the guarantees under the Notes are full and unconditional and joint and several, and any subsidiaries of Target Hospitality that are not subsidiary guarantors of the Notes are minor.  There are also no significant restrictions on the ability of Target Hospitality or any guarantor to obtain funds from its subsidiaries by dividend

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

or loan. See discussion of certain negative covenants above. Therefore, pursuant to the SEC Rules, no individual guarantor financial statement disclosures are deemed necessary.

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of March 31, 2019 consisted solely of $1.0 million of capital leases.

The $1.5 million related to the equipment financing agreement as of December 31, 2018 was fully repaid in January 2019.

The Company entered into a capital lease for certain equipment with a lease term expiring in October 2019 and an effective interest rate of 7.43%. The Company’s capital leases relating to commercial-use vehicles have interest rates ranging from 3.3% to 20.7% with lease terms that expire through December 31, 2019.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). The historical debt of Bidco, Target and their respective subsidiaries under the ABL facility of Algeco Seller was settled at the time of the consummation of the Business Combination on the Closing Date. Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.

Borrowings under the New ABL Facility, at the relevant borrower’s (the borrowers under the New ABL Facility, the “ABL Borrowers”) option, bear interest at either (1) an adjusted LIBOR or (2) a base rate, in each case plus an applicable margin. The applicable margin is 2.50% with respect to LIBOR borrowings and 1.50% with respect to base rate borrowings. Commencing at the completion of the first full fiscal quarter after the Closing Date, the applicable margin for borrowings under the New ABL Facility is subject to one step-down of 0.25% and one step-up of 0.25%, based on achieving certain excess availability levels with respect to the New ABL Facility.

The New ABL Facility provides borrowing availability of an amount equal to the lesser of (i) (a) $125 million and (b) the Borrowing Base (defined below) (the “Line Cap”).

The Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:

•	85% of the net book value of the Borrowers’ eligible accounts receivables, plus
•	the lesser of (i) 95% of the net book value of the Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the Borrowers’ eligible rental equipment, minus
•	customary reserves

The New ABL Facility includes borrowing capacity available for standby letters of credit of up to $15 million and for ‘‘swingline’’ loan borrowings of up to $15 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the New ABL Facility.

In addition, the New ABL Facility will provide the Borrowers with the option to increase commitments under the New ABL Facility in an aggregate amount not to exceed $75 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the New ABL Facility. The termination date of the New ABL Facility is September 15, 2023.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The obligations under the New ABL Facility are unconditionally guaranteed by Topaz and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Bidco (together with Topaz, the “ABL Guarantors”), other than certain excluded subsidiaries. The New ABL Facility is secured by (i) a first priority pledge of the equity interests of Topaz, Bidco, Target, and Signor (the “Borrowers) and of each direct, wholly-owned US organized restricted subsidiary of any Borrower or any ABL Guarantor, (ii) a first priority pledge of up to 65% of the voting equity interests in each non-US restricted subsidiary of any Borrower or ABL Guarantor and (iii) a first priority security interest in substantially all of the assets of the Borrower and the ABL Guarantors (in each case, subject to customary exceptions).

The New ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of 1.00:1.00 and (ii) maximum total net leverage ratio of 4.00:1.00, at any time when the excess availability under the New ABL Facility is less than the greater of (a) $15.625 million and (b) 12.5% of the Line Cap.

The New ABL Facility also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of the Borrowers, their restricted subsidiaries, and where applicable, Topaz, to:

•	incur additional indebtedness, issue disqualified stock and make guarantees;
•	incur liens on assets;
•	engage in mergers or consolidations or fundamental changes;
•	sell assets;
•	pay dividends and distributions or repurchase capital stock;
•	make investments, loans and advances, including acquisitions;
•	amend organizational documents and master lease documents;
•	enter into certain agreements that would restrict the ability to pay dividends;
•	repay certain junior indebtedness; and
•	change the conduct of its business.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the ABL Borrowers continued flexibility to operate and develop their businesses. The New ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default.

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	March 31,	December 31,
	2019	2018
Capital lease and other financing obligations	$971	$2,460
ABL Facility	40,000	20,550
9.50% Senior Secured Notes due 2024, face amount	340,000	—
Less: unamortized original issue discount	(3,281)	—
Less: unamortized term loan deferred financing costs	(16,232)	—
Total debt, net	361,458	23,010
Less: current maturities	(971)	(2,446)
Total long-term debt	$360,487	$20,564

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Interest expense incurred on debt

Interest incurred and expensed on debt, including capital lease and other financing obligations, was approximately $1.7 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, of which approximately $1.5 million and $0.3 million was accrued as of March 31, 2019 and December 31, 2018, respectively. The interest expense is recognized in interest expense, net, in the consolidated statements of comprehensive loss.

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of March 31, 2019. These will be amortized through the maturity date of the Notes using the effective interest method. Amortization expense related to the deferred financing costs and original issue discount was approximately $0.1 million and is included in interest expense, net on the consolidated statement of comprehensive loss for the three months ended March 31, 2019.

The Company also incurred deferred financing costs associated with the New ABL Facility as a result of the Business Combination in the amount of approximately $4.1 million, which are capitalized and presented on the unaudited consolidated balance sheet as of March 31, 2019. These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method. Amortization of revolver deferred financing costs was $0.1 million and $0 for the periods ended March 31, 2019 and 2018, respectively, and is included in interest expense, net in the consolidated statements of comprehensive loss. Accumulated amortization related to revolver deferred financing costs was $0.1 million and $0 as of March 31, 2019 and December 31, 2018, respectively.

The New ABL Facility was considered a modification of the old ABL facility for accounting purposes. Certain of the lenders under the old ABL facility are also lenders under the New ABL Facility. As the borrowing capacity of each of the continuing lenders in the New ABL Facility is greater than the borrowing capacity of the old ABL facility, the unamortized deferred financing costs at the time of the modification of approximately $1.8 million associated with the continuing lenders of the old ABL facility will be deferred and amortized over the remaining term of the New ABL Facility. Any unamortized deferred financing costs from the old ABL facility that pertain to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive loss as of the modification date. The Company recognized a charge of $0.9 million in loss on extinguishment of debt related to the write-off of deferred financing costs pertaining to non-continuing lenders for the three months ended March 31, 2019. Amortization of deferred financing costs was $0.2 million and $0 for the periods ended March 31, 2019 and 2018, respectively, and is included in interest expense, net in the consolidated statements of comprehensive loss. Accumulated amortization of revolver deferred financing costs was $0.8 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The schedule of future maturities as of March 31, 2019 consists of the following:

Rest of 2019	$971
2020	—
2021	—
2022	—
2023	40,000
Thereafter	340,000
Total	$380,971

10. Notes Due to Affiliates

The Company records interest expense on notes due to affiliates based on the stated interest rate in the loan agreement. Interest incurred and expensed of $1.9 million and $5.3 million associated with notes due to affiliates is reflected in interest expense, net on the consolidated statements of comprehensive loss for the periods ended March 31, 2019 and 2018, respectively.

As part of an intercompany debt restructuring, which occurred in December of 2018, Target Parent collected cash for the repayment of 100% of its affiliate note receivables and related accrued interest (Note 8), which amounted to approximately $61 million. Additionally, the sole member of Target Parent contributed $217 million to Target Parent on December 14, 2018. Cash received for the above amounts as of December 14, 2018 totaled approximately $278 million. The cash was used to pay off all intercompany debt and related accrued interest owed by Target Parent as of December 14, 2018, which amounted to approximately $278 million.

As part of the Business Combination, the affiliate note that was executed in September 2018 in connection with the acquisition of Signor has been extinguished. Prior to the Business Combination, Signor paid $9 million to a TDR affiliate, of which $5.3 million was used to pay off the accrued interest and the remaining $3.7 million was used to pay down the outstanding principal, reducing the amount owed to $104.3 million. Upon consummation of the Business Combination, the remaining principal was settled between Signor and the TDR affiliate in the form of a capital contribution.

Notes due to affiliates as of the dates indicated below consist of the following:

	Interest	Date of	March 31	December 31
Affiliate Lender	Rate	Maturity	2019	2018
Arrow Holdings S.a.r.l.	LIBOR + 4%	September 2023	$—	$108,047

11. Income Taxes

Income tax benefit was $1.9 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018, was 11.7% and 18.1%, respectively. The Company’s effective tax rate was lower during the three months ended March 31, 2019 as compared with the three months ended March 31, 2018 primarily resulting from the discrete treatment of the Transaction bonus amounts and Transaction costs discussed in Note 2.

The Company accounts for income taxes in interim periods under ASC 740-270, Income Taxes – Interim Reporting, which generally requires us to apply an estimated annual consolidated effective tax rate to consolidated pre-tax income. In addition, the guidance under ASC 740 further provides that, in establishing the estimated annual effective tax rate, the Company excludes losses from jurisdictions in which no tax benefit is expected to be recognized for such losses.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

12. Fair Value

The fair value of the financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments. The fair value of the ABL Revolver is primarily based upon observable market data, such as market interest rates, for similar debt. The fair value of the Notes is based upon observable market data. The fair value of notes due to and notes due from affiliates are based upon similarly publicly-traded instruments with a readily-available market value as a proxy.

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2019		December 31, 2018
	Carrying		Carrying
Financial Assets (Liabilities) Not Measured at Fair Value	Amount	Fair Value	Amount	Fair Value
ABL Facility (See Note 9) - Level 2	$(40,000)	$(40,000)	$(20,550)	$(20,550)
Senior Secured Notes (See Note 9) - Level 1	$(320,487)	$(338,725)	$—	$—
Notes due from affiliates (See Note 8) - Level 2	$—	$—	$638	$638
Notes due to affiliates (See Note 10) - Level 2	$—	$—	$(108,047)	$(108,047)

There were no transfers of financials instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018.

13. Business Restructuring

The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $0.2 million and $6.3 million during the three months ended March 31, 2019 and 2018, respectively. The following is a summary of the activity in our restructuring accruals:

	March 31,	March 31,
	2019	2018
Balance at January 1	$1,462	$2,395
Charges during the period	168	6,256
Cash payments during the period	(1,630)	(3,963)
Balance at March 31	$—	$4,688

The restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of March 31, 2019.

These restructuring costs pertain to corporate locations and do not impact the segments discussed in Note 21.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

14. Involuntary Conversion

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. Specialty rental assets were written-down by $1.8 million as of December 31, 2017 related to the damaged portion of the property. During the three months ended March 31, 2019 and 2018, respectively, approximately $0 and $2.3 million in insurance proceeds were received. For the three months ended March 31, 2019 and 2018, the Company recognized a gain on involuntary conversion associated with this event in the amount of approximately $0 and $0.5 million, respectively.

15. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

16. Related Parties

Loans to officers were provided as retention payments and were earned and forgiven over a four-year period and charged to compensation expense on a straight-line basis as amounts were forgiven. The amounts due as of December 31, 2018 are included in the Notes due from officers in the consolidated balance sheets. No amounts were due as of March 31, 2019 as the remaining amounts due were forgiven on March 15, 2019 as part of the consummation of the Business Combination.  Compensation expense recognized for the three months ended March 31, 2019 and 2018, totaled $1.6 million and $0.2 million, respectively, and are included in selling, general and administrative expense in the consolidated statement of comprehensive loss. Approximately $1.4 million of the $1.6 million recognized as compensation expense during the three months ended March 31, 2019 represent the loan forgiveness previously discussed.

Prior to the Business Combination, Target Parent was a co-borrower and co-guarantor of the obligations of the other borrowers under the old ABL facility discussed in Note 9. The other borrowers and guarantors were affiliates of TDR. As a result of the Business Combination, the amounts owed on the historical ABL facility were paid off and Target Parent was released from its obligation under that agreement. The total amount outstanding under the historical ABL facility at December 31, 2018, was $151.9 million, which included the $20.6 million reported on the balance sheet as of December 31, 2018.

Target Parent had amounts due from affiliates in the amount of $0 and $0.6 million as of March 31, 2019 and December 31, 2018, respectively. The $0.6 million note due from affiliate as of December 31, 2018 represents financing costs and bonus amounts paid by Target Parent on behalf of an affiliate during the fourth quarter of 2018. This amount was collected during the first quarter of 2019.

On September 6, 2018, Signor Parent entered into a related party note with Arrow Seller for $108 million which was paid off as part of the Business Combination and is discussed in Note 10.

Target Parent leased modular buildings from an ASG affiliate to serve one of its customers. The rent expense related to the leasing of the modular buildings amounted to $0 and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. In August 2018, Target Parent purchased these leased buildings for $1.6 million.

During the three months ended March 31, 2019 and 2018, the Company incurred $0.2 million and $0.2 million, respectively, in quarterly commissions owed to related parties, included in selling, general and administrative expense in the accompanying unaudited statements of comprehensive loss.  At March 31, 2019 and December 31, 2018, the Company accrued $0.2 million and $0.2 million, respectively, pursuant to these commission arrangements, of which $0.2 million was paid in February 2019.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

17. Loss per Share

Basic loss per share (“LPS”) is calculated by dividing net loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted LPS is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. A loss was recorded for the three months ended March 31, 2019 and 2018. Therefore, any potential dilutive securities would be deemed anti-dilutive, and have been excluded from the calculation of diluted loss per share. For these periods, basic and diluted LPS are the same. The following table is a reconciliation of net loss and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted LPS for the periods indicated below ($ in thousands, except per share amounts):

	March 31,	March 31,
	2019	2018
Numerator
Net loss attributable to Common Stockholders	$(13,979)	$(4,194)

Denominator
Weighted average shares outstanding - basic and diluted	79,589,905	25,686,327

Net loss per share - basic and diluted	$(0.18)	$(0.16)

As discussed in Note 2, 5,015,898 shares of the 8,050,000 shares of Common Stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the LPS calculation.

Warrants representing 16,166,650 shares of the Company’s Common Stock for the three months ended March 31, 2019 were excluded from the computation of loss per share because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable period.

18. Stockholders’ Equity

Common Stock

As of March 31, 2019, Target Hospitality had 105,232,933 shares of Common Stock, par value $0.0001 per share issued and outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 2.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2019, no preferred shares were issued and outstanding.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Warrants

On January 17, 2018, PEAC sold 32,500,000 units at a price of $10.00 per unit (the “Units”) in its initial public offering (the “Public Offering”), including the issuance of 2,500,000 Units as a result of the underwriters partial exercise of their overallotment option. Each Unit consisted of one Class A ordinary share of PEAC, par value $0.0001 per share (the “Public Shares”), and one-third of one warrant to purchase one ordinary share (the “Public Warrants”).

Each Public Warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will upon exercise, round down to the nearest whole number, the number of shares to be issued to the Public Warrant holder. Each Public Warrant became exercisable 30 days after the completion of the Business Combination.

On January 17, 2018, Platinum Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”), Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from PEAC an aggregate of 5,333,334 warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement (the “Private Placement Warrants”) that occurred simultaneously with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering and was held in the Trust Account until the closing of the Business Combination. The Private Placement Warrants (including the shares of Common Stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or salable until 30 days after the closing date of the Business Combination, and they are non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants (as defined above). Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

As of March 31, 2019, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

19. Incentive Plan

On March 15, 2019, in connection with the Business Combination, the Company’s board of directors approved the adoption of the Target Hospitality Corp. 2019 Incentive Award Plan (the “Plan”), under which four million of the Company’s shares of Common Stock were reserved for issuance and share awards are available for future grant at March 31, 2019. The expiration date of the Plan, on and after which date no awards may be granted, is March 15, 2029. As of March 31, 2019, no awards had been granted.

20. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and / or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. We recognized expense of $0.3 million and less than $0.1 million, respectively, related to matching contributions under our various defined contribution plans during the periods ended March 31, 2019 and 2018, respectively.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

21. Business Segments

The Company is organized primarily on the basis of geographic region, customer industry group and operates primarily in three reportable segments.

Our remaining operating segments have been consolidated and included in an “All Other” category.

The following is a brief description of our reportable segments and a description of business activities conducted by All Other.

Permian Basin — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers in the oil and gas industry located primarily in Texas and New Mexico.

Bakken Basin — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers in the oil and gas industry located primarily in North Dakota.

Government — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from Government customers located in Texas.

All Other — Segment operations consist primarily of revenue from the construction phase of the contract with TCPL discussed in Note 1 as well as specialty rental and vertically integrated hospitality services revenue from customers in the Oil and Gas industry located outside of the Permian and Bakken Basins.

The table below presents information about reported segments for the three months ended March 31 (except for asset information for 2018 that is presented as of December 31):

2019

	The Permian Basin	The Bakken Basin	Government	All Other		Total
Revenue	$52,712	$4,772	$16,555	$7,943	(a)	$81,982
Adjusted gross profit	$32,594	$1,635	$11,851	$1,575		$47,655
Capital expenditures	$18,697	$77	$36	$3,027
Total Assets	$210,963	$92,544	$45,875	$8,934		$358,316

2018

	The Permian Basin	The Bakken Basin	Government	All Other		Total
Revenue	$15,663	$5,570	$16,521	$892	(a)	$38,646
Adjusted gross profit	$9,458	$1,831	$11,514	$(97)		$22,706
Capital expenditures	$23,782	$1,293	$384	$307
Total Assets	$234,368	$64,770	$43,994	$3,489		$346,621

(a)Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for the three months ended March 31, 2019 and 2018, respectively, is as follows:

	March 31, 2019	March 31, 2018
Total reportable segment adjusted gross profit	$46,080	$22,803
Other adjusted gross profit	1,575	(97)
Depreciation and amortization	(13,664)	(7,893)
Selling, general, and administrative expenses	(44,752)	(10,182)
Restructuring costs	(168)	(6,256)
Other income, net	38	450
Loss on extinguishment of debt	(907)	—
Interest expense, net	(4,031)	(3,945)
Consolidated loss before income taxes	$(15,829)	$(5,120)

A reconciliation of total segment assets to total consolidated assets as of March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Total reportable segment assets	$349,382	$343,132
Other assets	8,934	3,489
Restricted Cash	257	257
Other unallocated amounts	226,813	218,154
Total Assets	$585,386	$565,032

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2019	December 31, 2018
Total current assets	$82,639	$74,986
Other intangible assets, net	123,857	127,383
Deferred tax asset	14,457	12,420
Deferred financing costs revolver, net	5,782	2,865
Notes due from officers	—	500
Other non current assets	78	—
Total other unallocated amounts of assets	$226,813	$218,154

22. Subsequent Events

On April 5, 2019, the Company filed a shelf registration statement on Form S-3 (the “Warrant S-3”) for: (i) the issuance by the Company of the shares of Common Stock issuable upon exercise of the Company’s outstanding Public Warrants and Private Warrants (together, the “Warrants”), and (ii) the resale by the selling warrant holders named therein of the Warrants and the shares of Common Stock underlying the Warrants held by such holders.

On April 10, 2019, the Company filed a shelf registration statement on Form S-3 (the “Resale S-3”) for the resale, by the selling stockholders named therein of a total of 82,911,327 shares of the Company’s Common Stock.

On April 17, 2019, Algeco Seller disposed of 10,057,462 shares of common stock pursuant to the terms of that certain Amended and Restated Earn-Out Agreement dated November 11, 2018 (the “Earnout Distribution”) by and among Target Logistics Management, LLC, Williams Scotsman International, Inc., Algeco Holding S.à.r.l., Brian S. Lash as the Seller

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Representative and the other Sellers party thereto, and in accordance with the terms and conditions of that certain Agreement dated April 15, 2019 between Algeco Holding S.à.r.l. and Brian S. Lash as the Seller Representative, on behalf of himself and each other Seller and to correct the chain of ownership of Algeco Investments. This resulted in the reduction of TDR’s ownership of Target Hospitality from 71% to 62%.

On May 1, 2019, the Company filed Amendment No. 1 to the Resale S-3 to reflect the beneficial ownership following the Earnout Distribution.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

•                   operational, economic, political and regulatory risks;

•                   our ability to effectively compete in the specialty rental accommodations and hospitality services industry;

•                   effective management of our communities;

•                   natural disasters and other business disruptions;

•                   the effect of changes in state building codes on marketing our buildings;

•                   changes in demand within a number of key industry end-markets and geographic regions;

•                   our reliance on third party manufacturers and suppliers;

•                   failure to retain key personnel;

•                   increases in raw material and labor costs;

•                   the effect of impairment charges on our operating results;

•                   our inability to recognize deferred tax assets and tax loss carry forwards;

•                   our future operating results fluctuating, failing to match performance or to meet expectations;

•      our exposure to various possible claims and the potential inadequacy of our insurance;

•                   unanticipated changes in our tax obligations;

•                   our obligations under various laws and regulations;

•                   the effect of litigation, judgments, orders or regulatory proceedings on our business;

•                   our ability to successfully acquire and integrate new operations;

•                   global or local economic movements;

•                    our ability to effectively manage our credit risk and collect on our accounts receivable;

•                   our ability to fulfill our public company obligations;

•                   any failure of our management information systems;

•                   our ability to meet our debt service requirements and obligations; and

•                   risks related to Bidco’s obligations under the Notes.

These forward-looking statements are based on information available as of the date of this Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TARGET HOSPITALITY CORP. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Target Hospitality Corp. This discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. References to “we,” “us,” “our,” or “the Company” refer to Target Hospitality Corp. and its consolidated subsidiaries at and after March 15, 2019 and to Platinum Eagle Acquisition Corp., our legal predecessor, for all periods prior to March 15, 2019. For purposes of this section, references to “we,” “us,” “the Companies,” “Algeco US Holdings LLC,” or “Target Parent” refers to Algeco US Holdings LLC and its consolidated subsidiaries for periods from and after December 22, 2017 through March 31, 2019 and Target Logistics Management, LLC and its consolidated subsidiaries for periods prior to December 21, 2017.

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated suppliers of hospitality solutions in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce lodge management, and laundry service. As of March 31, 2019, our network includes 21 locations to better serve our customers across the US.

For the three months ended March 31, 2019, key drivers of financial performance include:

•

Increased revenue of $43.3 million or 112.1% compared to the same period in 2018 driven by organic growth and the acquisition of Signor in September 2018 discussed in Note 3 in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

•	Increased revenue in the Permian Basin segment which represent 64.3% of revenues for the three months ended March 31, 2019 by $37.1 million or 236.5% as compared to the same period in 2018 through:
o	The acquisition of Signor which directly contributed to an increase of 4,530 available beds for the Permian Basin Segment.
•	Increased revenue in the All Other segment which represent 9.7% of revenues for the three months ended March 31, 2019 by $7.1 million or 790.4% as compared to the same period 2018 through:
o	An increase directly attributable to Construction fee income which is part of the TransCanada Pipeline contract discussed in Note 1 to the unaudited consolidated financial statements.
•

Net loss increased from $4.2 million for the three months ended March 31, 2018 to $14.0 million for the three months ended March 31, 2019, which is primarily attributable to $38.1 million of Business Combination Costs incurred during 2019 discussed further in the “Key factors impacting the comparability of results” section of this section. This increase in costs was partially offset by growth of the business as noted above.

•

Generated consolidated Adjusted EBITDA of $41.3 million representing an increase of $23.1 million or 126.9% as compared to the same period in 2018, which includes the impact of the acquisition of Signor as well as organic growth.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to oil and gas customers operating in the Permian and Bakken regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on exploration for, development, production and transportation of oil and natural gas and government immigration housing programs. The Permian has experienced elevated drilling activity as a result of improved technologies that have driven down the cost of production. Technological improvements in recent years to identify and extract hydrocarbons, as well as extensive oil and gas reserves in the Permian support sustained activity in the Permian for the foreseeable future.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included elsewhere in this report. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Supply and Demand for Oil and Gas

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by oil and gas price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the exploration and production (“E&P”) workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the oil and gas industry and the demand for labor. Oil and gas prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for oil and gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of oil and gas.

Availability and Cost of Capital

Capital markets conditions could affect our ability to access the debt and equity capital markets to the extent necessary to fund our future growth. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly, and could limit our ability to raise funds, or increase the price of raising funds, in the capital markets and may limit our ability to expand.

Regulatory Compliance

We are subject to extensive federal, state, local, and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid, and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of substantial costs, liabilities, and limitations on our operations related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise, or be discovered that create substantial environmental compliance or remediation liabilities and costs.

Natural Disasters or Other Significant Disruption

An operational disruption in any of our facilities could negatively impact our financial results. The occurrence of a natural disaster, such as earthquake, tornado, severe weather, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure, capacity expansion difficulties or unscheduled maintenance could cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative solutions.

How we evaluate our operations

We derive the majority of our revenue from specialty rental lodging accommodations and vertically integrated hospitality services. Approximately 74.5% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 25.5% of revenues were earned through leasing of lodging facilities (16.7%) and Construction fee income (8.8%) for the three months ended March 31, 2019. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company also originated a contract in 2013 with TransCanada Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our management uses a variety of financial and operating metrics to analyze our performance. We view these metrics as significant factors in assessing our operating results and profitability and intend to review these measurements frequently for consistency and trend analysis. We primarily review the following profit and loss information when assessing our performance.

Revenue

We analyze our revenues by comparing actual revenues to our internal projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of drilling activity in the Permian and Bakken basins, and the consumer price index impacting government contracts.

Adjusted Gross Profit

We analyze our adjusted gross profit, which we define as revenues less cost of sales, excluding impairment and depreciation of specialty rental assets to measure our financial performance. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our internal projections and to prior period results for a given period in order to assess our performance.

Segments

We have identified three reportable business segments: Government, the Permian Basin, and the Bakken Basin:

Permian Basin

The Permian Basin segment reflects our facilities and operations in the Permian Basin region and includes our 14 communities located across Texas and New Mexico.

Bakken Basin

The Bakken Basin segment reflects our facilities and operations in the Bakken Basin region and includes our 4 communities in North Dakota.

Government

The government segment (“Government”) includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with CoreCivic (“CoreCivic”).

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in the Anadarko basin of

Oklahoma, the catering and other services provided to communities and other workforce accommodation facilities for the oil, gas and mining industries not owned by us and initial work and future plans for facilities and services to be provided in connection with the TCPL project.

Key factors impacting the comparability of results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Algeco US Holdings LLC Restructuring

On November 28, 2017, as part of the restructuring amongst entities under common control of TDR and ASG, ASG conducted a carve-out transaction of Target and Chard Camp Catering Services Ltd (“Chard”) net assets from Williams Scotsman International Inc. (“WSII”) and Chard became a wholly-owned subsidiary of Target. Effective December 22, 2017, Target Parent acquired Target and Chard. Due to the acquisition of Target by Target Parent being a common control transaction, the prior period financial statements have been retrospectively adjusted to reflect the transaction as if it occurred at the beginning of the period presented. Because Target was owned by ASG prior to Target Parent’ formation, the historical operations of Target are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the consolidated results of Target and Target Parent following the Restructuring on November 28, 2017; (ii) Target Parents’ equity structure since the date of its formation until the Business Combination on March 15, 2019. Due to the Restructuring previously discussed, there are approximately $0.4 million and $11.4 million of additional expenses related to the activity of Target Parent included in the consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, respectively. Approximately $0.2 million and $6.3 million are reported in restructuring costs for the three months ended March 31, 2019 and 2018, respectively. Approximately $0.2 million and $5.2 million of these expenses are reported in selling, general and administrative expenses for the three months ended March 31, 2019 and March 31, 2018, respectively.

Target Logistics Management, LLC Restructuring

On December 22, 2017, in a restructuring transaction amongst entities under common control of TDR and ASG, Target Parent acquired 100% ownership of Target, a specialty rental company initially acquired by another subsidiary of ASG in 2013, as its operating company. As part of the restructuring, certain notes and intercompany accounts among Target and other ASG entities were offset and extinguished, any gain or loss on extinguishment of the notes and receivables have been recognized as contributions and distributions in equity. Further, immediately prior to the Restructuring transaction, on December 15, 2017, Target acquired all of membership interests of Iron Horse Managing Services, LLC and Iron Horse Ranch Yorktown, LLC (collectively, Iron Horse), in a transaction under common control of TDR. Iron Horse was initially acquired by another subsidiary of TDR on July 31, 2017 and accounted for as a business combination with the assets acquired and liabilities assumed recorded at fair value as of the date of the initial acquisition. The acquisition of Iron Horse expanded Target’s presence in the Texas Permian Basin, adding four lodges with approximately 1,000 beds in strategic locations across Texas.

Acquisitions

On September 7, 2018, Bidco purchased 100% of the membership interests of Signor. Signor’s results of operations are not directly comparable to the historical results of operations as Signor’s operating results are only included from the period from September 7, 2018. The acquisition of Signor further expanded our presence in the Texas Permian Basin, adding over 4,000 beds.

Business Combination Costs

We have incurred approximately $38.1 million in incremental costs related to the Business Combination that have been recognized as selling, general, and administrative expenses in the unaudited consolidated statement of comprehensive loss for the three months ended March 31, 2019. These costs include $8.0 million in transaction expenses relating to the consummation of the Business Combination. Additionally, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. Finally, as part of the Business Combination being consummated, we recorded $1.6 million of compensation expense for the full loan forgiveness of certain executive members of management which has been recognized as a non-cash expense within the consolidated financial statements.

Public Company Costs

As part of becoming a public company, we also expect to incur additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common shareholders, registrar and transfer agent fees, national stock exchange fees, legal fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2019 and  2018

	For the three months ended		Amount of	Percentage Change
	March 31,		Increase	Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Services income	$61,073	$24,916	$36,157	145%
Specialty rental income	13,730	13,730	—	—
Construction fee income	7,179	—	7,179	100%
Total revenue	81,982	38,646	43,336	112%
Costs:
Services	32,009	13,510	18,499	137%
Specialty rental	2,318	2,430	(112)	-5%
Depreciation of specialty rental assets	9,901	6,603	3,298	50%
Gross Profit	37,754	16,103	21,651	134%
Selling, general and administrative	44,752	10,182	34,570	340%
Other depreciation and amortization	3,763	1,290	2,473	192%
Restructuring costs	168	6,256	(6,088)	-97%
Other income, net	(38)	(450)	412	92%
Operating loss	(10,891)	(1,175)	(9,716)	-827%
Loss on extinguishment of debt	907	—	907	100%
Interest expense, net	4,031	3,945	86	2%
Loss before income tax	(15,829)	(5,120)	(10,709)	-209%
Income tax benefit	(1,850)	(926)	(924)	-100%
Net loss	$(13,979)	$(4,194)	$(9,785)	-233%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Total Revenue. Total revenue was $82.0 million for the three months ended March 31, 2019 and consisted of $61.1 million of services income, $13.7 million of specialty rental income and $7.2 million of construction fee income. Total revenues for the three months ended March 31, 2018 were $38.6 million and consisted of $24.9 million of services income and $13.7 million of specialty rental income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering food services, maintenance, housekeeping, grounds-keeping, on-

site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.

The main driver of revenue was an increase in the activity in the Permian Basin which is attributable primarily to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Total beds increased from 6,796 beds (77% utilization) in March 2018 to 11,768 beds (87% utilization) in March 2019. In addition, the ADR increased from $80.8 to $82.4 which further contributed to increased revenue for the similar period in the prior year. Lastly, TCPL was responsible for approximately $7.2 million in revenue for the three months ended March 31, 2019 while no revenues were contributed for the three months ended March 31, 2018.

Cost of services. Cost of services was $32.0 million for the three months March 31, 2019 as compared to $13.5 million for the three months ended March 31, 2018.

The increase in Services costs is primarily due to the increase in activity within the Permian Basin. The acquisition of Signor, who principally operates in the Permian Basin also drove the increase is costs. Additionally, costs increased as a result of the TCPL project, approximately $5.8 million of costs incurred for the three months ended March 31, 2019, with no active costs for TCPL during the three months ended March 31, 2018.

Specialty rental costs. Specialty rental costs were $2.3 million for the three months ended March 31, 2019 as compared to $2.4 million for the three months ended March 31, 2018. The decrease in specialty rental costs is due to a reduction in utility costs and other variable costs.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $9.9 million for the three months ended March 31, 2019 as compared to $6.6 million for the three months ended March 31, 2018.

The increase in depreciation expense is mainly due to a $2.0 million contribution to depreciation related to the acquisition of the Signor assets in September 2018 with the remaining increase attributable to assets placed into service.

Selling, general and administrative. Selling, general and administrative was $44.8 million for the three months ended March 31, 2019 as compared to $10.2 million for the three months ended March 31, 2018.

The increase in selling, general and administrative expense of $34.6 million is primarily due to the $38.1 million of costs associated with the Business Combination recognized for the three months ended March 31, 2019 as previously discussed. This increase was offset by a decrease of approximately $5.0 million in Target Parent costs associated with the Restructuring previously mentioned. The remaining increase of approximately $1.5 million of costs after accounting for the decrease in Target Parent costs are primarily attributable to increased staffing costs, audit, legal, and advisory fees associated with growth of the business and Public Company Costs previously discussed.

Other depreciation and amortization. Other depreciation and amortization expense was $3.8 million for the three months ended March 31, 2019 as compared to $1.3 million for the three months ended March 31, 2018.

The increase in other depreciation and amortization expense is due to the amortization of customer relationship intangible assets from the Signor Acquisition of approximately $2.7 million for the three months ended March 31, 2019 as well as increases to other depreciable assets acquired as part of the Signor acquisition.

Restructuring costs. Restructuring costs were $0.2 million for the three months ended March 31, 2019 as compared to $6.3 million for the three months ended March 31, 2018 primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office and the movement of those functions to Europe.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above.

Other income, net. Other income, net was $0.04 million for the three months ended March 31, 2019 as compared to $0.5 million for the three months ended March 31, 2018.

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. During the three months ended March 31, 2018, approximately $2.3 million in insurance proceeds were received and a $0.5 million gain on involuntary conversion associated with this event was recognized.

Loss on extinguishment of debt.  Loss on extinguishment of debt of $0.9 million for three months ended March 31, 2019 related to the write-off of deferred financing costs pertaining to non-continuing lenders associated with the modification of our ABL facility on March 15, 2019.

Interest expense, net. Interest expense, net was $4.0 million for the three months ended March 31, 2019 as compared to interest expense, net of $3.9 million for the three months ended March 31, 2018.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes as compared the affiliate debt that was outstanding. Also, there was approximately $0.3 million of amortization of deferred financing costs and original issue discount related to the old ABL facility, the New ABL Facility, and 2024 Senior Secured Notes issued in conjunction with the consummation of the Business Combination.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the periods indicated below.

				Percentage
	For the three Months ended March 31,		Amount of Increase	Change Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue
Government	$16,555	$16,521	$34	—
Permian Basin	52,712	15,663	37,049	237%
Bakken Basin	4,772	5,570	(798)	-14%
All Other	7,943	892	7,051	790%
Total Revenues	$81,982	$38,646	$43,336	112%

Adjusted Gross Profit
Government	$11,851	$11,514	$337	3%
Permian Basin	32,594	9,458	23,136	245%
Bakken Basin	1,635	1,831	(196)	-11%
All Other	1,575	(97)	1,672	1724%
Total Adjusted Gross Profit	$47,655	$22,706	$24,949	110%

Average Daily Rate
Government	$74.7	$74.6	$0.1
Permian Basin	$86.3	$88.8	$(2.5)
Bakken Basin	$77.8	$79.2	$(1.4)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $16.6 million for the three months March 31, 2019 as compared to $16.5 million for the three months ended March 31, 2018.

Adjusted gross profit for the Government segment was $11.9 million for the three months ended March 31, 2019 as compared to $11.5 million for the three months ended March 31, 2018.

The increase in adjusted gross profit of $0.4 million is due to cost efficiencies gained in 2019 as revenue stayed relatively flat for the three months ended March 31, 2019 compared to the same period in 2018.

Permian Basin

Revenue for the Permian Basin segment was $52.7 million for the three months ended March 31, 2019 as compared to $15.7 million for the three months ended March 31, 2018.

Adjusted gross profit for the Permian Basin segment was $32.6 million for the three months ended March 31, 2019 as compared to $9.5 million for the three months ended March 31, 2018.

The increase in revenue of $37.0 million and increase in adjusted gross profit of $23.1 million is attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Available beds increased from 2,070 beds to 7,279 beds driven primarily from the acquisition of Signor.

Bakken Basin

Revenue for the Bakken Basin segment was $4.8 million for the three months ended March 31, 2019 as compared to $5.6 million for the three months ended March 31, 2018.

Adjusted gross profit for the Bakken Basin segment was $1.6 million for the three months ended March 31, 2019 as compared to $1.8 million for the three months ended March 31, 2018.

The decrease in revenue of $0.8 million and decrease in adjusted gross profit of $0.2 million was driven by the decrease in ADR from $79.2 as of March 31, 2018 to $77.8 as of March 31, 2019 in conjunction with the decrease in the utilized bed nights, for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been capital contributions from our owners and cash flow from operations. We depend on cash flow from operations, cash on hand and borrowings under our revolving credit facility to finance our acquisition strategy, working capital needs, and capital expenditures. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth strategy, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

If our cash flows and capital resources are insufficient, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, and seek additional capital. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects.

Capital Requirements

During the three months ended March 31, 2019, we incurred $21.8 million in capital expenditures. Our total annual 2019 capital budget includes growth projects to increase community capacity. However, the amount and timing of these 2019 capital expenditures is largely discretionary and within our control. We could choose to defer or increase a portion of these planned 2019 capital expenditures depending on a variety of factors, including, but not limited to, additional contracts awarded above and beyond our projections. As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the three months ended
	March 31,
	2019	2018

Net cash (used in) provided by operating activities	$(6,745)	$3,515
Net cash used in investing activities	(14,022)	(20,300)
Net cash provided by financing activities	31,693	10,897
Net increase (decrease) in cash and cash equivalents	$10,926	$(5,888)

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Cash flows (used in) provided by operating activities. Net cash used in operating activities was $6.7 million for the three months ended March 31, 2019 as compared cash provided by operating activities of $3.5 million for the three months ended March 31, 2018.

As part of the Business Combination, Target Hospitality paid $28.5 million in bonuses which is the main driver of the change in cash flows from operating activities offset by an increase in cash flows from operations due to growth in the business resulting from the acquisition of Signor as well as organic growth.

Cash flows used in investing activities. Net cash used in investing activities was $14.0 million for the three months ended March 31, 2019 as compared to $20.3 million for the three months ended March 31, 2018. This decrease was primarily related to lower investment in capital expenditures in 2019 given the significant level of investments made in 2018.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $31.7 million for the three months ended March 31, 2019 as compared to $10.9 million for the three months ended March 31, 2018. The increase in cash from financing activities primarily reflects additional borrowing proceeds from the 2024 Senior Secured Notes and New ABL Facility associated with the Business Combination.

Indebtedness

Capital lease and other financing obligations

Our capital lease and financing obligations at March 31, 2019 consisted of $1.0 million of capital leases.

The $1.5 million related to an equipment financing agreement as of December 31, 2018 was repaid in January 2019.

We entered into a capital lease for certain equipment with a lease term expiring in October 2019 and an effective interest rate of 7.43%. Our capital leases relating to commercial-use vehicles have interest rates ranging from 3.3% to 20.7% with lease terms that expire through December 31, 2019.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 9 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 beginning September 15, 2019.  Refer to Note 9 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. Our largest customers for the three months ended March 31, 2019 were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 19.8% and 12.7% of revenues. The largest customer accounts for 8.2% of accounts receivable while another customer accounted for 22.6% of accounts receivable, respectively, as of March 31, 2019.

Our largest customers for the three months ended March 31, 2018 were CoreCivic of Tennessee LLC, Anadarko Petroleum Corporation and Halliburton Energy Services who accounted for 42.7%, 11.6% and 10.9% of revenues. We also had three customers who accounted for 22.0%, 20.7% and 13.5% of accounts receivable, with no other customer making up more than 10% of receivables as of March 31, 2018.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. For the three months ended March 31, 2019 our major suppliers were Palomar Modular Buildings, LLC, Roadmasters Transport Co., Inc, Vinco Inc. and W.C. Bell, Inc. representing 27.7%, 25.3%, 12.5% and 11.4% of goods purchased, respectively.  For the three months ended March 31, 2018, our major suppliers were Palomar Modular Buildings, LLC, ATCO Structures & Logistics (USA) Inc, and W.C. Bell, Inc. representing 27.5%, 18.5%, and 17.7% of goods purchased, respectively.

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of March 31, 2019:

Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	2024 and beyond
Capital lease and other financing obligations	$971	$971	$—	$—	$—
Asset retirement obligations	3,274	—	3,274	—	—
Interest payments(1)	161,500	16,150	64,600	64,600	16,150
New ABL Facility	40,000	—	—	40,000	—
2024 Senior Secured Notes	340,000	—	—	—	340,000
Total	$545,745	$17,121	$67,874	$104,600	$356,150

(1)

Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the five (5) year term of the Notes, interest payments total $161.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

We lease certain land, community units, and real estate under non-cancelable operating leases, the terms of which vary and generally contain renewal options. Total rent expense under these leases is recognized ratably over the initial term of the lease. Any difference between the rent payment and the straight-line expense is recorded as a liability.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.2 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.  Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Future minimum lease payments at March 31, 2019, by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2019	$1,875
2020	1,801
2021	1,435
2022	1,022
2023	729
Total	$6,862

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  For a discussion of the critical accounting policies and estimates that we use in the preparation of our unaudited consolidated financial statements, see “Target Parent and Signor Parent’s Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018 in our Current Report on Form 8-K filed on March 21, 2019. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments, assumptions and estimates. There have been no material changes during the three months ended March 31, 2019 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

Principles of Consolidation

Refer to Note 1 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for a discussion of principles of consolidation.

Recently Issued Accounting Standards

Refer to Note 1 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.

Non-GAAP Financial Measures

We have included Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows which are measurements not calculated in accordance with US GAAP, in the discussion of our financial results because they are key metrics used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate our operating performance.

Target Hospitality defines Adjusted gross profit, as gross profit plus depreciation of specialty rental assets and loss on impairment.

Target Hospitality defines EBITDA as net income (loss) before interest expense and loss on extinguishment of debt, income tax expense (benefit), depreciation of specialty rental assets, and other depreciation and amortization.

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

•	Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination.
•	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Business Combination.
•

Officer loan expense: Loans to certain executive officers of the Company were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.

•

Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.

•	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
•

Other income, net: Other income, net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, and other immaterial non-cash charges.

We define Adjusted Free Cash Flows as Adjusted EBITDA plus increases in deferred revenue and customer deposits, less decreases in deferred revenue and customer deposits, less maintenance capital expenditures for specialty rental assets.

EBITDA reflects net loss excluding the impact of interest expense and loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors, and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate.

As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Target Hospitality also believes that Adjusted EBITDA is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects adjustments to exclude the effects of additional items, including certain items, that are not reflective of the ongoing operating results of Target Hospitality.  In addition, to derive Adjusted EBITDA, we exclude gains or losses on the sale of depreciable assets and impairment losses because including them in EBITDA is inconsistent with reporting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale of depreciable assets and impairment losses represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

Target Hospitality also presents Adjusted Free Cash Flows because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. Adjusted Free Cash Flows indicates the amount of cash available after maintenance capital expenditures for specialty rental assets for, among other things, investments in our existing business.

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income (loss) or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believe that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow provide useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
	March 31,
	2019	2018
Gross Profit	$37,754	$16,103
Depreciation of specialty rental assets	9,901	6,603
Adjusted gross profit	$47,655	$22,706

The following table presents a reconciliation of Target Hospitality’s consolidated net loss to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
	March 31,
	2019	2018
Net loss	$(13,979)	$(4,194)
Interest expense, net	4,031	3,945
Loss on extinguishment of debt	907	—
Income tax benefit	(1,850)	(926)
Other depreciation and amortization	3,763	1,290
Depreciation of specialty rental assets	9,901	6,603
EBITDA	2,773	6,718

Adjustments
Transaction bonus amounts	28,519	—
Transaction expenses	8,046	484
Officer loan expense	1,583	—
Target Parent selling, general, and administrative costs	246	5,192
Restructuring costs	168	6,256
Other income, net	(38)	(450)
Adjusted EBITDA	$41,297	$18,200

The following table presents a reconciliation of Target Hospitality’s Adjusted EBITDA to Net cash (used in) provided by operating activities to Adjusted Free Cash Flows:

	For the Three Months Ended
	March 31,
	2019	2018
Adjusted EBITDA	$41,297	$18,200
Transaction bonus amounts	(28,519)	—
Transaction expenses	(8,046)	(484)
Interest payments	(5,815)	(434)
Officer loan expense	(1,583)	—
Target Parent selling, general and administrative costs	(246)	(5,192)
Restructuring costs	(168)	(6,256)
Other income, net	38	—
Gain on involuntary conversion	—	450
Working capital and other	(3,703)	(2,769)
Net cash (used in) provided by operating activities	(6,745)	3,515

Transaction bonus amounts	28,519	—
Transaction expenses	8,046	484
Interest payments	5,815	434
Officer loan expense	1,583	—
Target Parent selling, general and administrative costs	246	5,192
Restructuring costs	168	6,256
Other income, net	(38)	—
Gain on involuntary conversion	—	(450)
Working capital and other	3,703	2,769
Deferred revenue and customer deposits	(3,825)	(1,730)
Maintenance capital expenditures for specialty rental assets	(528)	(790)
Adjusted Free Cash Flows	$36,944	$15,680

Purchase of specialty rental assets	(14,623)	(21,888)
Purchase of property, plant and equipment	(37)	(162)
Repayments from (advances to) affiliates	638	(500)
Receipt of insurance proceeds	—	2,250
Net cash used in investing activities	$(14,022)	$(20,300)

Proceeds from borrowings on Senior Secured Notes, net of discount	336,699	—
Principal payments on finance and capital lease obligations	(1,475)	(3,527)
Proceeds from notes with affiliates	—	10,000
Principal payments on borrowings from ABL	(27,790)	(1,076)
Proceeds from borrowings on ABL	47,240	5,500
Repayment of affiliate note	(3,762)	—
Contributions from affiliate	39,107	—
Recapitalization	218,752	—
Recapitalization - cash paid to Algeco Seller	(563,134)	—
Payment of deferred financing costs	(13,944)	—
Net cash provided by financing activities	$31,693	$10,897

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2019, we had $40.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.4 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2019.

Commodity Risk

Commodity price fluctuations also indirectly influence our activities and results of operations over the long-term because they may affect production rates and investments by E&P companies in the development of oil and gas reserves. Generally, lodging activity will increase as oil and gas prices increase.

We have limited direct exposure to risks associated with fluctuating commodity prices of crude oil. However, both our profitability and our cash flows are affected by volatility in the price of crude oil. Adverse effects on our cash flow from reductions in crude oil prices could adversely affect our ability to make distributions to shareholders. We do not currently hedge our exposure to crude oil prices.

Additionally, we believe that inflation has not had a material effect on our results of operations.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various lawsuits, claims and legal proceedings, the majority of which arise out of the ordinary course of business. The nature of the Company’s business is such that disputes occasionally arise with vendors including suppliers and subcontractors, and customers over contract specifications and contract interpretations among other things. The company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of exposure. We have insurance policies to cover general liability and workers’ compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under such pending lawsuits, claims and legal proceedings will not have a material adverse effect on its financial condition or results of operations. Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.

Item 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” included in our Current Report on Form 8-K filed on March 21, 2019 and our Form 10-K for the year ended December 31, 2018 for factors, risks and uncertainties that may affect future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Exhibit Description
2.1

Amendment to Agreement and Plan of Merger among Platinum Eagle Acquisition Corp., Topaz Holdings LLC., Arrow Bidco, LLC, Algeco Investments B.V. and Algeco US Holdings LLC, dated as of January 4, 2019 (incorporated by reference to the corresponding exhibit to Amendment No. 2 to Platinum Eagle’s Registration Statement on Form S-4, filed with the SEC on January 4, 2019).

2.2

Amendment to Agreement and Plan of Merger, among Platinum Eagle Acquisition Corp., Topaz Holdings LLC, Signor Merger Sub LLC, Arrow Parent Corp. and Arrow Holdings S.a.r.l., dated as of January 4, 2019 (incorporated by reference to the corresponding exhibit to Amendment No. 2 to Platinum Eagle’s Registration Statement on Form S-4, filed with the SEC on January 4, 2019).

3.1	Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

3.2	Bylaws of Target Hospitality Corp. (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.1

Form of Specimen Common Stock Certificate of Target Hospitality (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.3

Indenture dated March 15, 2019, by and among Arrow Bidco, the Note Guarantors and the Trustee and Collateral Agent (including the form of note as Exhibit A thereto) (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.4

Warrant Agreement between Platinum Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of January 11, 2018 (incorporated by reference to Exhibit 4.1 to Platinum Eagle’s Current Report on Form 8-K, filed with the SEC on January 18, 2018).

10.1

ABL Credit Agreement dated March 15, 2019, by and among Arrow Bidco, Topaz Holdings, Target, Signor and each of their domestic subsidiaries, and the lenders named therein (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.2

Earnout Agreement dated March 15, 2019 by and among the Company and the Founder Group (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.3

Escrow Agreement dated March 15, 2019 by and among the Company and the Founder Group (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.4

Amended and Restated Registration Rights Agreement dated March 15, 2019 by and among  the Company, Arrow Seller, the Algeco Seller and the other parties named therein (incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.7+	Target Hospitality 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.8+	Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.9+	Employment Agreement with Andrew A. Aberdale (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.10+	Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.11+	Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 21, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbask Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

-----------------

* Filed herewith

** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Target Hospitality Corp.

Dated: May 14, 2019	By:	/s/ ANDREW A. ABERDALE
Andrew A. Aberdale
Chief Financial Officer