Form 10-Q
period 2019-06-30
Target Hospitality Corp.
filed 2019-08-14
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 105,239,599 shares of Common Stock, par value $0.0001  per  share, outstanding as of August 9, 2019.

Target Hospitality Corp.

FORM 10‑Q

June 30, 2019

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2019 and December 31, 2018 and for the Three and Six Months Ended June 30, 2019 and 2018

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,393	$12,194
Accounts receivable, less allowance for doubtful accounts of $335 and $39, respectively	51,679	57,106
Prepaid expenses and other assets	3,443	3,965
Related party receivable	588	—
Notes due from affiliates	—	638
Notes due from officers	—	1,083
Total current assets	66,103	74,986

Restricted cash	257	257
Specialty rental assets, net	339,302	293,559
Other property, plant and equipment, net	19,372	18,882
Goodwill	41,171	34,180
Other intangible assets, net	125,328	127,383
Deferred tax asset	10,921	12,420
Deferred financing costs revolver, net	5,471	2,865
Notes due from officers	—	500
Other non-current assets	804	—
Total assets	$608,729	$565,032

Liabilities
Current liabilities:
Accounts payable	$19,156	$21,597
Accrued liabilities	28,072	23,300
Deferred revenue and customer deposits	17,148	17,805
Current portion of capital lease and other financing obligations (Note 9)	570	2,446
Total current liabilities	64,946	65,148

Other liabilities:
Long-term debt (Note 9):
Principal amount	340,000	—
Less: unamortized original issue discount	(3,154)	—
Less: unamortized term loan deferred financing costs	(15,607)	—
Long-term debt, net	321,239	—
Revolving credit facility (Note 9)	70,000	20,550
Long-term capital lease and other financing obligations	—	14
Note due to affiliates	—	108,047
Deferred revenue and customer deposits	14,003	19,571
Asset retirement obligations	2,713	2,610
Other non-current liabilities	—	101
Total liabilities	472,901	216,041

Commitments and contingencies (Note 15)
Stockholders' Equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 105,232,933 issued and outstanding as of June 30, 2019 and 74,786,327 issued and outstanding as of December 31, 2018.	10	7
Additional paid-in-capital	110,345	319,968
Accumulated other comprehensive loss	(2,607)	(2,463)
Accumulated earnings	28,080	31,479
Total stockholders' equity	135,828	348,991
Total liabilities and stockholders' equity	$608,729	$565,032

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Services income	$59,832	$28,259	$120,905	$53,175
Specialty rental income	15,143	17,217	28,873	30,947
Construction fee income	6,383	—	13,562	-
Total revenue	81,358	45,476	163,340	84,122
Costs:
Services	29,736	14,344	61,745	27,854
Specialty rental	2,490	2,598	4,808	5,028
Depreciation of specialty rental assets	9,960	6,792	19,861	13,395
Gross profit	39,172	21,742	76,926	37,845
Selling, general and administrative	10,925	7,998	55,676	18,180
Other depreciation and amortization	3,816	1,112	7,579	2,402
Restructuring costs	—	1,158	168	7,414
Currency losses, net	—	68	—	68
Other income, net	(123)	(515)	(161)	(965)
Operating income	24,554	11,921	13,664	10,746
Loss on extinguishment of debt	—	—	907	—
Interest expense, net	9,853	5,670	13,884	9,615
Income (loss) before income tax	14,701	6,251	(1,127)	1,131
Income tax expense	4,121	1,827	2,272	901
Net income (loss)	10,580	4,424	(3,399)	230
Other comprehensive income (loss)
Foreign currency translation	(144)	616	(144)	(291)
Comprehensive income (loss)	$10,436	$5,040	$(3,543)	$(61)

Weighted average number shares outstanding - basic and diluted	100,217,035	25,686,327	89,960,451	25,686,327

Net income (loss) per share - basic and diluted	$ 0.11	$ 0.17	$ (0.04)	$ 0.01

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

 ($ in thousands)

	Common Stock
			Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2017 as previously reported	—	$—	$—	$(12,606)	$(1,622)	$39,132	$24,904
Retroactive application of recapitalization	25,686,327	3	—	12,606	—	(12,609)	—
Adjusted Balances at December 31, 2017	25,686,327	$3	$—	$—	$(1,622)	$26,523	$24,904

Net loss	—	—	—	—	—	(4,194)	(4,194)
Cumulative translation adjustment	—	—	—	—	(907)	—	(907)
Balances at March 31, 2018	25,686,327	$3	$—	$—	$(2,529)	$22,329	$19,803

Net income	—	—	—	—	—	4,424	4,424
Distribution	—	—	—	—	—	(416)	(416)
Cumulative translation adjustment	—	—	—	—	616	—	616
Balances at June 30, 2018	25,686,327	$3	$—	$—	$(1,913)	$26,337	$24,427

Balances at December 31, 2018 as previously reported	—	$—	$—	$307,366	$(2,463)	$44,088	$348,991
Retroactive application of recapitalization	74,786,327	7	319,968	(307,366)	—	(12,609)	—
Adjusted Balances at December 31, 2018	74,786,327	$7	$319,968	$—	$(2,463)	$31,479	$348,991

Net loss	—	—	—	—	—	(13,979)	(13,979)
Recapitalization transaction	30,446,606	3	314,194	—	—	—	314,197
Contribution	—	—	39,107	—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	(563,134)	—	—	—	(563,134)
Balances at March 31, 2019	105,232,933	$10	$110,135	$—	$(2,463)	$17,500	$125,182

Net income	—	—	—	—	—	10,580	10,580
Stock-based compensation	—	—	210	—	—	—	210
Cumulative translation adjustment	—	—	—	—	(144)	—	(144)
Balances at June 30, 2019	105,232,933	$10	$110,345	$—	$(2,607)	$28,080	$135,828

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(3,399)	$230
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,385	13,733
Amortization of intangible assets	7,055	2,068
Accretion of asset retirement obligation	103	70
Amortization of deferred financing costs	1,250	—
Amortization of original issue discount	147	—
Stock-based compensation expense	210	—
Officer loan compensation expense	1,583	—
Loss (gain) on involuntary conversion	11	(1,250)
Loss on extinguishment of debt	907	—
Deferred income taxes	1,499	564
Provision for loss on receivables	296	59
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	5,131	(2,632)
Related party receivable	(588)	—
Prepaid expenses and other assets	522	90
Accounts payable and other accrued liabilities	(9,204)	3,049
Deferred revenue and customer deposits	(6,225)	(6,899)
Other non-current assets and liabilities	(907)	(2,038)
Net cash provided by operating activities	18,776	7,044
Cash flows from investing activities:
Purchase of specialty rental assets	(46,729)	(43,678)
Purchase of property, plant and equipment	(127)	(469)
Purchase of business	(30,000)	—
Receipt of insurance proceeds	362	3,015
Repayments from affiliates	638	540
Net cash used in investing activities	(75,856)	(40,592)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	336,699	—
Principal payments on finance and capital lease obligations	(1,890)	(7,199)
Principal payments on borrowings from ABL	(27,790)	(5,075)
Proceeds from borrowings on ABL	77,240	—
Repayment of affiliate note	(3,762)	—
Contributions from affiliate	39,107	—
Recapitalization	218,752	—
Recapitalization - cash paid to Algeco Seller	(563,134)	—
Payment of deferred financing costs	(19,799)	—
Proceeds from borrowings from capital lease	—	20,226
Receipt from capital lease	—	19,000
Net cash provided by financing activities	55,423	26,952

Effect of exchange rate changes on cash and cash equivalents	(144)	(294)

Net decrease in cash and cash equivalents	(1,801)	(6,890)
Cash and cash equivalents - beginning of period	12,194	12,533
Cash and cash equivalents - end of period	$10,393	$5,643

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(2,126)	$(2,011)
Non-cash contribution from affiliate - forgiveness of affiliate note	$104,285	$—
Non-cash change in accrued deferred financing costs	$(570)	$—
Non-cash distribution to PEAC - liability transfer from PEAC, net	$(8,840)	$—
Non-cash deemed distribution to affiliate	$—	$(312)

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

The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) owns approximately 62% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined below) (the “PIPE”), and other public shareholders. Platinum Eagle was originally incorporated on July 12, 2017 as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. References in this Quarterly Report on Form 10-Q to the Company refer to Target Hospitality for all periods at or after March 15, 2019 and Platinum Eagle for all periods prior to March 15, 2019, unless the context requires otherwise.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2019 or any future period.

Due to the Restructuring discussed in the audited combined financial statements of Target Parent and Signor Parent and accompanying notes thereto for the year ended December 31, 2018, there are approximately $0.4 million and $15.0 million of additional expenses related to the activity of Target Parent included in the unaudited consolidated statements of comprehensive income (loss) for the six months ended June 30, 2019 and 2018, respectively.  There are approximately $0 and $3.6 million of additional expenses related to this activity included in the unaudited consolidated statements of comprehensive income (loss) for the three months ended June 30, 2019 and 2018, respectively.  Approximately $0.2 million and $7.4 million are reported in restructuring costs for the six months ended June 30, 2019 and 2018, respectively, while $0 and $1.2 million are reported in restructuring costs for the three months ended June 2019 and 2018, respectively. Approximately $0.2 million and $7.6 million of these expenses are reported in selling, general and administrative expenses for the six months ended June 30, 2019 and 2018, respectively, while $0 and $2.4 million are included in selling, general and administrative expenses within the statement of comprehensive income (loss) for the three months ended June 30, 2019 and 2018, respectively.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the adjustments described above as part of the Restructuring and the adjustments described as part of the Business Combination discussed in Note 2, necessary for a fair statement of financial position as of June 30, 2019, and results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The consolidated balance sheet as of December 31, 2018, was derived from the audited combined financial statements of Target Parent and Signor Parent but does not contain all of the footnote disclosures from those annual financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income (loss) and comprehensive income (loss), stockholders’ equity or cash flows.

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

When lodging and services are billed and collected in advance, recognition of revenue is deferred until services are rendered. Certain of the Company’s contractual arrangements allow customers the ability to use paid but unused lodging and services for a specified period. The Company recognizes revenue for these paid but unused lodging and services as they are consumed, as it becomes probable the lodging and services will not be used, or upon expiration of the specified term.

Cost of services includes labor, food, utilities, supplies, rent and other direct costs associated with operating the lodging units. Cost of rental includes leasing costs and other direct costs of maintaining the lodging units. Incremental direct costs of acquiring contracts includes sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

The Company originated a contract in 2013 with TransCanada Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company is currently performing services under limited notices to proceed (“LNTP”) and change orders. The Company recognizes revenue associated with the LNTPs using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. Billings on the LNTPs in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on these contracts are recognized as unbilled receivables. Management believes this cost-to-cost method is the most appropriate measure of progress to the satisfaction of a performance obligation on the LNTPs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.  The Company recognizes revenues associated with change orders during the construction phase as costs are incurred in connection with the project change orders. The revenue recognized on the change orders includes a margin mark-up on costs incurred as allowable under the contract terms.

The Company also originated a contract on March 1, 2019 with a customer to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the construction of an accommodation facility in the Permian Basin.  During the construction phase, the Company recognizes revenue using the percentage of completion method similarly to TCPL.  The construction is expected to be completed during 2019.

Revenues associated with these contracts are reflected as construction fee income in the consolidated statements of comprehensive income (loss) and amounted to approximately $13.6 million and $0 for the six months ended June 30, 2019 and 2018, respectively, while $6.4 million and $0 are recognized in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2019 and 2018, respectively.  Of the total construction fee income approximately $13.0 million and $0, is a result of projects with TCPL for the six months ended June 30, 2019 and 2018, respectively, while $0.6 million and $0 are related to the Permian Basin project for the six months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019 and 2018, $5.8 million and $0 is a result of projects with TCPL while $0.6 million and $0 are related to the Permian Basin project.

Additionally, the Company collects sales, use, occupancy and similar taxes, which the Company presents on a net basis (excluded from revenues) in the consolidated statements of comprehensive income (loss).

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Stock-Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the award as the awards issued under the Plan are equity classified. The fair value of the stock options is calculated using the Black-Scholes option-pricing model while the fair value of the RSUs is calculated based on the Company’s share price on the grant-date.  The resulting cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Forfeitures are accounted for as they occur.  Refer to Note 19 for further details of activity related to the Plan.

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

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under US GAAP. The new standard becomes effective for the Company’s year ended December 31, 2019 financial statements and interim periods thereafter. Topic 606 allows either full or modified retrospective transition, and the Company currently plans to use the modified retrospective method of adoption. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. As part of the modified retrospective approach in the year of adoption, the Company will present the comparative periods under legacy GAAP and disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition. The Company is currently evaluating the impact that the updated guidance will have on the Company’s financial statements and related disclosures. As part of the evaluation process, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on its existing contracts. The Company is utilizing a bottom-up approach to analyze the impact of the standard on its portfolio of contracts by reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts.

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

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses  (ASU 2016‑13 or Topic 326). This new standard changes how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance and also extends the effective date of ASU 2016-13 for non-public business entities. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2021 and interim periods within those reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016‑18, Statement of cash flows (Topic 230): Restricted cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This update addresses stakeholder concerns around the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The provisions of ASU No. 2016‑18 are effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied retrospectively. The Company does not plan to early adopt. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018‑15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350‑40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. Accounting for the hosting component of the arrangement is not affected. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted this pronouncement on January 1, 2019.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606 (previously described). The standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  Early adoption is permitted. The Company adopted this pronouncement in connection with the Superior acquisition discussed in Note 3.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. All grants as of June 30, 2019 have been made to employees and directors who are treated as employees in line with ASC 718.  The standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, early adoption is permitted.  The Company has determined that the adoption of this guidance had no impact on its consolidated financial statements for the period ended June 30, 2019.

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

The following tables reconcile the elements of the Business Combination to the consolidated statement of cash flows for the six months ended June 30, 2019.

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

The $340 million of gross proceeds from Bidco’s offering of Senior Secured Notes less $3.3 million of original issuance discount and $40 million through Bidco’s entry into a new ABL facility are shown separately in the consolidated statement of cash flow for the six months ended June 30, 2019.

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

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type at June 30, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Outstanding Shares of Common Stock issued and outstanding	105,232,933
Less: Founders Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for earnings (loss) per share computation (See Note 17)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019 as more fully discussed in Note 16.

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

3. Acquisitions

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

The purchase price allocation performed resulted in the recognition of approximately $26.1 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the expansion of territory of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes.  All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 21.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The following unaudited pro forma information presents consolidated financial information as if Signor had been acquired as of January 1, 2018:

Period	Revenue	Income before taxes
2018 pro forma from January 1, 2018 to June 30, 2018	$128,406	$11,039
2018 pro forma for the three months ended June 30, 2018	$68,735	$15,005

Signor added $46.2 million and $9.4 million to our revenue and income before income taxes, respectively, for the six months ended June 30, 2019.  For the three months ended June 30, 2019, Signor added $22.9 million and $5.0 million to our revenue and income before taxes, respectively.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Signor to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, and intangible assets had been applied from January 1, 2018. This pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on January 1, 2018, nor is it necessarily indicative of the Company’s future results. This pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition.

2018 supplemental pro forma income before taxes was adjusted to include $5.2 million of acquisition-related costs incurred in connection with the Signor acquisition.

Superior Acquisition

On June 19, 2019, Target Logistics Management LLC (“TLM”), entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties named thererin, pursuant to which TLM acquired substantially all of the assets in connection with three workforce communities in the Delaware Basin of West Texas, including temporary housing facilities and underlying real estate (the “Communities”). Pursuant to the Superior Purchase Agreement, TLM acquired the Communities for a purchase price of $30.0 million in cash, which represents the acquisition date fair value of consideration transferred. The purchase price was funded by drawing on the New ABL Facility discussed in Note 9.  The Superior Purchase Agreement provided for a simultaneous signing and closing on June 19, 2019.  This acquisition further expands the Company’s presence in the Permian Basin.  Immediately prior to the acquisition of the Communities, TLM provided management and catering services to the Superior Sellers at two of the Communities.  At the time of the acquisition, all three Communities were fully operational and provided vertically integrated comprehensive hospitality services consistent with Target’s business.  Certain affiliates of the Superior Sellers will continue to lease 140 beds in the Communities for the next year.

The following table summarizes the preliminary allocation of the total purchase price to the net assets acquired and liabilities assumed at the date of acquisition by TLM at estimated fair value.  These amounts are provisional, pending the completion of the valuation and related analysis:

Property and equipment	$18,009
Customer relationships	5,000
Goodwill	6,991
Total assets acquired	$30,000

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The above provisional amounts reflected are subject to further adjustment, which may affect the fair values ascribed to goodwill, customer relationships, and property and equipment.  The Company expects its analysis to be substantially complete by the close of the third quarter.

Intangible assets related to customer relationships represent the aggregate provisional value of those relationships from existing arrangements and future operations on a look-through basis, considering the end customers. The intangible assets received will be amortized on a straight-line basis over an estimated useful life in line with the Company’s policy and finalized upon finalization of the valuation and related analysis.

The following unaudited pro forma information presents consolidated financial information as if Superior had been acquired as of January 1, 2018:

Period	Revenue	Income before taxes
2019 pro forma from January 1, 2019 to June 30, 2019	$168,089	$1,378
2019 pro forma for the three months ended June 30, 2019	$85,463	$16,738
2018 pro forma from January 1, 2018 to June 30, 2018	$86,067	$622
2018 pro forma for the three months ended June 30, 2018	$46,561	$5,922

Superior added $0.4 million and $0.2 million to our revenue and income (loss) before income taxes, respectively, for the three and six months ended June 30, 2019.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Superior to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, and intangible assets had been applied from January 1, 2018.  This pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on January 1, 2018, nor is it necessarily indicative of the Company’s future results. This pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition.

In connection with this acquisition, the Company incurred approximately $0.3 million of acquisition-related costs, which are recognized in selling, general, and administrative expenses in the accompanying unaudited consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2019.  2019 supplemental pro-forma income (loss) before taxes was adjusted to exclude these acquisition-related costs.  2018 supplemental pro-forma income before income taxes was adjusted to include these charges.

The preliminary purchase price allocation performed by the Company resulted in the recognition of $6.9 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the territorial expansion of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes.  All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 21.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

4. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2019	2018
Specialty rental assets	$479,101	$432,158
Construction-in-process	36,608	18,356
Less: accumulated depreciation	(176,407)	(156,955)
Specialty rental assets, net	$339,302	$293,559

Depreciation expense related to Specialty rental assets was $19.9 million and $13.4 million for the six months ended June 30, 2019 and 2018, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss).  For the three months ended June 30, 2019 and 2018, depreciation of specialty rental assets was $10.0 million and $6.8 million, respectively.

5. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2019	2018
Land	$17,134	$16,245
Buildings and leasehold improvements	964	908
Machinery and office equipment	1,138	1,083
Software and other	1,803	1,667
	21,039	19,903
Less: accumulated depreciation	(1,667)	(1,021)
Total other property, plant and equipment, net	$19,372	$18,882

Depreciation expense related to other property, plant and equipment was $0.7 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).  For the three months ended June 30, 2019 and 2018, depreciation related to other property, plant and equipment was $0.3 million and $0.3 million, respectively.  The June  30, 2019 and December 31, 2018 land amounts in the table above includes approximately $7.6 million of land acquired as part of the Signor acquisition discussed in Note 3, which is currently not being used in the operations of the business. Management is evaluating future plans for this land with options to potentially sell the land; however, the land is not currently classified as held for sale as it is not expected to be sold within the next twelve months.

6. Goodwill and Other Intangible Assets, net

As discussed in Note 3, the financial statements reflect Bidco’s acquisition of Signor in September 2018 and TLM’s acquisition of Superior in June 2019, resulting in the recognition of goodwill. In connection with the Signor and Superior transactions, all goodwill was attributable to the Permian Basin business segment and reporting unit.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2018	$8,065
Acquisition of Signor	26,115
Balance at December 31, 2018	34,180
Acquisition of Superior	6,991
Balance at June 30, 2019	$41,171

As mentioned in Note 3, the goodwill amount associated with the Superior acquisition included in the table above as of June 30, 2019 is provisional and subject to change.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	8.1	$132,920	$(23,992)	$108,928
Non-compete Agreements	—	11,400	(11,400)	—
Total		144,320	(35,392)	108,928
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$160,720	$(35,392)	$125,328

As mentioned in Note 3, the customer relationship intangible amounts associated with the Superior acquisition included in the table above as of June 30, 2019 are provisional and subject to change.

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

The aggregate amortization expense for intangible assets subject to amortization was $7.1 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The estimated aggregate amortization expense as of June 30, 2019 for each of the next five years and thereafter is as follows:

Rest of 2019	$7,425
2020	14,814
2021	14,814
2022	13,461
2023	13,039
Thereafter	45,375
Total	$108,928

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2019	2018
Accrued expenses	$4,501	$9,104
Employee accrued compensation expense	4,257	5,774
Other accrued liabilities	9,650	4,844
Accrued interest on debt	9,664	244
Accrued interest due affiliates	—	3,334
Total accrued liabilities	$28,072	$23,300

8. Notes Due from Affiliates

The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Interest income of $0 and $2.3 million associated with notes due from affiliates is reflected in interest expense, net on the consolidated statements of comprehensive income (loss) for the six months ended June 30, 2019 and 2018, respectively.

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$3,154	$15,607

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

Before March 15, 2021, Bidco may redeem up to 40% of the aggregate principal amount of outstanding Notes at a redemption price equal to 109.50% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date, with the net proceeds of any equity offerings. Bidco may redeem up to 10% of the aggregate principal amount of the Notes during each twelve-month period commencing on the issue date and prior to March 15, 2021 at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but not including the redemption date. If Bidco undergoes a change of control or sells certain of its assets, Bidco may be required to offer to repurchase the Notes. On or after March 15, 2021, Bidco at its option, may redeem the Notes, in whole or part, upon not less than fifteen (15) and not more than sixty (60) days’ prior written notice to holders and not less than twenty (20) days’ prior written notice to the trustee (or such shorter timeline as the trustee may agree), at the redemption price expressed as percentage of principal amount set forth below, plus accrued and unpaid interest thereon but not including the applicable redemption date (subject to the right of Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 12-month period beginning August 15 of each of the years set below.

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $3.2 million is presented on the face of the consolidated balance sheet as of June 30, 2019 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

Bidco’s ultimate parent, Target Hospitality, has no significant independent assets or operations except as included in the guarantors of the Senior Secured Notes, the guarantees under the Notes are full and unconditional and joint and several, and any subsidiaries of Target Hospitality that are not subsidiary guarantors of the Notes are minor.  There are also no significant restrictions on the ability of Target Hospitality or any guarantor to obtain funds from its subsidiaries by dividend or loan. See discussion of certain negative covenants above. Therefore, pursuant to the SEC Rules, no individual guarantor financial statement disclosures are deemed necessary.

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of June 30, 2019 consisted solely of $0.6 million of capital leases.

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	June 30,	December 31,
	2019	2018
Capital lease and other financing obligations	$570	$2,460
ABL Facility	70,000	20,550
9.50% Senior Secured Notes due 2024, face amount	340,000	—
Less: unamortized original issue discount	(3,154)	—
Less: unamortized term loan deferred financing costs	(15,607)	—
Total debt, net	391,809	23,010
Less: current maturities	(570)	(2,446)
Total long-term debt	$391,239	$20,564

Interest expense incurred on debt

Interest incurred and expensed on debt, including capital lease and other financing obligations, was approximately $12.5 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively, of which approximately $9.7 million and $0.3 million was accrued as of June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, $9.8 million and $5.6 million was recognized, respectively.  The interest expense is recognized in interest expense, net, in the consolidated statements of comprehensive income (loss).

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of June 30, 2019. These will be amortized through the maturity date of the Notes using the effective interest method. Amortization expense related to the deferred financing costs and original issue discount was approximately $0.9 million and is included in interest expense, net on the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019.  For the three months ended June 30, 2019, $0.7 million of interest expense was incurred.

The Company also incurred deferred financing costs associated with the New ABL Facility as a result of the Business Combination in the amount of approximately $4.1 million, which are capitalized and presented on the unaudited consolidated balance sheet as of June 30, 2019. These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method. Amortization of revolver deferred financing costs was $0.2 million and $0 for the six month periods ended June 30, 2019 and 2018, respectively, and is included in interest expense, net in the consolidated statements of comprehensive income (loss). For the three months ended June 30 2019 and 2018, $0.2 million and $0, was incurred, respectively.  Accumulated amortization related to revolver deferred financing costs was $0.2 million and $0 as of June 30, 2019 and December 31, 2018, respectively.

The New ABL Facility was considered a modification of the old ABL facility for accounting purposes. Certain of the lenders under the old ABL facility are also lenders under the New ABL Facility. As the borrowing capacity of each of the continuing lenders in the New ABL Facility is greater than the borrowing capacity of the old ABL facility, the unamortized deferred financing costs at the time of the modification of approximately $1.8 million associated with the continuing lenders of the old ABL facility will be deferred and amortized over the remaining term of the New ABL Facility. Any unamortized deferred financing costs from the old ABL facility that pertain to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive loss as of the modification date. The Company recognized a charge of $0.9 million in loss on extinguishment of debt related to the write-off of deferred

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

financing costs pertaining to non-continuing lenders for the six months ended June 30, 2019. Amortization of deferred financing costs related to the old ABL was $0.3 million and $0 for the six month periods ended June 30, 2019 and 2018, respectively, and is included in interest expense, net in the consolidated statements of comprehensive income (loss). Amortization of deferred financing costs related to the old ABL was $0.1 million and $0 for the three month ended June 30, 2019 and 2018, respectively, and is included in interest expense, net in the consolidated statements of comprehensive income (loss).   Accumulated amortization was $0.9 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of June 30, 2019 consists of the following:

Rest of 2019	$570
2020	—
2021	—
2022	—
2023	70,000
Thereafter	340,000
Total	$410,570

10. Notes Due to Affiliates

The Company records interest expense on notes due to affiliates based on the stated interest rate in the loan agreement. Interest incurred and expensed of $1.9 million and $10.6  million associated with notes due to affiliates is reflected in interest expense, net on the consolidated statements of comprehensive income (loss) for the periods ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019 and 2018, $0 and $5.3 million, respectively.

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

Notes due to affiliates as of the dates indicated below consist of the following:

	Interest	Date of	June 30	December 31
Affiliate Lender	Rate	Maturity	2019	2018
Arrow Holdings S.a.r.l.	LIBOR + 4%	September 2023	$—	$108,047

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

11. Income Taxes

Income tax expense was $2.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, income tax expense was $4.1 million and $1.8 million, respectively.  The effective tax rate for the three months ended June 30, 2019 and 2018, was 28.04% and 29.23%, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018, was -201.60% and 79.66%, respectively. The fluctuation in the rate for the six months ended June 30, 2019 and 2018 results primarily from the relationship of year-to-date income (loss) for the six months ended June 30, 2019 and 2018 and the discrete treatment of the Transaction bonus amounts and Transaction costs discussed in Note 2 as well as the restructuring costs in 2018.  Excluding the impact of the aforementioned items treated discretely, the effective tax rate for the six months ended June 30, 2019 and 2018 is 24.12% and 26.9%, respectively.

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

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments. The fair value of the ABL Revolver is primarily based upon observable market data, such as market interest rates, for similar debt. The fair value of the Notes is based upon observable market data. The fair value of notes due to and notes due from affiliates are based upon similarly publicly-traded instruments with a readily-available market value as a proxy.

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	June 30, 2019		December 31, 2018
	Carrying		Carrying
Financial Assets (Liabilities) Not Measured at Fair Value	Amount	Fair Value	Amount	Fair Value
ABL Facility (See Note 9) - Level 2	$(70,000)	$(70,000)	$(20,550)	$(20,550)
Senior Secured Notes (See Note 9) - Level 1	$(321,239)	$(343,400)	$—	$—
Notes due from affiliates (See Note 8) - Level 2	$—	$—	$638	$638
Notes due to affiliates (See Note 10) - Level 2	$—	$—	$(108,047)	$(108,047)

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2019 and the year ended December 31, 2018.

13. Business Restructuring

The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $0.2 million and $7.4 million during the six months ended June 30, 2019 and 2018, respectively. For the three months

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

ended June 30, 2019 and 2018, $0 and $1.2 million were incurred, respectively.  The following is a summary of the activity in our restructuring accruals:

	June 30,	June 30,
	2019	2018
Balance at January 1	$1,462	$2,395
Charges during the period	168	7,414
Cash payments during the period	(1,630)	(8,338)
Balance at June 30	$—	$1,471

The restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of June 30, 2019.

These restructuring costs pertain to corporate locations and do not impact the segments discussed in Note 21.

14. Involuntary Conversion

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. Specialty rental assets were written-down by $1.8 million as of December 31, 2017 related to the damaged portion of the property. During the six months ended June 30, 2019 and 2018, respectively, approximately $0.3 and $3.0 million in insurance proceeds were received. For the six months ended June 30, 2019 and 2018, the Company recognized a gain on involuntary conversion associated with this event in the amount of approximately $0.3 and $1.2 million, respectively.

15. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

16. Related Parties

Loans to officers were provided as retention payments and were earned and forgiven over a four-year period and charged to compensation expense on a straight-line basis as amounts were forgiven. The amounts due as of December 31, 2018 are included in the Notes due from officers in the consolidated balance sheets. No amounts were due as of June 30, 2019 as the remaining amounts due were forgiven on March 15, 2019 as part of the consummation of the Business Combination.  Compensation expense recognized for the six months ended June 30, 2019 and 2018, totaled $1.6 million and $0.3 million, respectively, and are included in selling, general and administrative expense in the consolidated statement of comprehensive income (loss). Approximately $1.4 million of the $1.6 million recognized as compensation expense during the six months ended June 30, 2019 represent the loan forgiveness previously discussed.

Prior to the Business Combination, Target Parent was a co-borrower and co-guarantor of the obligations of the other borrowers under the old ABL facility discussed in Note 9. The other borrowers and guarantors were affiliates of TDR. As a result of the Business Combination, the amounts owed on the historical ABL facility were paid off and Target Parent was released from its obligation under that agreement. The total amount outstanding under the historical ABL facility at

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

December 31, 2018 was $151.9 million, which included the $20.6 million reported on the balance sheet as of December 31, 2018.

Target Parent had amounts due from affiliates in the amount of $0 and $0.6 million as of June 30, 2019 and December 31, 2018, respectively. The $0.6 million note due from affiliate as of December 31, 2018 represents financing costs and bonus amounts paid by Target Parent on behalf of an affiliate during the fourth quarter of 2018. This amount was collected during the first quarter of 2019.

On September 6, 2018, Signor Parent entered into a related party note with Arrow Seller for $108 million which was paid off as part of the Business Combination and is discussed in Note 10.

Target Parent leased modular buildings from an ASG affiliate to serve one of its customers. The rent expense related to the leasing of the modular buildings amounted to $0 and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Rent expense under this arrangement for the three months ended June 30, 2019 and 2018, was $0 and $0.2 million, respectively.  In August 2018, Target Parent purchased these leased buildings for $1.6 million.

During the six months ended June 30, 2019 and 2018, respectively, the Company incurred $0.4 million and $0.4 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying unaudited consolidated statements of comprehensive income (loss).  For the three months ended June 30, 2019 and 2018, respectively, $0.2 million and $0.2 million in commissions were incurred.  At June 30, 2019 and December 31, 2018, respectively, the Company accrued $0.2 million for these commissions.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered in to a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement runs through December 31, 2019. The Company and Algeco Global are each majority owned by TDR Capital.  This reimbursement for the three and six months ended June 30, 2019 amounts to approximately $0.6 million and is included in the other income, net line within the consolidated statement of comprehensive income (loss) and as a related party receivable on the consolidated balance sheet as of June 30, 2019.

17. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. A loss was recorded for the six months ended June 30, 2019, while net income was recorded for the six months ended June 30, 2018. Net income was recorded for the three months ended June 30, 2019 and 2018.  During periods when net losses are incurred, potential dilutive securities would be antidulitive and are excluded from the calculation of diluted loss per share for that period. For the periods presented, the dilutive effect of potential dilutive securities was anti-dilutive, and therefore have been excluded from the calculation of diluted earnings (loss) per share for those periods. The following table is a reconciliation of net income (loss) and weighted-average shares of common stock

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

outstanding for purposes of calculating basic and diluted EPS for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Numerator
Net income (loss) attributable to Common Stockholders	$10,580	$4,424	$(3,399)	$230

Denominator
Weighted average shares outstanding - basic and diluted	100,217,035	25,686,327	89,960,451	25,686,327

Net income (loss) per share - basic and diluted	$0.11	$0.17	$(0.04)	$0.01

As discussed in Note 2, 5,015,898 shares of the 8,050,000 shares of Common Stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the LPS or EPS calculations.

Warrants representing 16,166,650 shares of the Company’s Common Stock for the three and six months ended June 30, 2019 were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable periods.

As discussed in Note 19, RSUs and stock options were outstanding for the three and six months ended June 30, 2019, respectively.  These RSUs and stock options were excluded from the computation of EPS and LPS because their effect would have been anti-dilutive.

18. Stockholders’ Equity

Common Stock

As of June 30, 2019, Target Hospitality had 105,232,933 shares of Common Stock, par value $0.0001 per share issued and outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 2.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2019, no preferred shares were issued and outstanding.

Warrants

On January 17, 2018, PEAC sold 32,500,000 units at a price of $10.00 per unit (the “Units”) in its initial public offering (the “Public Offering”), including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of their overallotment option. Each Unit consisted of one Class A ordinary share of PEAC, par value $0.0001 per share (the “Public Shares”), and one-third of one warrant to purchase one ordinary share (the “Public Warrants”).

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

As of June 30, 2019, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

19.  Stock-Based Compensation

On March 15, 2019, in connection with the Business Combination, the Company’s board of directors approved the adoption of the Target Hospitality Corp. 2019 Incentive Award Plan (the “Plan”), under which 4,000,000 of the Company’s shares of Common Stock were reserved for issuance pursuant to future grants of share awards. The expiration date of the Plan, on and after which date no awards may be granted, is March 15, 2029.

Restricted Stock Units

On May 21, 2019, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers, other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 212,621.  These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on May 21, 2020, 2021, 2022, and 2023.  The number of RSUs granted to non-executive directors of the board amounted to 81,967 and were also granted on May 21, 2019. The RSU awards granted to non-executive directors of the board vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.

Additionally, on May 21, 2019, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period July 1, 2019 to December 31, 2019 in the form of 30,000 RSUs.  These RSUs vest in six equal installments on the first of each month, beginning on July 1, 2019 through December 1, 2019.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The table below represents the changes in RSUs for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2018	—	$—
Granted	324,588	10.83
Balance at June 30, 2019	324,588	$10.83

Stock-based compensation expense for these RSUs  recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 was approximately $0.1 million and $0, respectively, with an associated tax benefit of less than $0.1 million.  At June 30, 2019, unrecognized compensation expense related to RSUs totaled $3.4 million and is expected to be recognized over a remaining term of approximately 3.8 years.

Stock Option Awards

On May 21, 2019, the Compensation Committee granted 482,792 time-based stock option awards to certain employees.  Each option represents the right upon vesting, to buy one share of the Company’s common stock, par value $0.0001 per share, for $10.83 per share. The stock options vest in four equal installments on each of the first four anniversaries of the grant date, on May 21, 2020, 2021, 2022, and 2023 and expire ten years from the grant date.

The following table presents the changes in stock options outstanding and related information for our employees during the three and six months ended June 30, 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2018	-	$-	-	$-
Granted	482,792	10.83	9.9	-
Outstanding Options at June 30, 2019	482,792	$10.83	9.9	$-

No stock options were exercisable at June 30, 2019 or December 31, 2018.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 was approximately $0.1 million and $0, respectively, with an associated tax benefit of less than $0.1 million.  At June 30, 2019, unrecognized compensation expense related to stock options totaled $1.6 million and is expected to be recognized over a remaining term of approximately 3.8 years.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Expected stock volatility	25.94%
Expected dividend yield	0.00%
Expected term (years)	6.25
Risk-free interest rate	2.26%
Exercise price	$10.83
Weighted-average grant date fair value	$3.34

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a stand-alone public company to calculate volatility.   Additionally, due to an insufficient history with respect to stock option activity and post vesting cancellations, the expected term assumption is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of common stock.

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur.  No stock options were forfeited during the three and six months ended June 30, 2019.

20. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and / or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100%  match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. We recognized expense of $0.5 million and $0.1 million related to matching contributions under our various defined contribution plans during the six months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019 and 2018, we recognized expense of $0.2 and $0.1 million, respectively, related to these matching contributions.

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

The table below presents information about reported segments for the six and three months ended June 30 (except for asset information for 2018 that is presented as of December 31):

2019

	The Permian Basin	The Bakken Basin	Government	All Other		Total
For the Six Months Ended June 30, 2019
Revenue	$104,748	$10,511	$33,285	$14,796	(a)	$163,340
Adjusted gross profit	$65,182	$4,333	$24,168	$3,104		$96,787
Capital expenditures	$44,867	$77	$76	$3,962
Total Assets	$291,027	$61,663	$39,704	$7,451		$399,845

For the Three Months Ended June 30, 2019
Revenue	$52,037	$5,738	$16,729	$6,854		$81,358
Adjusted gross profit	$32,588	$2,698	$12,317	$1,529		$49,132
Capital expenditures	$26,170	$—	$40	$935
Total Assets	$291,027	$61,663	$39,704	$7,451		$399,845

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

2018

	The Permian Basin	The Bakken Basin	Government	All Other		Total
For the Six Months Ended June 30, 2018
Revenue	$36,232	$12,631	$33,155	$2,104	(a)	$84,122
Adjusted gross profit	$23,092	$4,703	$23,297	$148		$51,240
Capital expenditures	$42,005	$3,160	$462	$531
Total Assets (as of December 31, 2018)	$234,368	$64,770	$43,994	$3,489		$346,621

For the Three Months Ended June 30, 2018
Revenue	$20,569	$7,061	$16,634	$1,212	(a)	$45,476
Adjusted gross profit	$13,634	$2,872	$11,783	$245		$28,534
Capital expenditures	$18,223	$1,867	$78	$224
Total Assets (as of December 31, 2018)	$234,368	$64,770	$43,994	$3,489		$346,621

(a)Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the three and six months ended June 30, 2019 and 2018, respectively, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total reportable segment adjusted gross profit	$47,603	$28,289	$93,683	$51,092
Other adjusted gross profit	1,529	245	3,104	148
Depreciation and amortization	(13,776)	(7,904)	(27,440)	(15,797)
Selling, general, and administrative expenses	(10,925)	(7,998)	(55,676)	(18,180)
Restructuring costs	—	(1,158)	(168)	(7,414)
Other income, net	123	515	161	965
Currency losses, net	—	(68)	—	(68)
Loss on extinguishment of debt	—	—	(907)	—
Interest expense, net	(9,853)	(5,670)	(13,884)	(9,615)
Consolidated income (loss) before income taxes	$14,701	$6,251	$(1,127)	$1,131

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

A reconciliation of total segment assets to total consolidated assets as of June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
Total reportable segment assets	$391,775	$343,132
Other assets	8,070	3,489
Restricted cash	257	257
Other unallocated amounts	208,627	218,154
Total Assets	$608,729	$565,032

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2019	December 31, 2018
Total current assets	$66,103	$74,986
Other intangible assets, net	125,328	127,383
Deferred tax asset	10,921	12,420
Deferred financing costs revolver, net	5,471	2,865
Notes due from officers	—	500
Other non current assets	804	—
Total other unallocated amounts of assets	$208,627	$218,154

22. Subsequent Events

On July 1, 2019, the Company purchased a 168-room community from ProPetro Services, Inc. (“ProPetro”) for an aggregate purchase price of $5.0 million in cash, which represents the acquisition date fair value of consideration transferred.  The purchase price was funded by cash on hand as of the acquisition date.  On July 1, 2019, in connection with the purchase of this community, the Company and ProPetro entered into an amendment to its existing Network Lease and Services Agreement resulting in ProPetro leasing from the Company an additional 166 rooms per night for one year subject to three one-year extension options.  The ProPetro acquisition further expands the Company’s presence in the Permian Basin and will be included in the Company’s Permian Basin segment.  The Company is currently assessing the fair value of the net identifiable assets acquired in the transaction, and has not finalized the accounting.

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

•                   global or local economic and political movements;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TARGET HOSPITALITY CORP. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Target Hospitality Corp. This discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. References to “we,” “us,” “our,” or “the Company” refer to Target Hospitality Corp. and its consolidated subsidiaries at and after March 15, 2019 and to Platinum Eagle Acquisition Corp., our legal predecessor, for all periods prior to March 15, 2019. For purposes of this section, references to “we,” “us,” “the Companies,” “Algeco US Holdings LLC,” or “Target Parent” refers to Algeco US Holdings LLC and its consolidated subsidiaries for periods from and after December 22, 2017 through June 30, 2019 and Target Logistics Management, LLC and its consolidated subsidiaries for periods prior to December 21, 2017.

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated suppliers of hospitality solutions in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce lodge management, and laundry service. As of June 30, 2019, our network includes 24 locations to better serve our customers across the US.

For the three months ended June 30, 2019, key drivers of financial performance include:

•

Increased revenue of $35.9 million or 79% compared to the same period in 2018 driven by organic growth and the acquisition of Signor in September 2018 discussed in Note 3 in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

•	Increased revenue in the Permian Basin segment which represent 63.8% of revenues for the three months ended June 30, 2019 by $31.4 million or 153% as compared to the same period in 2018 through:
o	The acquisition of Signor which directly contributed to an increase of 4,388 available beds for the Permian Basin Segment.
•	Increased revenue in the All Other segment which represent 8.5% of revenues for the three months ended June 30, 2019 by $5.7 million or 471% as compared to the same period in 2018 through:
o	An increase directly attributable to Construction fee income which is part of the TCPL and the Permian project discussed in Note 1 to the unaudited consolidated financial statements.
•

Generated net income of  $10.6 million for the three months ended June 30, 2019 as compared to net income of  $4.4 million for the three months ended June 30, 2018, which is primarily attributable to growth the business, especially in the Permian Basin from the Signor acquisition previously discussed.

•

Generated consolidated Adjusted EBITDA of $41.2 million representing an increase of $18.3 million or 80% as compared to the same period in 2018, which includes the impact of the acquisition of Signor as well as organic growth.

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

How we evaluate our operations

We derive the majority of our revenue from specialty rental lodging accommodations and vertically integrated hospitality services. Approximately 74.0% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 26.0% of revenues were earned through leasing of lodging facilities (17.7%) and Construction fee income (8.3%) for the six months ended June 30, 2019. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

The Company also originated a contract on March 1, 2019 with a customer to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the construction of an accommodation facility in the Permian Basin.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Key factors impacting the comparability of results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Algeco US Holdings LLC Restructuring

On November 28, 2017, as part of the restructuring amongst entities under common control of TDR and ASG, ASG conducted a carve-out transaction of Target and Chard net assets from Williams Scotsman International Inc. (“WSII”) and Chard became a wholly-owned subsidiary of Target. Effective December 22, 2017, Target Parent acquired Target and Chard. Due to the acquisition of Target by Target Parent being a common control transaction, the prior period financial statements have been retrospectively adjusted to reflect the transaction as if it occurred at the beginning of the period presented. Because Target was owned by ASG prior to Target Parent’ formation, the historical operations of Target are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the consolidated results of Target and Target Parent following the Restructuring on November 28, 2017; (ii) Target Parents’ equity structure since the date of its formation until the Business Combination on March 15, 2019. Due to the Restructuring previously discussed, there are approximately $0.4 million and $15.7 million of additional expenses related to the activity of Target Parent included in the consolidated statements of comprehensive loss for the six months ended June 30, 2019 and 2018, respectively. Approximately $0.2 million and $7.4 million are reported in restructuring costs for the six months ended June 30, 2019 and 2018, respectively. Approximately $0.2 million and $8.3 million of these expenses are reported in selling, general and administrative expenses for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

On June 19, 2019, TLM entered into the Superior Purchase Agreement with the Superior Sellers, and certain other parties named therein, pursuant to which TLM acquired substantially all of the assets in connection with the Communities. This acquisition further expands our presence in the Texas Permian Basin, adding 575 rooms.  Prior to the acquisition, TLM was providing management and catering services to the Superior Sellers, which was terminated upon the closing of the acquisition.

Business Combination Costs

We have incurred approximately $38.1 million in incremental costs related to the Business Combination that have been recognized as selling, general, and administrative expenses in the unaudited consolidated statement of comprehensive loss for the six months ended June 30, 2019. These costs include $8.0 million in transaction expenses relating to the consummation of the Business Combination. Additionally, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. Finally, as part of the Business Combination being consummated, we recorded $1.6 million of compensation expense for the full loan forgiveness of certain executive members of management which has been recognized as a non-cash expense within the consolidated financial statements.

Public Company Costs

As part of becoming a public company, we also expect to incur additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common shareholders, registrar and transfer agent fees, national stock exchange fees, legal fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.  For the three and six months ended June 30, 2019, excluding additional personnel costs, we incurred approximately $1.5 million of public company costs.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended June, 2019 and 2018

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Services income	$59,832	$28,259	$31,573	112%
Specialty rental income	15,143	17,217	(2,074)	-12%
Construction fee income	6,383	—	6,383	100%
Total revenue	81,358	45,476	35,882	79%
Costs:
Services	29,736	14,344	15,392	107%
Specialty rental	2,490	2,598	(108)	-4%
Depreciation of specialty rental assets	9,960	6,792	3,168	47%
Gross Profit	39,172	21,742	17,430	80%
Selling, general and administrative	10,925	7,998	2,927	37%
Other depreciation and amortization	3,816	1,112	2,704	243%
Restructuring costs	—	1,158	(1,158)	-100%
Other income, net	(123)	(447)	324	-72%
Operating income	24,554	11,921	12,633	106%
Interest expense, net	9,853	5,670	4,183	74%
Income before income tax	14,701	6,251	8,450	135%
Income tax expense	4,121	1,827	2,294	126%
Net income	$10,580	$4,424	$6,156	139%

Three  months ended June 30, 2019 compared to three months ended June 30, 2018

Total Revenue. Total revenue was $81.4 million for the three months ended June 30, 2019 and consisted of $59.8 million of services income, $15.1 million of specialty rental income, and $6.4 million of construction fee income. Total revenues for the three months ended June 30, 2018 was $45.5 million which consisted of $28.3 million of services income and $17.2 of specialty rental income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.

The main driver of revenue was an increase in the activity in the Permian Basin which is attributable primarily to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Total available beds increased from 6,770 beds (84% utilization) in June 2018 to 11,401 beds (86% utilization) in June 2019. In addition, TCPL was responsible for approximately $5.8 million in revenue for the three months ended June 30, 2019 while no revenues were contributed for the three months ended June 30, 2018.

Cost of services. Cost of services was $29.7 million for the three months June 30, 2019 as compared to $14.3 million for the three months ended June 30, 2018.

The increase in Services costs is primarily due to the increase in activity within the Permian Basin. The acquisition of Signor, which principally operates in the Permian Basin also drove the increase in costs. Additionally, costs increased as a result of the TCPL and another project.

Specialty rental costs. Specialty rental costs were $2.5 million for the three months ended June 30, 2019 as compared to $2.6 million for the three months ended June 30, 2018. The decrease in specialty rental costs is due to a reduction in utility and other variable costs.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $10.0 million for the three months ended June 30, 2019 as compared to $6.8 million for the three months ended June 30, 2018.

The increase in depreciation expense is mainly due to a $4.3 million contribution to depreciation related to the acquisition of the Signor assets in September 2018 with the remaining increase attributable to assets placed into service.

Selling, general and administrative. Selling, general and administrative was $10.9 million for the three months ended June 30, 2019 as compared to $8.0 million for the three months ended June 30, 2018.

The increase in selling, general and administrative expenses is primarily due to an increase in transaction expenses associated with the Business Combination of approximately $1.4 million, stock-based compensation expense of approximately $0.2 million, $0.3 million of acquisition-related expenses associated with the Superior acquisition and approximately $1.1 million of other expenses related to system implementation costs, claim settlement costs, and certain severance costs.  After excluding the effects of these items, selling, general, and administrative expenses for the three months ended June 30, 2019 amounted to approximately $7.9 million compared to approximately $8.0 million for the three months ended June 30, 2018.

 Other depreciation and amortization. Other depreciation and amortization expense was $3.8 million for the three months ended June 30, 2019 as compared to $1.1 million for the three months ended June 30, 2018.

The increase in other depreciation and amortization expense is due to the amortization of customer relationship intangible assets from the Signor acquisition as well as increases to other depreciable assets acquired as part of the Signor acquisition.

Restructuring costs. Restructuring costs were $0 for the three months ended June 30, 2019 as compared to $1.2 million, for the three months ended June 30, 2018 which is primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above.

Other income, net. Other income, net was $0.1 million for the three months ended June 30, 2019 as compared to $0.4 million for the three months ended June 30, 2018.

This decrease in other income, net is primarily attributable to a gain on involuntary conversion recognized during the three months ended June 30, 2018 that did not recur at that level for the three months ended June 30, 2019.

Interest expense, net. Interest expense, net was $9.9 million for the three months ended June 30, 2019 as compared to $5.7 million for the three months ended June 30, 2018.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes as compared to the affiliate debt that was outstanding in the prior year. Also, there was approximately $1.1 million of amortization of deferred financing costs and original issue discount related to the old ABL facility, the New ABL Facility, and 2024 Senior Secured Notes issued in conjunction with the consummation of the Business Combination

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Services income	$120,905	$53,175	$67,730	127%
Specialty rental income	28,873	30,947	(2,074)	-7%
Construction fee income	13,562	—	13,562	100%
Total revenue	163,340	84,122	79,218	94%
Costs:
Services	61,745	27,854	33,891	122%
Specialty rental	4,808	5,028	(220)	-4%
Depreciation of specialty rental assets	19,861	13,395	6,466	48%
Gross Profit	76,926	37,845	39,081	103%
Selling, general and administrative	55,676	18,180	37,496	206%
Other depreciation and amortization	7,579	2,402	5,177	216%
Restructuring costs	168	7,414	(7,246)	-98%
Other income, net	(161)	(897)	736	-82%
Operating income	13,664	10,746	2,918	27%
Loss on extinguishment of debt	907	—	907	100%
Interest expense, net	13,884	9,615	4,269	44%
Income (loss) before income tax	(1,127)	1,131	(2,258)	-200%
Income tax expense	2,272	901	1,371	152%
Net income (loss)	$(3,399)	$230	$(3,629)	-1578%

Total Revenue. Total revenue was $163.3 million for the six months ended June 30, 2019 as compared to $84.1 million for the six months ended June 30, 2018 and consisted of $120.9 million of services income, $28.9 million of specialty rental income and $13.6 million of construction fee income. Total revenues for the six months ended June 30, 2018 consisted of $53.2 million of services income and $30.9 million of specialty rental income.

The main driver of revenue was an increase in activity in the Permian Basin which is primarily attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Total available beds increased from 6,661 beds (80% utilization) in June 2018 to 11,281 beds (87% utilization) in June 2019. In addition, TCPL was responsible for approximately $12.9 million in revenue for the six months ended June 30, 2019 while no revenues were contributed for the six months ended June 30, 2018.

Cost of services. Cost of services was $61.7 million for the six months ended June 30, 2019 as compared to $27.9 million for the six months ended June 30, 2018.

The increase in Services costs is primarily due to an increase in activity within the Permian Basin. The acquisition of Signor, which principally operates in the Permian Basin also drove the increase in costs. Additionally, costs increased as a result of the TCPL and another project in the amount of $10.9 million, with no active costs for TCPL during the six months ended June 30, 2018.

Specialty rental costs. Specialty rental costs were $4.8 million for the six months ended June 30, 2019 as compared to $5.0 million for the six months ended June 30, 2018. The decrease in specialty rental costs is due to a reduction in utility and other variable costs.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $19.9 million for the six months ended June 30, 2019 as compared to $13.4 million for the six months ended June 30, 2018.

The increase in depreciation expense is mainly due to a $4.3 million contribution to depreciation related to the acquisition of the Signor assets in September 2018 with the remaining increase attributable to assets placed into service.

Selling, general and administrative. Selling, general and administrative was $55.7 million for the six months ended June 30, 2019 as compared to $18.2 million for the six months ended June 30, 2018.

The increase in selling, general and administrative expense of $37.5 million is primarily due to the $38.1 million of costs associated with the Business Combination recognized for the six months ended June 30, 2019 as previously discussed as well as the $2.7 million of additional costs incurred during the three months ended June 30, 2019 as previously discussed. This increase was offset by a decrease of approximately $5.0 million in Target Parent costs associated with the Restructuring previously mentioned. The remaining increase of approximately $1.4 million of costs after accounting for the decrease in Target Parent costs is primarily attributable to increased staffing costs, audit, legal, and advisory fees associated with growth of the business and public company costs previously discussed.

Other depreciation and amortization. Other depreciation and amortization expense was $7.6 million for the six months ended June 30, 2019 as compared to $2.4 million for the six months ended June 30, 2018.

The increase in other depreciation and amortization expense is due to the amortization of customer relationship intangible assets from the Signor acquisition of approximately $5.4 million for the six months ended June 30, 2019 as well as increases to other depreciable assets acquired as part of the Signor acquisition.

Restructuring costs. Restructuring costs were $0.2 million for the six months ended June 30, 2019 as compared to $7.4 million for the six months ended June 30, 2018 primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above.

Other income, net. Other income, net was $0.2 million for the six months ended June 30, 2019 as compared to $0.9 for the six months ended June 30, 2018.

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. During the six months ended June 30, 2018, approximately $3.0 million in insurance proceeds were received and a $1.3 million gain on involuntary conversion associated with this event was recognized.

Loss on extinguishment of debt.  Loss on extinguishment of debt of $0.9 and $0 million for six months ended June 30, 2019 and 2018, respectively, related to the write-off of deferred financing costs pertaining to non-continuing lenders associated with the modification of our ABL facility on March 15, 2019.

Interest expense, net. Interest expense, net was $13.9 million for the six months ended June 30, 2019 as compared to interest expense, net of $9.6 million for the six months ended June 30, 2018.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes as compared the affiliate debt that was outstanding. Also, there was approximately $1.4 million of amortization of deferred financing costs and original issue discount related to the old ABL facility, the New ABL Facility, and 2024 Senior Secured Notes issued in conjunction with the consummation of the Business Combination

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended June 30, 2019 and 2018.

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Government	$16,729	$16,634	$95	—
Permian Basin	52,037	20,569	31,468	153%
Bakken Basin	5,738	7,061	(1,323)	-19%
All Other	6,854	1,212	5,642	466%
Total Revenues	$81,358	$45,476	$35,882	79%

Adjusted Gross Profit
Government	$12,317	$11,783	$534	5%
Permian Basin	32,588	13,634	18,954	139%
Bakken Basin	2,698	2,872	(174)	-6%
All Other	1,529	245	1,284	524%
Total Adjusted Gross Profit	$49,132	$28,534	$20,598	72%

Average Daily Rate
Government	$74.7	$75.0	$(0.3)
Permian Basin	$84.5	$92.5	$(8.0)
Bakken Basin	$77.2	$78.9	$(1.7)
Total Average Daily Rate	$80.9	$83.7	$(2.8)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $16.7 million for the three months June 30, 2019 as compared to $16.6 million for the three months ended June 30, 2018.

Adjusted gross profit for the Government segment was $12.3 million for the three months ended June 30, 2019 as compared to $11.8 for the three months ended June 30, 2018.

The increase in adjusted gross profit of $0.5 million is due to cost efficiencies gained in 2019 as revenue stayed relatively flat for the three months ended June 30, 2019, compared to the same period in 2018.

Permian Basin

Revenue for the Permian Basin segment was $52.0 million for the three months ended June 30, 2019, as compared to $20.6 million for the three months ended June 30, 2018.

Adjusted gross profit for the Permian Basin segment was $32.6 million for the three months ended June 30, 2019, as compared to $13.6 million for the three months ended June 30, 2018.

The increase in revenue of $31.4 million and increase in adjusted gross profit of $18.9 million is attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Available beds increased from 2,360 beds to 7,520 beds driven primarily by the acquisition of Signor.

Bakken Basin

Revenue for the Bakken Basin segment was $5.7 million for the three months ended June 30, 2019, as compared to $7.1 million for the three months ended June 30, 2018.

Adjusted gross profit for the Bakken Basin segment was $2.7 million for the three months ended June 30, 2019, as compared to $2.9 million for the three months ended June 30, 2018.

The decrease in revenue of $1.3 million and decrease in adjusted gross profit of $0.2 million was driven by the decrease in ADR from $79.2 as of June 30, 2018 to $76.6 as of June 30, 2019 in conjunction with the decrease in the utilized bed nights, for the three months ended June 30, 2019 and 2018, respectively.

The following table sets forth our selected results of operations for each of our reportable segments for the six months ended June 30, 2019 and 2018.

				Percentage
	For the Six Months Ended June 30,		Amount of Increase	Change Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Government	$33,285	$33,155	$130	—
Permian Basin	104,748	36,232	68,516	189%
Bakken Basin	10,511	12,631	(2,120)	-17%
All Other	14,796	2,104	12,692	603%
Total Revenues	$163,340	$84,122	$79,218	94%

Adjusted Gross Profit
Government	$24,168	$23,297	$871	4%
Permian Basin	65,182	23,092	42,090	182%
Bakken Basin	4,333	4,703	(370)	-8%
All Other	3,104	148	2,956	1997%
Total Adjusted Gross Profit	$96,787	$51,240	$45,547	89%

Average Daily Rate
Government	$74.7	$74.8	$(0.1)
Permian Basin	$85.4	$90.9	$(5.5)
Bakken Basin	$77.5	$79.0	$(1.5)
Total Average Daily Rate	$81.6	$82.3	$(0.7)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $33.3 million for the six months ended June 30, 2019 as compared to $33.2 million for the six months ended June 30, 2018.

Adjusted gross profit for the Government segment was $24.2 million for the six months ended June 30, 2019 as compared to $23.3 million for the six months ended June 30, 2018.

The increase in adjusted gross profit of $0.9 million is due to cost efficiencies gained in 2019 as revenue stayed relatively flat for the three and six months ended June 30, 2019, compared to the same period in 2018.

Permian Basin

Revenue for the Permian Basin segment was $104.7 million for the six months ended June 30, 2019, as compared to $36.2 million for the six months ended June 30, 2018.

Adjusted gross profit for the Permian Basin segment was $65.2 million for the six months ended June 30, 2019, as compared to $23.1 million for the six months ended June 30, 2018.

The increase in revenue of $68.5 million and increase in adjusted gross profit of $42.1 million is attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Available beds increased from 2,216 beds to 7,400 beds driven primarily from the acquisition of Signor.

Bakken Basin

Revenue for the Bakken Basin segment was $10.5 million for the six months ended June 30, 2019, as compared to $12.6 million for the six months ended June 30, 2018.

Adjusted gross profit for the Bakken Basin segment was $4.3 million for the six months ended June 30, 2019, as compared to $4.7 million for the six months ended June 30, 2018.

The decrease in revenue of $2.1 million and decrease in adjusted gross profit of $0.4 million was driven by the decrease in ADR from $79.0 as of June 30, 2018 to $77.5 as of June 30, 2019 in conjunction with the decrease in the utilized bed nights, for the six months ended June 30, 2019.

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

Capital Requirements

During the six months ended June 30, 2019, we incurred $48.9 million in capital expenditures, excluding the acquisition of Superior. Our total annual 2019 capital budget includes growth projects to increase community capacity. However, the amount and timing of these 2019 capital expenditures is largely discretionary and within our control. We could choose to defer or increase a portion of these planned 2019 capital expenditures depending on a variety of factors, including, but not limited to, additional contracts awarded above and beyond our projections. As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
	2019	2018

Net cash provided by operating activities	$18,776	$7,044
Net cash used in investing activities	(75,856)	(40,592)
Net cash provided by financing activities	55,423	26,952
Net decrease in cash and cash equivalents	$(1,657)	$(6,596)

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Cash flows provided by operating activities. Net cash provided by operating activities was $18.8 million for the six months ended June 30, 2019  compared to $7.0 million for the six months ended June 30, 2018.

The increase in cash flows from operations is due to growth in the business resulting from the acquisition of Signor as well as organic growth.

Cash flows used in investing activities. Net cash used in investing activities was $75.9 million for the six months ended June 30, 2019  compared to $40.6 million for the six months ended June 30, 2018. This increase was primarily related to higher investment in capital expenditures in 2019 including the acquisition of Superior in 2019.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $55.4 million for the six months ended June 30, 2019 compared to $27.0 million for the six months ended June 30, 2018. The increase in cash from financing activities primarily reflects the additional borrowing under the New ABL Facility of $30 million for the Superior acquisition discussed in Note 3 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Indebtedness

Capital lease and other financing obligations

Our capital lease and financing obligations at June 30, 2019 consisted of $0.6 million of capital leases.

We entered into a capital lease for certain equipment with a lease term expiring in October 2019 and an effective interest rate of 7.43%. Our capital leases relating to commercial-use vehicles have interest rates ranging from 3.3% to 20.7% with lease terms that expire through December 31, 2019.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  Additionally, $30 million was drawn on the New ABL Facility during June 2019 to fund the Superior acquisition.  The maturity date of the New ABL Facility is September 15,

2023.  Refer to Note 9 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

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

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. Our largest customers for the six months ended June 30, 2019, were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 20.2% and 12.4% of revenues. The largest customers accounted for 7.4% and 11.0% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of June 30, 2019.

Our largest customers for the six months ended June 30, 2018 were CoreCivic of Tennessee LLC, Anadarko Petroleum Corporation and Halliburton Energy Services who accounted for 39.9%, 11.3% and 10.4% of revenues. The largest customers accounted for 24.5%, 1.9% and 14.4% of accounts receivable while another customer accounted for 14.2% of accounts receivable respectively as of June 30, 2018.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. For the six months ended June 30, 2019, our major supplier was Palomar Modular Buildings representing 11.0%, of goods purchased, respectively.  For the six months ended June 30, 2018, our major suppliers were W.C. Bell, Inc. and Palomar Modular Buildings, LLC representing 12.0% and 11.9% of goods purchased, respectively.

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of June 30, 2019:

Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	2024 and beyond
Capital lease and other financing obligations	$570	$570	$—	$—	$—
Asset retirement obligations	3,274	—	3,274	—	—
Interest payments(1)	161,500	16,150	64,600	64,600	16,150
New ABL Facility	70,000	—	—	70,000	—
2024 Senior Secured Notes	340,000	—	—	—	340,000
Total	$575,344	$16,720	$67,874	$134,600	$356,150

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.4 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.2 million and $0.3 million for the three months ended June 30, 2019, and 2018, respectively.

Future minimum lease payments at June 30, 2019 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2019	$1,508
2020	1,801
2021	1,435
2022	1,022
2023	729
Total	$6,495

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). For a discussion of the critical accounting policies and estimates that we use in the preparation of our unaudited consolidated financial statements, see “Target Parent and Signor Parent’s Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018 in our Current Report on Form 8-K filed on March 21, 2019. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. During the six months ended June 30, 2019, the Company adopted a policy related to stock-based compensation. Refer to Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of this.  These estimates require significant judgments and assumptions. There have been no material changes during the six months ended June 30, 2019 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

•

Other (income) expense, net: Other (income) expense, net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, and other immaterial non-cash charges.

•	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
•	Currency (gains) losses, net: Foreign currency transaction gains or losses.
•

Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination.  As discussed in Note 2 of our notes to our unaudited consolidated financial statements included in this Form 10-Q, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.

•

Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Business Combination.  Such amounts were funded by proceeds from the Business Combination.

•	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior.
•

Officer loan expense:  Non-cash charge associated with loans to certain executive officers of the Company that were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.

•

Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.

•

Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy

•	Other adjustments: System implementation costs, claim settlement and certain severance costs.

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

Target Hospitality also presents Adjusted Free Cash Flows because we believe it provides useful information regarding our business as more fully described below. Adjusted Free Cash Flows indicates the amount of cash available after maintenance capital expenditures for specialty rental assets for, among other things, investments in our existing business.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross Profit	$39,172	$21,742	$76,926	$37,845
Depreciation of specialty rental assets	9,960	6,792	19,861	13,395
Adjusted gross profit	$49,132	$28,534	$96,787	$51,240

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$10,580	$4,424	$(3,399)	$230
Income tax expense	4,121	1,827	2,272	901
Interest expense, net	9,853	5,670	13,884	9,615
Loss on extinguishment of debt	—	—	907	—
Other depreciation and amortization	3,816	1,112	7,579	2,402
Depreciation of specialty rental assets	9,960	6,792	19,861	13,395
EBITDA	38,330	19,825	41,104	26,543

Adjustments
Other (income) expense, net	456	(515)	418	(965)
Restructuring costs	—	1,158	168	7,414
Currency losses, net	—	68	—	68
Transaction bonus amounts	—	—	28,519	—
Transaction expenses	1,428	—	9,474	—
Acquisition-related expenses	303	—	303	—
Officer loan expense	—	—	1,583	—
Target Parent selling, general, and administrative costs	—	2,393	246	7,585
Stock-based compensation	210	—	210	—
Other adjustments	509	—	509	—
Adjusted EBITDA	$41,236	$22,929	$82,534	$40,645

The following table presents a reconciliation of Target Hospitality’s Adjusted EBITDA to Net cash  provided by operating activities to Adjusted Free Cash Flows:

	Six Months Ended
	June 30,
	2019	2018
Adjusted EBITDA	$82,534	$40,645
Transaction bonus amounts	(28,519)	—
Transaction expenses	(9,474)	—
Acquisition-related expenses	(303)	—
Cash paid for interest	(6,321)	(6,104)
Officer loan expense	(1,583)	—
Cash paid for income taxes	(1,237)	72
Target Parent selling, general and administrative costs	(246)	(7,585)
Restructuring costs	(168)	(7,414)
Other (income) expense, net	(418)	965
Gain on involuntary conversion	(11)	1,250
Working capital and other	(15,478)	(14,785)
Net cash provided by operating activities	$18,776	$7,044

Transaction bonus amounts	28,519	—
Transaction expenses	9,474	—
Acquisition-related expenses	303	—
Cash paid for interest	6,321	6,104
Officer loan expense	1,583	—
Cash paid for income taxes	1,237	(72)
Target Parent selling, general and administrative costs	246	7,585
Restructuring costs	168	7,414
Other (income) expense, net	418	(965)
Gain on involuntary conversion	11	(1,250)
Working capital and other	15,478	14,785
Deferred revenue and customer deposits	(6,225)	(6,899)
Maintenance capital expenditures for specialty rental assets	(1,018)	(1,602)
Adjusted Free Cash Flows	$75,291	$32,144

Purchase of specialty rental assets	(46,729)	(43,678)
Purchase of property, plant and equipment	(127)	(469)
Purchase of business	(30,000)	—
Repayments from affiliates	362	540
Receipt of insurance proceeds	638	3,015
Net cash used in investing activities	$(75,856)	$(40,592)

Proceeds from borrowings on Senior Secured Notes, net of discount	336,699	—
Principal payments on finance and capital lease obligations	(1,890)	(7,199)
Proceeds from notes with affiliates	—	19,000
Proceeds from borrowings on capital lease	—	20,226
Principal payments on borrowings from ABL	(27,790)	(5,075)
Proceeds from borrowings on ABL	77,240	—
Repayment of affiliate note	(3,762)	—
Contributions from affiliate	39,107	—
Recapitalization	218,752	—
Recapitalization - cash paid to Algeco Seller	(563,134)	—
Payment of deferred financing costs	(19,799)	—
Net cash provided by financing activities	$55,423	$26,952

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2019, we had $70.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.7 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2019.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.

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

Public resistance and potential legal challenges to, and increasing scrutiny of, the use of family residential facilities like our South Texas Residential Center could affect our ability to obtain new contracts or result in the loss of existing contracts and negatively impact our brand or reputation, each of which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of facilities like our South Texas Residential Center through the government’s use of private contractors and subcontractors has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of private companies or undertake additional reviews of their public-private relationships. Additional legislative or policy changes or prohibitions could occur that further increase these limitations or instructions. In addition, the movement toward using private companies to manage and operate these facilities has encountered resistance from groups which believe that these facilities should only be operated by governmental agencies. For example, JP Morgan Chase, Wells Fargo and Bank of America recently announced that they will not be renewing existing agreements or entering into new agreements with companies that operate such facilities. Bank of America, N.A. serves as the administrative and collateral agent for our New ABL Facility and is a lender thereunder. Upon expiration of the New ABL Facility, Bank of America or other banks that currently provide us with financing could decide not to provide financing, which could adversely affect our ability to refinance the New ABL Facility on acceptable terms or at all.

Increased public resistance, including negative media attention and public opinion, to the use of private companies for the management and operation of facilities like our South Texas Residential Center, and to the Trump administration’s immigration policies overall, may negatively impact our brand and the public perception of our company. Maintaining and promoting our brand will depend largely on our ability to differentiate ourselves from the direct participants in the ongoing conflict around immigration policy. If we continue to be portrayed negatively in the press, or associated with the ongoing social and political debates around immigration policy, our public image and reputation could be irreparably tarnished and our brand could be harmed. If we are unable to counter such negative media attention effectively, investors may lose confidence in our business, which could result in a decline in the trading price of our common stock, and our business could be materially adversely affected.

Furthermore, providing family residential services at the South Texas Residential Center subjects us and our government contractor customers to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our or their business, financial condition, or results of operations. For example, the contractual arrangements between the U.S. government and the government’s private contractors, with whom we subcontract, mandate resident-to-staff ratios that are higher than the typical contract, require services unique to the contract (e.g. child care and primary education services), and limit the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation. Numerous lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for the South Texas Family Residential Center.  Any court decision or government action that impacts our customer’s existing contract with the government for the South Texas Family Residential Center could impact our subcontract for the facility and result in a reduction in demand for our services or reputational damage to us, and require use to devote a significant amount of time and expense to the defense of our operations and reputation, which could materially affect our business, financial condition, and results of operations.

We may face opposition to our communities and planned communities along the Keystone XL pipeline route from various groups.

We may face opposition to the construction and operation of our facilities along the Keystone XL pipeline from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our facilities, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our facilities. For example, acts of sabotage or other disruptions at or around our communities could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to have to make significant expenditures not covered by insurance, could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Exhibit Description

2.1

Asset Purchase Agreement, dated as of June 19, 2019, by and among Superior Lodging, LLC, Superior Lodging Orla South, LLC, Superior Lodging Kermit, LLC, WinCo Disposal, LLC, the Members of WinCo Disposal, LLC, Superior Lodging, LLC, as the representative of the Sellers and Target Logistics Management, LLC (incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K, filed with the SEC on June 21, 2019).

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

Target Hospitality Corp.

Dated: August 14, 2019	By:	/s/ ANDREW A. ABERDALE
Andrew A. Aberdale
Chief Financial Officer