Form 10-Q
period 2019-09-30
Target Hospitality Corp.
filed 2019-11-14
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 103,538,296 shares of Common Stock, par value $0.0001 per share, outstanding as of November 8, 2019.

Target Hospitality Corp.

FORM 10‑Q

September 30, 2019

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of September 30, 2019 and December 31, 2018 and for the Three and Nine Months Ended September 30, 2019 and 2018

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,539	$12,194
Accounts receivable, less allowance for doubtful accounts of $355 and $39, respectively	48,558	57,106
Prepaid expenses and other assets	3,237	3,965
Related party receivable	645	—
Notes due from affiliates	—	638
Notes due from officers	—	1,083
Total current assets	55,979	74,986

Restricted cash	167	257
Specialty rental assets, net	354,056	293,559
Other property, plant and equipment, net	19,065	18,882
Goodwill	41,038	34,180
Other intangible assets, net	121,444	127,383
Deferred tax asset	8,010	12,420
Deferred financing costs revolver, net	5,006	2,865
Notes due from officers	—	500
Other non-current assets	2,978	—
Total assets	$607,743	$565,032

Liabilities
Current liabilities:
Accounts payable	$19,812	$21,597
Accrued liabilities	22,234	23,300
Deferred revenue and customer deposits	16,679	17,805
Current portion of capital lease and other financing obligations (Note 9)	374	2,446
Total current liabilities	59,099	65,148

Other liabilities:
Long-term debt (Note 9):
Principal amount	340,000	—
Less: unamortized original issue discount	(3,014)	—
Less: unamortized term loan deferred financing costs	(14,533)	—
Long-term debt, net	322,453	—
Revolving credit facility (Note 9)	70,000	20,550
Long-term capital lease and other financing obligations	116	14
Note due to affiliates	—	108,047
Deferred revenue and customer deposits	12,823	19,571
Asset retirement obligations	2,769	2,610
Other non-current liabilities	—	101
Total liabilities	467,260	216,041

Commitments and contingencies (Note 15)
Stockholders' Equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 104,417,230 issued and outstanding as of September 30, 2019 and 74,786,327 issued and outstanding as of December 31, 2018.	10	7
Common Stock in treasury at cost, 828,600 and 0 shares as of September 30, 2019 and December 31, 2018, respectively.	(5,591)	—
Additional paid-in-capital	110,942	319,968
Accumulated other comprehensive loss	(2,527)	(2,463)
Accumulated earnings	37,649	31,479
Total stockholders' equity	140,483	348,991
Total liabilities and stockholders' equity	$607,743	$565,032

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Services income	$64,189	$47,210	$185,094	$100,385
Specialty rental income	14,230	10,383	43,103	41,330
Construction fee income	3,224	2,733	16,786	2,733
Total revenue	81,643	60,326	244,983	144,448
Costs:
Services	29,470	21,419	91,215	49,273
Specialty rental	2,395	2,768	7,203	7,796
Depreciation of specialty rental assets	11,222	9,785	31,083	23,180
Gross profit	38,556	26,354	115,482	64,199
Selling, general and administrative	11,141	16,964	66,817	35,144
Other depreciation and amortization	4,021	1,456	11,600	3,858
Restructuring costs	—	415	168	7,829
Currency (gains) losses, net	(77)	4	(77)	72
Other expense (income), net	440	(420)	279	(1,385)
Operating income	23,031	7,935	36,695	18,681
Loss on extinguishment of debt	—	—	907	—
Interest expense, net	10,172	5,408	24,056	15,023
Income before income tax	12,859	2,527	11,732	3,658
Income tax expense	3,290	1,678	5,562	2,579
Net income	9,569	849	6,170	1,079
Other comprehensive income
Foreign currency translation	80	—	(64)	(291)
Comprehensive income	$9,649	$849	$6,106	$788

Weighted average number shares outstanding - basic and diluted	100,102,641	38,495,023	93,378,332	30,002,811

Net income per share - basic and diluted	$ 0.10	$ 0.02	$ 0.07	$ 0.04

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

($ in thousands)

	Common Stock		Common Stock in Treasury
					Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2017 as previously reported	—	$—	—	$—	$—	$(12,606)	$(1,622)	$39,132	$24,904
Retroactive application of recapitalization	25,686,327	3	—	—	—	12,606	—	(12,609)	—
Adjusted Balances at December 31, 2017	25,686,327	$3	—	$—	$—	$—	$(1,622)	$26,523	$24,904

Net loss	—	—	—	—	—	—	—	(4,194)	(4,194)
Cumulative translation adjustment	—	—	—	—	—	—	(907)	—	(907)
Balances at March 31, 2018	25,686,327	$3	—	$—	$—	$—	$(2,529)	$22,329	$19,803

Net income	—	—	—	—	—	—	—	4,424	4,424
Distribution	—	—	—	—	—	—	—	(416)	(416)
Cumulative translation adjustment	—	—	—	—	—	—	616	—	616
Balances at June 30, 2018	25,686,327	$3	—	$—	$—	$—	$(1,913)	$26,337	$24,427

Net income	—	—	—	—	—	—	—	849	849
Distribution	—	—	—	—	(20,999)	—	—	—	(20,999)
Contribution	—	—	—	—	134,151	—	—	—	134,151
Retroactive application of recapitalization	49,100,000	4	—	—	(4)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—
Balances at September 30, 2018	74,786,327	$7	—	$—	$113,148	$—	$(1,913)	$27,186	$138,428

Balances at December 31, 2018 as previously reported	—	$—	—	$—	$—	$307,366	$(2,463)	$44,088	$348,991
Retroactive application of recapitalization	74,786,327	7	—	—	319,968	(307,366)	—	(12,609)	—
Adjusted Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$—	$(2,463)	$31,479	$348,991

Net loss	—	—	—	—	—	—	—	(13,979)	(13,979)
Recapitalization transaction	30,446,606	3	—	—	314,194	—	—	—	314,197
Contribution	—	—	—	—	39,107	—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)	—	—	—	(563,134)
Balances at March 31, 2019	105,232,933	$10	—	$—	$110,135	$—	$(2,463)	$17,500	$125,182

Net income	—	—	—	—	—	—	—	10,580	10,580
Stock-based compensation	—	—	—	—	210	—	—	—	210
Cumulative translation adjustment	—	—	—	—	—	—	(144)	—	(144)
Balances at June 30, 2019	105,232,933	$10	—	$—	$110,345	$—	$(2,607)	$28,080	$135,828

Net income	—	—	—	—	—	—	—	9,569	9,569
Stock-based compensation	12,897	—	—	—	654	—	—	—	654
Shares used to settle payroll tax withholding	—	—	—	—	(57)	—	—	—	(57)
Repurchase of common stock as part of a share repurchase program	(828,600)	—	828,600	(5,591)	—	—	—	—	(5,591)
Cumulative translation adjustment	—	—	—	—	—	—	80	—	80
Balances at September 30, 2019	104,417,230	$10	828,600	$(5,591)	$110,942	$—	$(2,527)	$37,649	$140,483

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,170	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,944	24,088
Amortization of intangible assets	10,739	2,950
Accretion of asset retirement obligation	159	110
Amortization of deferred financing costs	2,220	—
Amortization of original issue discount	287	—
Stock-based compensation expense	864	—
Officer loan compensation expense	1,583	647
Loss (gain) on involuntary conversion	122	(1,678)
Loss on extinguishment of debt	907	—
Deferred income taxes	4,410	1,933
Provision for loss on receivables	509	83
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	8,039	(7,695)
Related party receivable	(645)	—
Prepaid expenses and other assets	728	(2,953)
Accounts payable and other accrued liabilities	(12,957)	18,164
Deferred revenue and customer deposits	(7,874)	(18,365)
Other non-current assets and liabilities	(2,976)	(2,443)
Net cash provided by operating activities	44,229	15,920
Cash flows from investing activities:
Purchase of specialty rental assets	(74,002)	(60,986)
Purchase of property, plant and equipment	(154)	(1,010)
Purchase of business, net of cash acquired	(30,000)	(206,147)
Receipt of insurance proceeds	386	3,478
Repayments from affiliates	638	2,493
Net cash used in investing activities	(103,132)	(262,172)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	336,699	—
Principal payments on finance and capital lease obligations	(1,970)	(11,027)
Principal payments on borrowings from ABL	(32,790)	(26,076)
Proceeds from borrowings on ABL	82,240	42,500
Repayment of affiliate note	(3,762)	—
Contributions from affiliate	39,107	134,151
Distribution to affiliate	—	(21,260)
Recapitalization	218,752	—
Recapitalization - cash paid to Algeco Seller	(563,134)	—
Payment of deferred financing costs	(19,799)	—
Restricted shares surrendered to pay tax liabilities	(57)	—
Purchase of treasury stock	(4,959)	—
Proceeds from affiliate note	—	128,273
Net cash provided by financing activities	50,327	246,561

Effect of exchange rate changes on cash and cash equivalents	(79)	(30)

Net (decrease) increase in cash and cash equivalents	(8,655)	279
Cash and cash equivalents - beginning of period	12,194	12,533
Cash and cash equivalents - end of period	$3,539	$12,812

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(634)	$(5,243)
Non-cash repurchase of common shares as part of share repurchase program	$(632)
Non-cash contribution from affiliate - forgiveness of affiliate note	$104,285	$—
Non-cash distribution to PEAC - liability transfer from PEAC, net	$(8,840)	$—
Non-cash change in specialty rental assets due to effect of exchange rate changes	$—	$(261)
Non-cash change in repayments from (advances to) affiliates	$—	$(1,952)
Non-cash deemed distribution to affiliate	$—	$(156)

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2019 or any future period.

Due to the Restructuring discussed in the audited combined financial statements of Target Parent and Signor Parent and accompanying notes thereto for the year ended December 31, 2018, there are approximately $0.4 million and $17.3 million of additional expenses related to the activity of Target Parent included in the unaudited consolidated statements of comprehensive income for the nine months ended September 30, 2019 and 2018, respectively.  There are approximately $0 and $2.3 million of additional expenses related to this activity included in the unaudited consolidated statements of comprehensive income for the three months ended September 30, 2019 and 2018, respectively.  Approximately $0.2 million and $7.8 million are reported in restructuring costs for the nine months ended September 30, 2019 and 2018, respectively, while $0 and $0.4 million are reported in restructuring costs for the three months ended September 2019 and 2018, respectively. Approximately $0.2 million and $9.1 million of these expenses are reported in selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively, while $0 and $1.5 million are included in selling, general and administrative expenses within the statement of comprehensive income for the three months ended September 30, 2019 and 2018, respectively.  Approximately, $0 and $0.4 million of these expenses are reported in other expense (income), net for the three and nine months ended September 30, 2019 and 2018, respectively.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the adjustments described above as part of the Restructuring and the adjustments described as part of the Business Combination discussed in Note 2, necessary for a fair statement of financial position as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The consolidated balance sheet as of December 31, 2018, was derived from the audited combined financial statements of Target Parent and Signor Parent but does not contain all of the footnote disclosures from those annual financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income and comprehensive income, stockholders’ equity or cash flows.

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

Cost of services includes labor, food, utilities, supplies, rent and other direct costs associated with operating the lodging units. Cost of rental includes leasing costs and other direct costs of maintaining the lodging units. Costs associated with contracts includes sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income.

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

The Company also originated a contract on March 1, 2019 with a customer to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the construction of an accommodation facility in the Permian Basin.  During the construction phase, the Company recognizes revenue using the percentage of completion method similarly to TCPL.  The construction was completed in August of 2019.

Revenues associated with these contracts are reflected as construction fee income in the consolidated statements of comprehensive income and amounted to approximately $16.8 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively, while $3.2 million and $2.7 million are recognized in the consolidated statements of comprehensive income for the three months ended September 30, 2019 and 2018, respectively.  Of the total construction fee income approximately $14.5 million and $2.7 million, is a result of projects with TCPL for the nine months ended September 30, 2019 and 2018, respectively, while $2.1  million and $0 are related to the Permian Basin project for the nine months ended September 30, 2019 and 2018, respectively.  For the three months ended September 30, 2019 and 2018, approximately $1.5 million and approximately $2.7 million is a result of projects with TCPL while approximately $1.7 million and $0 are related to the Permian Basin project.

Additionally, the Company collects sales, use, occupancy and similar taxes, which the Company presents on a net basis (excluded from revenues) in the consolidated statements of comprehensive income.

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

Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost.  We use the weighted average purchase price to determine the cost of treasury stock that is reissued, if any.

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued for reporting periods beginning after December 15, 2021 and interim periods within those reporting periods for non-issuers (including EGCs).    Topic 842 allows an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to adopt under the new optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses  (ASU 2016‑13 or Topic 326). This new standard changes how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued for reporting periods beginning after December 15, 2022 and interim periods within those reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606 (previously described). The standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  Early adoption is permitted. The Company adopted this pronouncement in connection with the Superior and ProPetro acquisitions discussed in Note 3.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. All grants as of September 30, 2019 have been made to employees and directors who are treated as employees in line with ASC 718.  The standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, early adoption is permitted.  The Company has determined that the adoption of this guidance had no impact on its consolidated financial statements for the period ended September 30, 2019.

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

The following tables reconcile the elements of the Business Combination to the consolidated statement of cash flows for the nine months ended September 30, 2019.

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

The $340 million of gross proceeds from Bidco’s offering of Senior Secured Notes less $3.3 million of original issuance discount and $40 million through Bidco’s entry into a new ABL facility are shown separately in the consolidated statement of cash flow for the nine months ended September 30, 2019.

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

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type as of March 15, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Outstanding Shares of Common Stock issued and outstanding	105,232,933
Less: Founders Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for earnings per share computation (See Note 17)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income. The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income for the nine months ended September 30, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income for the nine months ended September 30, 2019 as more fully discussed in Note 16.

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Signor added $66.8 million and $15.4 million to our revenue and income before income taxes, respectively, for the nine months ended September 30, 2019.  For the three months ended September 30, 2019, Signor added $20.5 million and $6.0 million to our revenue and income before taxes, respectively.  For the period from September 7, 2018 to September 30, 2018, Signor contributed revenues of $5.7 million and loss before income taxes of $7.0 million, including the acquisition-related costs discussed below.

The following unaudited pro forma information presents consolidated financial information as if Signor had been acquired as of January 1, 2018:

Period	Revenue	Income before taxes
2018 pro forma from January 1, 2018 to September 30, 2018	$205,690	$30,658
2018 pro forma for the three months ended September 30, 2018	$77,284	$19,389

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

In connection with this acquisition, the Company incurred approximately $9.2 million of acquisition-related costs, which are recognized in selling, general, and administrative expenses in the accompanying unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2018.  2018 supplemental pro forma income before taxes was adjusted to include these acquisition-related costs incurred in connection with the Signor acquisition.

Superior Acquisition

On June 19, 2019, Target Logistics Management LLC (“TLM”), entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties, pursuant to which TLM acquired substantially all of the assets in connection with three workforce communities in the Delaware Basin of West Texas, including temporary housing facilities and underlying real estate (the “Communities”). Pursuant to the Superior Purchase Agreement, TLM acquired the Communities for a purchase price of $30.0 million in cash, which represents the acquisition date fair value of consideration transferred. The purchase price was funded by drawing on the New ABL Facility discussed in Note 9.  The Superior Purchase Agreement provided for a simultaneous signing and closing on June 19, 2019.  This acquisition further expands the Company’s presence in the Permian Basin.  Immediately prior to the acquisition of the Communities, TLM provided management and catering services to the Superior Sellers at two of the Communities.  At the time of the acquisition, all three Communities were fully operational and provided vertically integrated comprehensive hospitality

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

services consistent with Target’s business.  Certain affiliates of the Superior Sellers will continue to lease 140 beds in the Communities for the next year.

The following table summarizes the preliminary allocation of the total purchase price to the net assets acquired and liabilities assumed at the date of acquisition by TLM at estimated fair value.  These amounts are provisional, pending the completion of the valuation and related analysis:

Property and equipment	$18,342
Customer relationships	4,800
Goodwill	6,858
Total assets acquired	$30,000

The above provisional amounts reflected are subject to further adjustment, which may affect the fair values ascribed to goodwill, customer relationships, and property and equipment.  The Company expects its analysis to be complete by the close of the fourth quarter.

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

The following unaudited pro forma information presents consolidated financial information as if Superior had been acquired as of January 1, 2018:

Period	Revenue	Income before taxes
2019 pro forma from January 1, 2019 to September 30, 2019	$249,732	$14,606
2018 pro forma from January 1, 2018 to September 30, 2018	$152,885	$5,997
2018 pro forma for the three months ended September 30, 2018	$64,051	$3,477

Superior added $4.0 million and $2.1 million to our revenue and income before income taxes, respectively, for the period from June 19, 2019 to September 30, 2019.  For the three months ended September 30, 2019, Superior added $3.6 million and $1.9 million to our revenue and income before income taxes, respectively.

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

In connection with this acquisition, the Company incurred approximately $0.4 million of acquisition-related costs, which are recognized in selling, general, and administrative expenses in the accompanying unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2019.  2019 supplemental pro-forma income before taxes was adjusted to exclude these acquisition-related costs.  2018 supplemental pro-forma income before income taxes was adjusted to include these charges.

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

ProPetro

On July 1, 2019, the Company purchased a 168-room community from ProPetro Services, Inc. (“ProPetro”) for an aggregate purchase price of $5.0 million in cash, which represents the acquisition date fair value of consideration transferred.  The purchase price was funded by cash on hand as of the acquisition date.   The acquisition was accounted for as an asset acquisition.    The Company allocated the total purchase price to identifiable tangible assets based on their estimated relative fair values, which resulted in the entire purchase price being allocated to property and equipment.

4. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	September 30,	December 31,
	2019	2018
Specialty rental assets	$518,622	$432,158
Construction-in-process	23,472	18,356
Less: accumulated depreciation	(188,038)	(156,955)
Specialty rental assets, net	$354,056	$293,559

Depreciation expense related to Specialty rental assets was $31.1  million and $23.2  million for the nine months ended September 30, 2019 and 2018, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income.  For the three months ended September 30, 2019 and 2018, depreciation of specialty rental assets was $11.2 million and $9.8 million, respectively.

5. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	September 30,	December 31,
	2019	2018
Land	$17,134	$16,245
Buildings and leasehold improvements	978	908
Machinery and office equipment	1,175	1,083
Software and other	1,803	1,667
	21,090	19,903
Less: accumulated depreciation	(2,025)	(1,021)
Total other property, plant and equipment, net	$19,065	$18,882

Depreciation expense related to other property, plant and equipment was approximately $0.9 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended September 30, 2019 and 2018, depreciation

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

related to other property, plant and equipment was $0.3 million and $0.6 million, respectively.  The September 30, 2019 and December 31, 2018 land amounts in the table above includes approximately $7.6 million of land acquired as part of the Signor acquisition discussed in Note 3, which is currently not being used in the operations of the business. In November of 2019, management auctioned the majority of the land parcels and related assets as more fully discussed in Note 22; however, the land is not currently classified as held for sale as of September 30, 2019.

6. Goodwill and Other Intangible Assets, net

As discussed in Note 3, the financial statements reflect Bidco’s acquisition of Signor in September 2018 and TLM’s acquisition of Superior in June 2019, resulting in the recognition of goodwill. In connection with the Signor and Superior transactions, all goodwill was attributable to the Permian Basin business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2018	$8,065
Acquisition of Signor	26,115
Balance at December 31, 2018	34,180
Acquisition of Superior	6,858
Balance at September 30, 2019	$41,038

As mentioned in Note 3, the goodwill amount associated with the Superior acquisition included in the table above as of September 30, 2019 is provisional and subject to change.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	September 30, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	8.1	$132,720	$(27,676)	$105,044
Non-compete Agreements	—	11,400	(11,400)	—
Total		144,120	(39,076)	105,044
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$160,520	$(39,076)	$121,444

As mentioned in Note 3, the customer relationship intangible amounts associated with the Superior acquisition included in the table above as of September 30, 2019 are provisional and subject to change.

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

The aggregate amortization expense for intangible assets subject to amortization was $10.7 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.  The aggregate amortization expense for intangible assets subject to amortization was $3.7 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

The estimated aggregate amortization expense as of September 30, 2019 for each of the next five years and thereafter is as follows:

Rest of 2019	$3,667
2020	14,656
2021	14,656
2022	13,302
2023	12,881
Thereafter	45,882
Total	$105,044

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	September 30,	December 31,
	2019	2018
Accrued expenses	$1,880	$9,104
Employee accrued compensation expense	6,905	5,774
Other accrued liabilities	11,799	4,844
Accrued interest on debt	1,650	244
Accrued interest due affiliates	—	3,334
Total accrued liabilities	$22,234	$23,300

8. Notes Due from Affiliates

The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Refer to Note 9 for interest income recognized for the three and nine months ended September 30, 2019 and 2018, respectively.

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$3,014	$14,533

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The Notes are unconditionally guaranteed by Topaz and each of Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note Guarantors are either borrowers or guarantors under the New ABL Facility. To the extent lenders under the New ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment  LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the New ABL Facility (as defined below).

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $3.0 million is presented on the face of the consolidated balance sheet as of September 30, 2019 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of September 30, 2019 consisted of $0.4 million of capital leases and $0.1 million of other financing obligations.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	September 30,	December 31,
	2019	2018
Capital lease and other financing obligations	$490	$2,460
ABL facilities	70,000	20,550
9.50% Senior Secured Notes due 2024, face amount	340,000	—
Less: unamortized original issue discount	(3,014)	—
Less: unamortized term loan deferred financing costs	(14,533)	—
Total debt, net	392,943	23,010
Less: current maturities	(374)	(2,446)
Total long-term debt	$392,569	$20,564

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income for the periods indicated below consist of the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest income on Notes Due from Affiliates (Note 8)	$-	$(1,300)	$-	$(3,600)
Interest expense incurred on Notes Due to Affiliates (Note 10)	-	5,908	1,955	16,622
Interest expense incurred on ABL facilities and Notes	9,063	800	19,594	2,001
Amortization of deferred financing costs on Notes	657	-	1,385	-
Amortization of deferred financing costs on New ABL facility	212	-	472	-
Amortization of deferred financing costs on Algeco ABL facility	100	-	363	-
Amortization of original issue discount on Notes	140	-	287	-
Interest expense, net	$10,172	$5,408	$24,056	$15,023

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Combination, which are included in the carrying value of the Notes as of September 30, 2019. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of September 30, 2019.  Accumulated amortization expense related to the deferred financing costs was approximately $1.4 million and $0 as of September 30, 2019 and December 31, 2018.  Accumulated amortization of the original issue discount was approximately $0.3 million and $0 as of September 30, 2019 and December 31, 2018.

The Company also incurred deferred financing costs associated with the New ABL Facility as a result of the Business Combination in the amount of approximately $4.1 million, which are capitalized and presented on the unaudited consolidated balance sheet as of September 30, 2019 within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

The New ABL Facility was considered a modification of the Algeco ABL facility for accounting purposes. Certain of the lenders under the Algeco ABL facility are also lenders under the New ABL Facility. As the borrowing capacity of each of the continuing lenders in the New ABL Facility is greater than the borrowing capacity of the Algeco ABL facility, the unamortized deferred financing costs at the time of the modification of approximately $1.8 million associated with the continuing lenders of the Algeco ABL facility was deferred and is being amortized over the remaining term of the New ABL Facility. Any unamortized deferred financing costs from the Algeco ABL facility that pertain to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the modification date. The Company recognized a charge of $0.9 million in loss on extinguishment of debt related to the write-off of deferred financing costs pertaining to non-continuing lenders for the nine months ended September 30, 2019.

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL facility and New ABL Facility was approximately $0.8 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and nine months ended September 30, 2019 and 2018, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of September 30, 2019 consists of the following:

Rest of 2019	$374
2020	—
2021	116
2022	—
2023	70,000
Thereafter	340,000
Total	$410,490

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

10. Notes Due to Affiliates

The Company records interest expense on notes due to affiliates based on the stated interest rate in the loan agreement. Refer to Note 9 for interest expense incurred for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Notes due to affiliates as of the dates indicated below consist of the following:

	Interest	Date of	September 30,	December 31,
Affiliate Lender	Rate	Maturity	2019	2018
Arrow Holdings S.a.r.l.	LIBOR + 4%	September 2023	$—	$108,047

11. Income Taxes

Income tax expense was $5.6 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, income tax expense was $3.3 million and $1.7 million, respectively.  The effective tax rate for the three months ended September 30, 2019 and 2018, was 25.59% and 66.40%, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018, was 47.41% and 70.50%, respectively. The fluctuation in the rate for the nine months ended September 30, 2019 and 2018 results primarily from the relationship of year-to-date income for the nine months ended September 30, 2019 and 2018 and the discrete treatment of the Transaction bonus amounts and Transaction costs discussed in Note 2 as well as the restructuring costs in 2018.  Excluding the impact of the aforementioned items treated discretely, the effective tax rate for the nine months ended September 30, 2019 and 2018 is 24.41% and 24.90%, respectively.

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

12. Fair Value of Financial Instruments

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

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	September 30, 2019		December 31, 2018
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 9) - Level 2	$(70,000)	$(70,000)	$(20,550)	$(20,550)
Senior Secured Notes (See Note 9) - Level 1	$(322,453)	$(340,544)	$—	$—
Notes due from affiliates (See Note 8) - Level 2	$—	$—	$638	$638
Notes due to affiliates (See Note 10) - Level 2	$—	$—	$(108,047)	$(108,047)

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018.

13. Business Restructuring

The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $0.2 million and $7.8 million during the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, $0 and $0.4 million were incurred, respectively.  The following is a summary of the activity in our restructuring accruals:

	September 30,
	2019	2018
Balance at January 1	$1,462	$2,395
Charges during the period	168	7,829
Cash payments during the period	(1,630)	(8,389)
Balance at September 30	$—	$1,835

The restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of September 30, 2019.

These restructuring costs pertain to corporate locations and do not impact the segments discussed in Note 21.

14. Involuntary Conversion

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. Specialty rental assets were written-down by $1.8 million as of December 31, 2017 related to the damaged portion of the property. During the

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

nine months ended September 30, 2018, approximately $3.5 million in insurance proceeds were received. For the nine months ended September 30, 2018, the Company recognized a gain on involuntary conversion associated with this event in the amount of approximately $1.7 million which is recognized within other expense (income), net in the accompanying consolidated statement of comprehensive income.

15. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

16. Related Parties

Loans to officers were provided as retention payments and were earned and forgiven over a four-year period and charged to compensation expense on a straight-line basis as amounts were forgiven. The amounts due as of December 31, 2018 are included in the Notes due from officers in the consolidated balance sheets. No amounts were due as of September 30, 2019 as the remaining amounts due were forgiven on March 15, 2019 as part of the consummation of the Business Combination.  Compensation expense recognized for the nine months ended September 30, 2019 and 2018, totaled $1.6 million and $0.7 million, respectively, and are included in selling, general and administrative expense in the consolidated statement of comprehensive income. Approximately $1.4 million of the $1.6 million recognized as compensation expense during the nine months ended September 30, 2019 represent the loan forgiveness previously discussed.

Prior to the Business Combination, Target Parent was a co-borrower and co-guarantor of the obligations of the other borrowers under the Algeco ABL facility discussed in Note 9. The other borrowers and guarantors were affiliates of TDR. As a result of the Business Combination, the amounts owed on the historical ABL facility were paid off and Target Parent was released from its obligation under that agreement. The total amount outstanding under the historical ABL facility at December 31, 2018 was $151.9 million, which included the $20.6 million reported on the balance sheet as of December 31, 2018.

Target Parent had amounts due from affiliates in the amount of $0 and $0.6 million as of September 30, 2019 and December 31, 2018, respectively. The $0.6 million note due from affiliate as of December 31, 2018 represents financing costs and bonus amounts paid by Target Parent on behalf of an affiliate during the fourth quarter of 2018. This amount was collected during the first quarter of 2019.

On September 6, 2018, Signor Parent entered into a related party note with Arrow Seller for $108 million which was paid off as part of the Business Combination and is discussed in Note 10.

Target Parent leased modular buildings from an ASG affiliate to serve one of its customers. The rent expense related to the leasing of the modular buildings amounted to $0 and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. Rent expense under this arrangement for the three months ended September 30, 2019 and 2018, was $0 and $0.1 million, respectively.  In August 2018, Target Parent purchased these leased buildings for $1.6 million.

During the nine months ended September 30, 2019 and 2018, respectively, the Company incurred $0.6 million and $0.6 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying unaudited consolidated statements of comprehensive income.  For the three months ended September 30, 2019 and 2018, respectively, $0.2 million in commissions were incurred.  At September 30, 2019 and December 31, 2018, respectively, the Company accrued $0.2 million for these commissions.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement runs through December 31, 2019. The Company and Algeco Global are each majority owned by TDR Capital.  This reimbursement for the nine months ended September 30, 2019 amounts to approximately $0.9 million and is included in the other expense (income), net line within the consolidated statement of comprehensive income while $0.6 million is recorded as a related party receivable on the consolidated balance sheet as of September 30, 2019.  For the three months ended September 30, 2019, $0.3 million of reimbursement income is included in the other expense (income), net line within the consolidated statement of comprehensive income.

17. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Net income was recorded for the three and nine months ended September 30, 2019 and 2018.  The following table presents basic and diluted EPS for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Numerator
Net income attributable to Common Stockholders	$9,569	$849	$6,170	$1,079

Denominator
Weighted average shares outstanding - basic and diluted	100,102,641	38,495,023	93,378,332	30,002,811

Net income per share - basic and diluted	$0.10	$0.02	$0.07	$0.04

As discussed in Note 2, 5,015,898 shares of the 8,050,000 shares of Common Stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the EPS calculations.

Warrants representing 16,166,650 shares of the Company’s Common Stock for the three and nine months ended September 30, 2019 were excluded from the computation of EPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 19, RSUs and stock options were outstanding for the three and nine months ended September 30, 2019, respectively.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

As discussed in Note 18, the Company repurchased shares of its outstanding Common Stock.  These shares of treasury stock have been excluded from the computation of EPS.

18. Stockholders’ Equity

Common Stock

As of September 30, 2019, Target Hospitality had 104,417,230 shares of Common Stock, par value $0.0001 per share issued and outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 2.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2019, no preferred shares were issued and outstanding.

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

As of September 30, 2019, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Common Stock in Treasury

On August 15, 2019, the Company's board of directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of Common Stock from August 30, 2019 to August 15, 2020. During the three and nine months ended September 30, 2019, the Company repurchased 828,600 shares of Common Stock for an aggregated price of approximately $5.6 million. As of September 30, 2019, the 2019 Plan had a remaining capacity of approximately  $69.4 million.

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

Restricted Stock Units

On May 21, 2019, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers, other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 212,621.  These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on May 21, 2020, 2021, 2022, and 2023.  On September 3, 2019, our recently appointed Chief Financial Officer received a grant of 81,434 RSUs, which vest on March 15, 2020 and 48,860 RSUs, which vest on each of the first four anniversaries of the grant date, respectively.  The number of RSUs granted to non-executive directors of the board amounted to 81,967 and were also granted on May 21, 2019. The RSU awards granted to non-executive directors of the board vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.

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

During the nine months ended September 30, 2019, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2018	—	$—
Granted	454,882	9.49
Vested and released	(20,771)	10.83
Forfeited	(17,314)	10.83
Balance at September 30, 2019	416,797	$9.36

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2019 was approximately $0.6 million and $0.7 million, respectively, with an associated tax benefit of less than $0.2 million.  At September 30, 2019, unrecognized compensation expense related to RSUs totaled $2.8 million and is expected to be recognized over a remaining term of approximately 2.97 years.

Stock Option Awards

On May 21, 2019, the Compensation Committee granted 482,792 time-based stock option awards to certain employees. On September 3, 2019 the Compensation Committee made an additional grant of 171,429 time-based stock options to our newly appointed Chief Financial Officer.  Each option represents the right upon vesting, to buy one share of the Company’s common stock, par value $0.0001 per share, for $6.14 to $10.83 per share. The stock options vest in four equal installments on each of the first four anniversaries of the grant date and expire ten years from the grant date.

The following table presents the changes in stock options outstanding and related information for our employees during the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2018	-	$-	-	$-
Granted	654,221	9.60	-	-
Forfeited	(56,139)	10.83	-	-
Outstanding Options at September 30, 2019	598,082	$9.49	9.43	$-

18,712 stock options were exercisable at September 30, 2019 in connection with our former Chief Financial Officer’s separation of service.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2019 was approximately $0.1 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million.  At September 30, 2019, unrecognized compensation expense related to stock options totaled $1.5 million and is expected to be recognized over a remaining term of approximately 3.5 years.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Assumptions
Weighted average expected stock volatility	%	25.90
Expected dividend yield	%	0.00
Expected term (years)		6.25
Risk-free interest rate (range)%		1.38 - 2.26
Exercise price (range)		$6.14 - 10.83
Weighted-average grant date fair value		$2.92

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur.  56,139 stock options were forfeited during the three and nine months ended September 30, 2019 in connection with the separation of our former Chief Financial Officer.

20. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and / or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. We recognized expense of $0.7 million and $0.2 million related to matching contributions under our various defined contribution plans during the nine months ended September 30, 2019 and 2018, respectively.  For the three months ended September 30, 2019 and 2018, we recognized expense of $0.2 million and $0.1 million, respectively, related to these matching contributions.

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

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

The table below presents information about reported segments for the nine and three months ended September 30 (except for asset information for 2018 that is presented as of December 31):

2019

	The Permian Basin	The Bakken Basin	Government	All Other		Total
For the Nine Months Ended September 30, 2019
Revenue	$161,270	$16,530	$50,115	$17,068	(a)	$244,983
Adjusted gross profit	$98,529	$7,228	$36,985	$3,823		$146,565
Capital expenditures	$71,612	$187	$244	$2,747
Total Assets	$309,749	$60,526	$37,648	$6,236		$414,159

For the Three Months Ended September 30, 2019
Revenue	$56,524	$6,019	$16,830	$2,270		$81,643
Adjusted gross profit	$33,285	$2,895	$12,817	$781		$49,778
Capital expenditures	$26,745	$110	$168	$—
Total Assets	$309,749	$60,526	$37,648	$6,236		$414,159

2018

	The Permian Basin	The Bakken Basin	Government	All Other		Total
For the Nine Months Ended September 30, 2018
Revenue	$70,510	$20,031	$50,019	$3,888	(a)	$144,448
Adjusted gross profit	$43,522	$8,046	$35,274	$537		$87,379
Capital expenditures	$55,468	$6,188	$4,997	$847
Total Assets (as of December 31, 2018)	$234,368	$64,770	$43,994	$3,489		$346,621

For the Three Months Ended September 30, 2018
Revenue	$34,278	$7,400	$16,864	$1,784	(a)	$60,326
Adjusted gross profit	$20,430	$3,343	$11,977	$389		$36,139
Capital expenditures	$13,923	$3,028	$4,535	$577
Total Assets (as of December 31, 2018)	$234,368	$64,770	$43,994	$3,489		$346,621

(a)Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(Amounts in Thousands, Unless Stated Otherwise)

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total reportable segment adjusted gross profit	$48,997	$35,750	$142,742	$86,842
Other adjusted gross profit	781	389	3,823	537
Depreciation and amortization	(15,243)	(11,241)	(42,683)	(27,038)
Selling, general, and administrative expenses	(11,141)	(16,964)	(66,817)	(35,144)
Restructuring costs	—	(415)	(168)	(7,829)
Other (income) expense, net	(440)	420	(279)	1,385
Currency (gains) losses, net	77	(4)	77	(72)
Loss on extinguishment of debt	—	—	(907)	—
Interest expense, net	(10,172)	(5,408)	(24,056)	(15,023)
Consolidated income before income taxes	$12,859	$2,527	$11,732	$3,658

A reconciliation of total segment assets to total consolidated assets as of September 30, 2019 and December 31, 2018, is as follows:

	September 30, 2019	December 31, 2018
Total reportable segment assets	$407,923	$343,132
Other assets	6,236	3,489
Restricted cash	167	257
Other unallocated amounts	193,417	218,154
Total Assets	$607,743	$565,032

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	September 30, 2019	December 31, 2018
Total current assets	$55,979	$74,986
Other intangible assets, net	121,444	127,383
Deferred tax asset	8,010	12,420
Deferred financing costs revolver, net	5,006	2,865
Notes due from officers	—	500
Other non current assets	2,978	—
Total other unallocated amounts of assets	$193,417	$218,154

22. Subsequent Events

In November of 2019, the Company auctioned several non-strategic land parcels and other related assets (the “properties”) not used in the operations of the business for estimated net sale proceeds of approximately $1.2 million.  The sale is expected to close in the fourth quarter of 2019 and expected to result in a pre-tax loss on the disposal of property, plant, and equipment of approximately $6.9 million in the fourth quarter of 2019.    These properties had a carrying value of approximately $8.1 million as of September 30, 2019 and are primarily located in the Permian Basin business segment and reporting unit.    As of September 30, 2019, these assets were not considered held for sale given uncertainty around our ability to sell such assets. Further, based on facts and circumstances as of September 30, 2019, there were no indicators the carrying value of these assets was not fully recoverable.

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

•                   risks related to Bidco’s obligations under the Notes;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TARGET HOSPITALITY CORP. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Target Hospitality Corp. This discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. References to “we,” “us,” “our,” or “the Company” refer to Target Hospitality Corp. and its consolidated subsidiaries at and after March 15, 2019 and to Platinum Eagle Acquisition Corp., our legal predecessor, for all periods prior to March 15, 2019. For purposes of this section, references to “we,” “us,” “the Companies,” “Algeco US Holdings LLC,” or “Target Parent” refers to Algeco US Holdings LLC and its consolidated subsidiaries for periods from and after December 22, 2017 through September 30, 2019 and Target Logistics Management, LLC and its consolidated subsidiaries for periods prior to December 21, 2017.

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated suppliers of hospitality solutions in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce lodge management, and laundry service. As of September 30, 2019, our network includes 25 locations to better serve our customers across the US.

For the three months ended September 30, 2019, key drivers of financial performance include:

•

Increased revenue of $21.3 million or 35% compared to the same period in 2018 driven by organic growth and the acquisition of Signor in September 2018 as well as the other acquisitions discussed in Note 3 in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

•	Increased revenue in the Permian Basin segment which represent 69.2% of revenues for the three months ended September 30, 2019 by $22.2 million or 65% as compared to the same period in 2018 through:
o	The acquisition of Signor which directly contributed to an increase of 4,388 available beds for the Permian Basin Segment as well as the other acquisitions mentioned above.
•

Generated net income of approximately $9.5 million for the three months ended September 30, 2019 as compared to net income of $0.8 million for the three months ended September 30, 2018, which is primarily attributable to growth of the business, especially in the Permian Basin from the Signor and other acquisitions previously discussed, as well as savings in selling, general, and administrative expenses resulting primarily from a net reduction in acquisition-related expenses incurred in 2018, offset by an increase in interest expense due to the new Senior Notes and New ABL.

•

Generated consolidated Adjusted EBITDA of $40.6 million representing an increase of $9.3 million or 23% as compared to the same period in 2018, which includes the impact of the acquisition of Signor, Superior and ProPetro as well as organic growth.

In addition to the above, we also increased cash flows from operations by $28.3 million or 178% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to oil and gas customers operating in the Permian and Bakken regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on exploration for, development, production and transportation of oil and natural gas and government immigration housing programs. The Permian has experienced elevated drilling activity as a result of improved technologies that have driven down the cost of production, although a deceleration was experienced in the third quarter. Technological improvements in recent years to identify and extract hydrocarbons, as well as extensive oil and gas reserves in the Permian support sustained activity in the Permian for the foreseeable future.

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

How We Evaluate Our Operations

We derive the majority of our revenue from specialty rental lodging accommodations and vertically integrated hospitality services. Approximately 75.6% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 24.4% of revenues were earned through leasing of lodging facilities (17.5%) and Construction fee income (6.9%) for the nine months ended September 30, 2019. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

The Company also originated a contract on March 1, 2019 with a customer to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the construction of an accommodation facility in the Permian Basin.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.  The construction phase of this contract was completed in August 2019.

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

Segments

We have identified three reportable business segments: Government, the Permian Basin, and the Bakken Basin:

Permian Basin

The Permian Basin segment reflects our facilities and operations in the Permian Basin region and includes our 19 communities located across Texas and New Mexico.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Algeco US Holdings LLC Restructuring

On November 28, 2017, as part of the restructuring amongst entities under common control of TDR and ASG, ASG conducted a carve-out transaction of Target and Chard net assets from Williams Scotsman International Inc. (“WSII”) and Chard became a wholly-owned subsidiary of Target. Effective December 22, 2017, Target Parent acquired Target and Chard. Due to the acquisition of Target by Target Parent being a common control transaction, the prior period financial statements have been retrospectively adjusted to reflect the transaction as if it occurred at the beginning of the period presented. Because Target was owned by ASG prior to Target Parent’ formation, the historical operations of Target are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the consolidated results of Target and Target Parent following the Restructuring on November 28, 2017; (ii) Target Parents’ equity structure since the date of its formation until the Business Combination on March 15, 2019. Due to the Restructuring previously discussed, there are approximately $0.4 million and $17.3 million of additional expenses related to the activity of Target Parent included in the unaudited consolidated statements of comprehensive income for the nine months ended September 30, 2019 and 2018, respectively.  There are approximately $0 and $2.3 million of additional expenses related to this activity included in the unaudited consolidated statements of comprehensive income for the three months ended September 30, 2019 and 2018, respectively.  Approximately $0.2 million and $7.8 million are reported in restructuring costs for the nine months ended September 30, 2019 and 2018, respectively, while $0 and $0.4 million are reported in restructuring costs for the three months ended September 2019 and 2018, respectively.  Approximately $0.2 million and $9.1 million of these expenses are reported in selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively, while $0 and $1.5 million are included in selling, general and administrative expenses within the statement of comprehensive income for the three months ended September 30, 2019 and 2018, respectively.  Approximately, $0 and $0.4 million of these expenses are reported in other expense (income), net for the three and nine months ended September 30, 2019 and 2018, respectively.

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

On July 1, 2019, TLM purchased a 168-room community from ProPetro Services, Inc.  On July 1, 2019, in connection with the purchase of this community, TLM and ProPetro entered into an amendment to its existing Network Lease and Services Agreement resulting in ProPetro leasing from the Company an additional 166 rooms per night for one year subject to three one-year extension options.  The ProPetro acquisition further expands the Company’s presence in the Permian Basin.

Business Combination Costs

We have incurred approximately $38.1 million in incremental costs related to the Business Combination that have been recognized as selling, general, and administrative expenses in the unaudited consolidated statement of comprehensive income for the nine months ended September 30, 2019. These costs include $8.0 million in transaction expenses relating to the consummation of the Business Combination. Additionally, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. Finally, as part of the Business Combination being consummated, we recorded $1.6 million of compensation expense for the full loan forgiveness of certain executive members of management which has been recognized as a non-cash expense within the consolidated financial statements.

Public Company Costs

As part of becoming a public company, we also expect to incur additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common shareholders, registrar and transfer agent fees, national stock exchange fees, legal fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.  For the three and nine months ended September 30, 2019, excluding additional personnel costs, we incurred approximately $1.2 million and $2.7 million of public company costs, respectively.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended September 30, 2019 and 2018

	For the Three Months Ended		Amount of	Percentage Change
	September 30,		Increase	Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Services income	$64,189	$47,210	$16,979	36%
Specialty rental income	14,230	10,383	3,847	37%
Construction fee income	3,224	2,733	491	100%
Total revenue	81,643	60,326	21,317	35%
Costs:
Services	29,470	21,419	8,051	38%
Specialty rental	2,395	2,768	(373)	-13%
Depreciation of specialty rental assets	11,222	9,785	1,437	15%
Gross Profit	38,556	26,354	12,202	46%
Selling, general and administrative	11,141	16,964	(5,823)	-34%
Other depreciation and amortization	4,021	1,456	2,565	176%
Restructuring costs	—	415	(415)	-100%
Currency (gains) losses, net	(77)	4	(81)	-2025%
Other expense (income), net	440	(420)	860	-205%
Operating income	23,031	7,935	15,096	190%
Interest expense, net	10,172	5,408	4,764	88%
Income before income tax	12,859	2,527	10,332	409%
Income tax expense	3,290	1,678	1,612	96%
Net income	$9,569	$849	$8,720	1027%

Three  months ended September 30, 2019 compared to three months ended September 30, 2018

Total Revenue. Total revenue was $81.6 million for the three months ended September 30, 2019 and consisted of $64.1 million of services income, $14.2 million of specialty rental income, and $3.2 million of construction fee income. Total revenues for the three months ended September 30, 2018 was $60.3 million which consisted of $47.2 million of services income, $10.3 million of specialty rental income and $2.7 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.

The main driver of revenue was an increase in the activity in the Permian Basin which is attributable primarily to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Total available beds increased from 8,595 beds (85.6% utilization) in September 2018 to 12,485 beds (82.8% utilization) in September 2019. In addition, the Permian Basin Project was responsible for approximately $1.5 million in revenue for the three months ended September 30, 2019 while no revenues were contributed for the three months ended September 30, 2018.

Cost of services. Cost of services was $29.5 million for the three months September 30, 2019 as compared to $21.4 million for the three months ended September 30, 2018.

The increase in Services costs is primarily due to the increase in activity within the Permian Basin. The acquisition of Signor, which principally operates in the Permian Basin also drove the increase in costs. Additionally, costs increased as a result of the TCPL and another project.

Specialty rental costs. Specialty rental costs were $2.4 million for the three months ended September 30, 2019 as compared to $2.8 million for the three months ended September 30, 2018. The decrease in specialty rental costs is due to a reduction in lease costs.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $11.2 million for the three months ended September 30, 2019 as compared to $9.8 million for the three months ended September 30, 2018.

The increase in depreciation expense is mainly due to a $1.8 million contribution to depreciation related to the acquisition of the Signor assets in September 2018 with the remaining increase is attributable to assets placed into service.

Selling, general and administrative. Selling, general and administrative was $11.1 million for the three months ended September 30, 2019 as compared to $16.9 million for the three months ended September 30, 2018.

The decrease in selling, general and administrative expenses is primarily due to a $10.5 million decrease in transaction expenses associated with the Signor Acquisition and Business Combination and a $1.5 million decrease associated with Target Parent selling, general and administrative expenses incurred in 2018.  These decreases were offset by increases in selling, general and administrative expense of approximately $6.2 million for the three months ended September 30, 2019 primarily attributable to public company costs (including additional personnel costs), severance, sales commissions (due to growth in revenue), travel, rent, insurance, and other professional fees (including those associated with system implementation costs).

Other depreciation and amortization. Other depreciation and amortization expense was  $4.0 million for the three months ended September 30, 2019 as compared to $1.5 million for the three months ended September 30, 2018.

The increase in other depreciation and amortization expense is due primarily to the amortization of customer relationship intangible assets from the Signor and Superior acquisitions.

Restructuring costs. Restructuring costs were $0 for the three months ended September 30, 2019 as compared to $0.4 million, for the three months ended September 30, 2018 which is primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above.

Other expense (income), net. Other expense (income), net was $0.4 million for the three months ended September 30, 2019 as compared to ($0.4) million for the three months ended September 30, 2018.

This increase in other expense (income), net is primarily attributable to a gain on involuntary conversion recognized during the three months ended September 30, 2018 that did not recur during the three months ended September 30, 2019.

Interest expense, net. Interest expense, net was $10.2 million for the three months ended September 30, 2019 as compared to $5.4 million for the three months ended September 30, 2018.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes as compared to the affiliate debt that was outstanding in the prior year. Also, there was approximately $1.1 million of amortization of deferred financing costs and original issue discount related to the Algeco ABL facility, the New ABL Facility, and 2024 Senior Secured Notes issued in conjunction with the consummation of the Business Combination.

Income tax expense.  Income tax expense was $3.3 million for the three months ended September 30, 2019 as compared to $1.7 million for the three months ended September 30, 2018. The increase in income tax expense is primarily attributable to an increase in income before taxes as well as a decrease in discrete items (benefits) related to transaction expenses associated with the Signor Acquisition and Business Combination.

Consolidated Results of Operations for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	For the Nine Months Ended		Amount of	Percentage Change
	September 30,		Increase	Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Services income	$185,094	$100,385	$84,709	84%
Specialty rental income	43,103	41,330	1,773	4%
Construction fee income	16,786	2,733	14,053	100%
Total revenue	244,983	144,448	100,535	70%
Costs:
Services	91,215	49,273	41,942	85%
Specialty rental	7,203	7,796	(593)	-8%
Depreciation of specialty rental assets	31,083	23,180	7,903	34%
Gross Profit	115,482	64,199	51,283	80%
Selling, general and administrative	66,817	35,144	31,673	90%
Other depreciation and amortization	11,600	3,858	7,742	201%
Restructuring costs	168	7,829	(7,661)	-98%
Currency (gains) losses, net	(77)	72	(149)	-207%
Other expense (income), net	279	(1,385)	1,664	-120%
Operating income	36,695	18,681	18,014	96%
Loss on extinguishment of debt	907	—	907	100%
Interest expense, net	24,056	15,023	9,033	60%
Income before income tax	11,732	3,658	8,074	221%
Income tax expense	5,562	2,579	2,983	116%
Net income	$6,170	$1,079	$5,091	472%

Total Revenue. Total revenue was $245 million for the nine months ended September 30, 2019 as compared to $144.4 million for the nine months ended September 30, 2018 and consisted of $185.1 million of services income, $43.1 million of specialty rental income and $16.8 million of construction fee income. Total revenues for the nine months ended September 30, 2018 consisted of $100.4 million of services income, $41.3 million of specialty rental income and $2.8 million of construction fee income.

The main driver of revenue was an increase in activity in the Permian Basin which is primarily attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures. Total available beds increased from 7,313 beds (82.4% utilization) in September 2018 to 11,687 beds (85.3% utilization)  in September 2019. In addition, TCPL was responsible for approximately $14.6 million in revenue for the nine months ended September 30, 2019 while $2.7 million in revenue was contributed for the nine months ended September 30, 2018.

Cost of services. Cost of services was $91.2 million for the nine months ended September 30, 2019 as compared to $49.3 million for the nine months ended September 30, 2018.

The increase in Services costs is primarily due to an increase in activity within the Permian Basin. The acquisition of Signor, which principally operates in the Permian Basin also drove the increase in costs. Additionally, costs increased as a result of the TCPL and another project.

Specialty rental costs. Specialty rental costs were $7.2 million for the nine months ended September 30, 2019 as compared to $7.8  million for the nine months ended September 30, 2018. The decrease in specialty rental costs is due to a reduction in utility, lease and other variable costs.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $31.1 million for the nine months ended September 30, 2019 as compared to $23.2 million for the nine months ended September 30, 2018.

The increase in depreciation expense is mainly due to a $6.8 million contribution to depreciation related to the acquisition of the Signor assets in September 2018 with the remaining increase attributable to assets placed into service.

Selling, general and administrative. Selling, general and administrative was $66.8 million for the nine months ended September 30, 2019 as compared to $35.1 million for the nine months ended September 30, 2018.

The increase in selling, general and administrative expenses is primarily due to the $38.1 million of costs associated with the Business Combination recognized for the nine months ended September 30, 2019 as previously discussed as well as approximately $2.7 million of additional public company costs incurred during the nine months ended September 30, 2019 as previously discussed.  Additional increases include severance, sales commissions (due to growth in revenue), travel, rent, insurance and other professional fees (including those associated with system implementation costs).  These increases were offset by decreases in selling, general and administrative expenses primarily due to $11.5 million of transaction expenses incurred in 2018 related to the Signor Acquisition and Business Combination effort as well as $9.1 million of Target Parent selling, general and administrative expenses incurred in 2018.

Other depreciation and amortization. Other depreciation and amortization expense were $11.6 million for the nine months ended September 30, 2019 as compared to $3.9 million for the nine months ended September 30, 2018.

The increase in other depreciation and amortization expense is due to the amortization of customer relationship intangible assets from the Signor acquisition of approximately $8.0 million for the nine months ended September 30, 2019.

Restructuring costs. Restructuring costs were $0.2 million for the nine months ended September 30, 2019 as compared to $7.8 million for the nine months ended September 30, 2018 primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above.

Other expense (income), net. Other expense (income), net was $0.3 million for the nine months ended September 30, 2019 as compared to ($1.4) million for the nine months ended September 30, 2018.

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. During the nine months ended September 30, 2018, approximately $3.5 million in insurance proceeds were received and a $1.8 million gain on involuntary conversion associated with this event was recognized.

Loss on extinguishment of debt.  Loss on extinguishment of debt of $0.9 million and $0 for nine months ended September 30, 2019 and 2018, respectively, related to the write-off of deferred financing costs pertaining to non-continuing lenders associated with the modification of our ABL facility on March 15, 2019.

Interest expense, net. Interest expense, net was $24.1 million for the nine months ended September 30, 2019 as compared to interest expense, net of $15.0 million for the nine months ended September 30, 2018.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes as compared the affiliate debt that was outstanding. Also, there was approximately $2.6 million of amortization of deferred financing costs and original issue discount related to the Algeco ABL facility, the New ABL Facility, and 2024 Senior Secured Notes issued in conjunction with the consummation of the Business Combination.

Income tax expense.  Income tax expense was $5.6 million for the nine months ended September 30, 2019 as compared to $2.6 million for the nine months ended September 30, 2018. The increase in income tax expense is primarily attributable to an increase in income before taxes as well as a decrease in discrete items (benefits) related to transaction expenses associated with the Signor Acquisition and Business Combination.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended September 30, 2019 and 2018.

				Percentage
	For the Three Months Ended September 30,		Amount of Increase	Change Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Government	$16,830	$16,864	$(34)	—
Permian Basin	56,524	34,278	22,246	65%
Bakken Basin	6,019	7,400	(1,381)	-19%
All Other	2,270	1,784	486	27%
Total Revenues	$81,643	$60,326	$21,317	35%

Adjusted Gross Profit
Government	$12,817	$11,977	$840	7%
Permian Basin	33,285	20,430	12,855	63%
Bakken Basin	2,895	3,343	(448)	-13%
All Other	781	389	392	101%
Total Adjusted Gross Profit	$49,778	$36,139	$13,639	38%

Average Daily Rate
Government	$74.5	$74.7	$(0.2)
Permian Basin	$84.2	$87.9	$(3.7)
Bakken Basin	$77.4	$79.1	$(1.7)
Total Average Daily Rate	$80.8	$82.7	$(1.9)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $16.8 million for the three months ended September 30, 2019 as compared to $16.9 million for the three months ended September 30, 2018.

Adjusted gross profit for the Government segment was $12.8 million for the three months ended September 30, 2019 as compared to $12.0 million for the three months ended September 30, 2018.

The increase in adjusted gross profit of $0.9 million is due to decreased occupancy which decreased costs in 2019 as revenue stayed flat for the three months ended September 30, 2019, compared to the same period in 2018.

Permian Basin

Revenue for the Permian Basin segment was $56.5 million for the three months ended September 30, 2019, as compared to $34.3 million for the three months ended September 30, 2018.

Adjusted gross profit for the Permian Basin segment was $33.3 million for the three months ended September 30, 2019, as compared to $20.4 million for the three months ended September 30, 2018.

The increase in revenue of $22.2 million and increase in adjusted gross profit of $12.9 million is attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures and the Superior and ProPetro acquisitions in 2019.

Bakken Basin

Revenue for the Bakken Basin segment was $6.0 million for the three months ended September 30, 2019, as compared to $7.4 million for the three months ended September 30, 2018.

Adjusted gross profit for the Bakken Basin segment was $2.9 million for the three months ended September 30, 2019, as compared to $3.3 million for the three months ended September 30, 2018.

The decrease in revenue of $1.4 million and decrease in adjusted gross profit of $0.4 million was driven by the decrease in ADR from $79.1 as of September 30, 2018 to $77.4 as of September 30, 2019 in conjunction with the decrease in the utilized bed nights.

The following table sets forth our selected results of operations for each of our reportable segments for the nine months ended September 30, 2019 and 2018.

				Percentage
	For the Nine Months Ended September 30,		Amount of Increase	Change Favorable
	2019	2018	(Decrease)	(Unfavorable)
Revenue:
Government	$50,115	$50,019	$96	—
Permian Basin	161,270	70,510	90,760	129%
Bakken Basin	16,530	20,031	(3,501)	-17%
All Other	17,068	3,888	13,180	339%
Total Revenues	$244,983	$144,448	$100,535	70%

Adjusted Gross Profit
Government	$36,985	$35,274	$1,711	5%
Permian Basin	98,529	43,522	55,007	126%
Bakken Basin	7,228	8,046	(818)	-10%
All Other	3,823	537	3,286	612%
Total Adjusted Gross Profit	$146,565	$87,379	$59,186	68%

Average Daily Rate
Government	$74.6	$74.8	$(0.2)
Permian Basin	$85.0	$89.4	$(4.4)
Bakken Basin	$77.4	$79.1	$(1.7)
Total Average Daily Rate	$81.3	$82.5	$(1.2)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was  $50.1 million for the nine months ended September 30, 2019 as compared to $50.0 million for the nine months ended September 30, 2018.

Adjusted gross profit for the Government segment was $37.0 million for the nine months ended September 30, 2019 as compared to $35.3 million for the nine months ended September 30, 2018.

The increase in adjusted gross profit of $1.7 million is due to a decrease in occupancy which decreased costs in 2019 as revenue stayed relatively flat for the three and nine months ended September 30, 2019, compared to the same period in 2018.

Permian Basin

Revenue for the Permian Basin segment was $161.3 million for the nine months ended September 30, 2019, as compared to $70.5 million for the nine months ended September 30, 2018.

Adjusted gross profit for the Permian Basin segment was $98.5 million for the nine months ended September 30, 2019, as compared to $43.5 million for the nine months ended September 30, 2018.

The increase in revenue of $90.8 million and increase in adjusted gross profit of $55.0 million is attributable to the acquisition of Signor which took place in September 2018 as well as organic growth through capital expenditures and the Superior and ProPetro acquisitions in 2019.

Bakken Basin

Revenue for the Bakken Basin segment was $16.5 million for the nine months ended September 30, 2019, as compared to $20.0 million for the nine months ended September 30, 2018.

Adjusted gross profit for the Bakken Basin segment was $7.2 million for the nine months ended September 30, 2019, as compared to $8.0 million for the nine months ended September 30, 2018.

The decrease in revenue of $3.5 million and decrease in adjusted gross profit of $0.8 million was driven by the decrease in ADR from $79.1 as of September 30, 2018 to $77.4 as of September 30, 2019 in conjunction with the decrease in the utilized bed nights.

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

Capital Requirements

During the nine months ended September 30, 2019, we incurred $74.8 million in capital expenditures, excluding the acquisition of Superior. Our total annual 2019 capital budget includes growth projects to increase community capacity. However, the amount and timing of these 2019 capital expenditures is largely discretionary and within our control. We could choose to defer or increase a portion of these planned 2019 capital expenditures depending on a variety of factors, including, but not limited to, additional contracts awarded above and beyond our projections. As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Nine Months Ended
	September 30,
	2019	2018

Net cash provided by operating activities	$44,229	$15,920
Net cash used in investing activities	(103,132)	(262,172)
Net cash provided by financing activities	50,327	246,561
Effect of exchange rate changes on cash and cash equivalents	(79)	(30)
Net (decrease) increase in cash and cash equivalents	$(8,655)	$279

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Cash flows provided by operating activities. Net cash provided by operating activities was $44.3 million for the nine months ended September 30, 2019  compared to $15.9 million for the nine months ended September 30, 2018.

The increase in cash flows from operations is due to growth in the business resulting from the acquisition of Signor, Superior and ProPetro as well as organic growth.  This increase in cash flows from operations was partially offset by $28.5 million of transaction bonus amounts paid in connection with the Business Combination in March of 2019 as well as an increase in cash paid for interest (primarily attributable to the new Senior Notes) of approximately $16.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cash flows used in investing activities. Net cash used in investing activities was $103.1 million for the nine months ended September 30, 2019 compared to $262.2 million for the nine months ended September 30, 2018. This decrease was primarily related to the acquisition of Signor in September 2018.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $50.3 million for the nine months ended September 30, 2019 compared to $246.5 million for the nine months ended September 30, 2018. The decrease in cash from financing activities primarily reflects the decrease in cash received from affiliates in the amount of $223.3 million associated with the acquisition of Signor in 2018.  This decrease is offset through increased borrowings on the New ABL Facility in 2019 as compared to 2018 of $40 million as well as net proceeds received in 2019 from the Business Combination.

Indebtedness

Capital lease and other financing obligations

Our capital lease and financing obligations at September 30, 2019 consisted of $0.4 million of capital leases and $0.1 million of other financing obligations.

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

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. Our largest customers for the nine months ended September 30, 2019, were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 20.6% and 12.6% of revenues. The largest customers accounted for 9.4% and 13.9% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of September 30, 2019.

Our largest customers for the nine months ended September 30, 2018 were CoreCivic of Tennessee LLC, Anadarko Petroleum Corporation and Halliburton Energy Services who accounted for 35.4%, 10.2% and 9.7% of revenues. The largest customers accounted for 15.3%, 5.7% and 14.5% of accounts receivable while another customer accounted for 14.2% of accounts receivable respectively as of September 30, 2018.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. For the nine months ended September 30, 2019, our major supplier was Palomar Modular Buildings representing 12.9%, of goods purchased, respectively.  For the nine months ended September 30, 2018, our major suppliers were Palomar Modular Buildings, LLC representing 12.8% of goods purchased, respectively.

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of September 30, 2019:

Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	2024 and beyond
Capital lease and other financing obligations	$490	$374	$116	$—	$—
Asset retirement obligations	3,274	—	3,274	—	—
Interest payments(1)	145,350	—	64,600	64,600	16,150
New ABL Facility	70,000	—	—	70,000	—
2024 Senior Secured Notes	340,000	—	—	—	340,000
Total	$559,114	$374	$67,990	$134,600	$356,150

(1)

Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $145.4 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $11.1 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.2 million and $0.5 million for the three months ended September 30, 2019, and 2018, respectively.

Future minimum lease payments at September 30, 2019 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2019	$984
2020	1,801
2021	1,435
2022	1,022
2023	729
Total	$5,971

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). For a discussion of the critical accounting policies and estimates that we use in the preparation of our unaudited consolidated financial statements, see “Target Parent and Signor Parent’s Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018 in our Current Report on Form 8-K filed on March 21, 2019. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. During the nine months ended September 30, 2019, the Company adopted a policy related to stock-based compensation. Refer to Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of this.  These estimates require significant judgments and assumptions. There have been no material changes during the nine months ended September 30, 2019 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Target Hospitality defines EBITDA as net income before interest expense and loss on extinguishment of debt, income tax expense (benefit), depreciation of specialty rental assets, and other depreciation and amortization.

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

•

Other expense (income), net: Other expense (income), net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary conversions and other immaterial non-cash charges.

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

•	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior and Signor.

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

EBITDA reflects net income excluding the impact of interest expense and loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors, and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

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

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believe that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow provide useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross Profit	$38,556	$26,354	$115,482	$64,199
Depreciation of specialty rental assets	11,222	9,785	31,083	23,180
Adjusted gross profit	$49,778	$36,139	$146,565	$87,379

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$9,569	$849	$6,170	$1,079
Income tax expense	3,290	1,678	5,562	2,579
Interest expense, net	10,172	5,408	24,056	15,023
Loss on extinguishment of debt	—	—	907	—
Other depreciation and amortization	4,021	1,456	11,600	3,858
Depreciation of specialty rental assets	11,222	9,785	31,083	23,180
EBITDA	38,274	19,176	79,378	45,719

Adjustments
Other expense (income), net	723	(420)	1,141	(1,385)
Restructuring costs	—	415	168	7,829
Currency (gains) losses, net	(77)	4	(77)	72
Transaction bonus amounts	—	—	28,519	—
Transaction expenses	35	1,283	9,509	2,333
Acquisition-related expenses	67	9,227	370	9,227
Officer loan expense	—	—	1,583	—
Target Parent selling, general, and administrative costs	—	1,548	246	9,133
Stock-based compensation	433	—	643	—
Other adjustments	1,155	—	1,664	—
Adjusted EBITDA	$40,610	$31,233	$123,144	$72,928

The following table presents a reconciliation of Target Hospitality’s Adjusted EBITDA to Net cash  provided by operating activities to Adjusted Free Cash Flows:

	Nine Months Ended
	September 30,
	2019	2018
Adjusted EBITDA	$123,144	$72,928
Transaction expenses	(38,028)	(2,333)
Officer loan expense	(1,583)	—
Acquisition-related expenses	(370)	(9,227)
Target Parent selling, general and administrative costs	(246)	(9,133)
Interest Payments	(23,464)	(7,311)
Cash paid for income taxes	(1,237)	—
Restructuring costs	(168)	(7,829)
Other (expense) income, net	(908)	(721)
Gain (Loss) on involuntary conversion	(122)	1,678
Working capital and other	(12,789)	(22,132)
Net cash provided by operating activities	$44,229	$15,920

Transaction expenses	38,028	2,333
Acquisition-related expenses	370	9,227
Officer loan expense	1,583	—
Target Parent selling, general and administrative costs	246	9,133
Interest Payments	23,464	7,311
Cash paid for income taxes	1,237	—
Restructuring costs	168	7,829
Other expense (income), net	908	721
(Gain) loss on involuntary conversion	122	(1,678)
Working capital and other	12,789	22,132
Deferred revenue and customer deposits	(10,170)	(18,365)
Maintenance capital expenditures for specialty rental assets	(1,408)	(2,536)
Adjusted Free Cash Flows	$111,566	$52,027

Purchase of specialty rental assets	(74,002)	(60,986)
Purchase of property, plant and equipment	(154)	(1,010)
Purchase of business, net of cash acquired	(30,000)	(206,147)
Repayments from affiliates	386	2,493
Receipt of insurance proceeds	638	3,478
Net cash used in investing activities	$(103,132)	$(262,172)

Proceeds from borrowings on Senior Secured Notes, net of discount	336,699	—
Principal payments on finance and capital lease obligations	(1,970)	(11,027)
Proceeds from notes with affiliates	—	128,273
Principal payments on borrowings from ABL	(32,790)	(26,076)
Proceeds from borrowings on ABL	82,240	42500
Repayment of affiliate note	(3,762)	—
Contributions from affiliate	39,107	134,151
Distribution to affiliate	—	(21,260)
Recapitalization	218,752	—
Recapitalization - cash paid to Algeco Seller	(563,134)	—
Payment of deferred financing costs	(19,799)	—
Purchase of treasury stock	(4,959)	—
Restricted shares surrendered to pay tax liabilities	(57)	—
Net cash provided by financing activities	$50,327	$246,561

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2019, we had $70.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.7 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2019.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

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

Item 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” included in our Current Report on Form 8-K filed on March 21, 2019,  our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 for factors, risks and uncertainties that may affect future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On August 15, 2019, the Company's board of directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our common shares from August 30, 2019 to August 15, 2020. During the nine months ended September 30, 2019, the Company repurchased 828,600 common shares for approximately $5.6 million. As of September 30, 2019, the 2019 Plan had a remaining capacity of approximately $69.4 million.

The following table summarizes all of the share repurchases during the nine months ended September 30, 2019:

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares yet to be purchased under the plans (1)
August 1, 2019 through August 31, 2019	23,300	$6.03	23,300	12,272,034
September 1, 2019 through September 30, 2019	805,300	$6.74	805,300	10,195,888
Total	828,600		828,600

(1)

The maximum number of shares that may be repurchased under the 2019 Share Repurchase Program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

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

Target Hospitality Corp.

Dated: November 14, 2019	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Chief Financial Officer