Form 10-Q
period 2020-03-31
Target Hospitality Corp.
filed 2020-05-28
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were  102,406,268 shares of Common Stock, par value $0.0001 per share, outstanding as of May 21, 2020.

Relief for Form 10-Q Filing

The impact caused by the global outbreak of novel coronavirus (“COVID-19”), the declaration of a pandemic by the World Health Organization on March 11, 2020, and the resulting stay-at-home and similar orders issued by state and local governments, have led to disruptions in the day-to-day operations of Target Hospitality Corp (“we,” “our,” “us” or the “Company”), including reducing our staffing levels and limiting our access to facilities and certain technology systems that we rely on to timely prepare our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”). Additional time was also required in order to develop and process our financial information as well as prepare required analyses and disclosures related to the ongoing impact of COVID-19. These circumstances delayed our ability to complete our Quarterly Report. As a result, as previously disclosed in our Current Report on Form 8-K dated May 11, 2020, we are relying on the Securities and Exchange Commission’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended, dated March 4, 2020 and March 25, 2020 (Release Nos. 34-88318 and 34-88465) and delayed the filing of our Quarterly Report.

Target Hospitality Corp.

FORM 10‑Q

March 31, 2020

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2020 and December 31, 2019 and for the Three Months Ended March 31, 2020 and 2019

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,504	$6,787
Accounts receivable, less allowance for doubtful accounts of $1,419 and $989, respectively	49,258	48,483
Prepaid expenses and other assets	5,557	4,649
Related party receivable	276	876
Total current assets	62,595	60,795

Restricted cash	52	52
Specialty rental assets, net	347,464	353,695
Other property, plant and equipment, net	11,182	11,541
Goodwill	41,038	41,038
Other intangible assets, net	114,119	117,866
Deferred tax asset	6,472	6,427
Deferred financing costs revolver, net	4,373	4,688
Other non-current assets	5,893	4,690
Total assets	$593,188	$600,792

Liabilities
Current liabilities:
Accounts payable	$11,007	$7,793
Accrued liabilities	18,776	35,330
Deferred revenue and customer deposits	14,967	16,809
Current portion of capital lease and other financing obligations (Note 10)	1,712	989
Total current liabilities	46,462	60,921

Other liabilities:
Long-term debt (Note 10):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,754)	(2,876)
Less: unamortized term loan deferred financing costs	(13,278)	(13,866)
Long-term debt, net	323,968	323,258
Revolving credit facility (Note 10)	85,000	80,000
Long-term capital lease and other financing obligations	1,003	996
Deferred revenue and customer deposits	5,993	9,390
Asset retirement obligations	2,869	2,825
Total liabilities	465,295	477,390

Commitments and contingencies (Note 14)
Stockholders' equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 105,338,760 issued and 100,923,993 outstanding as of March 31, 2020 and 105,254,929 issued and 100,840,162 outstanding as of December 31, 2019.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of March 31, 2020 and December 31, 2019, respectively.	(23,559)	(23,559)
Additional paid-in-capital	112,595	111,794
Accumulated other comprehensive loss	(2,669)	(2,558)
Accumulated earnings	41,516	37,715
Total stockholders' equity	127,893	123,402
Total liabilities and stockholders' equity	$593,188	$600,792

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Services income	$53,938	$61,073
Specialty rental income	16,583	13,730
Construction fee income	1,134	7,179
Total revenue	71,655	81,982
Costs:
Services	29,007	32,009
Specialty rental	2,604	2,318
Depreciation of specialty rental assets	12,897	9,901
Gross profit	27,147	37,754
Selling, general and administrative	9,990	44,752
Other depreciation and amortization	4,116	3,763
Restructuring costs	—	168
Other income, net	(1,015)	(38)
Operating income (loss)	14,056	(10,891)
Loss on extinguishment of debt	—	907
Interest expense, net	10,022	4,031
Income (loss) before income tax	4,034	(15,829)
Income tax expense (benefit)	233	(1,850)
Net income (loss)	3,801	(13,979)
Other comprehensive income
Foreign currency translation	(111)	—
Comprehensive income (loss)	$3,690	$(13,979)

Weighted average number shares outstanding - basic and diluted	95,849,854	79,589,905

Net income (loss) per share - basic and diluted	$0.04	$(0.18)

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

($ in thousands)

	Common Stock		Common Stock in Treasury
					Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2018 as previously reported	—	$—	—	$—	$—	$307,366	$(2,463)	$44,088	$348,991
Retroactive application of recapitalization	74,786,327	7	—	—	319,968	(307,366)	—	(12,609)	—
Adjusted Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$—	$(2,463)	$31,479	$348,991

Net loss	—	—	—	—	—	—	—	(13,979)	(13,979)
Recapitalization transaction	30,446,606	3	—	—	314,194	—	—	—	314,197
Contribution	—	—	—	—	39,107	—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)	—	—	—	(563,134)
Balances at March 31, 2019	105,232,933	$10	—	$—	$110,135	$—	$(2,463)	$17,500	$125,182

Balances at December 31, 2019	100,840,162	$10	4,414,767	$(23,559)	$111,794	$—	$(2,558)	$37,715	$123,402
Net income	—	—	—	—	—	—	—	3,801	3,801
Stock-based compensation	83,831	—	—	—	884	—	—	—	884
Shares used to settle payroll tax withholding	—	—	—	—	(83)	—	—	—	(83)
Cumulative translation adjustment	—	—	—	—	—	—	(111)	—	(111)
Balances at March 31, 2020	100,923,993	$10	4,414,767	$(23,559)	$112,595	$—	$(2,669)	$41,516	$127,893

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,801	$(13,979)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,265	10,138
Amortization of intangible assets	3,747	3,526
Accretion of asset retirement obligation	44	54
Amortization of deferred financing costs	904	315
Amortization of original issue discount	122	21
Stock-based compensation expense	884	—
Officer loan compensation expense	—	1,583
Gain on involuntary conversion	(619)	—
Loss on extinguishment of debt	—	907
Deferred income taxes	(35)	(2,037)
Provision for loss on receivables, net of recoveries	530	—
Changes in operating assets and liabilities
Accounts receivable	(1,120)	1,974
Related party receivable	578	—
Prepaid expenses and other assets	(949)	(422)
Accounts payable and other accrued liabilities	(4,094)	(4,801)
Deferred revenue and customer deposits	(5,239)	(3,825)
Other non-current assets and liabilities	(1,268)	(199)
Net cash provided by (used in) operating activities	10,551	(6,745)
Cash flows from investing activities:
Purchase of specialty rental assets	(10,751)	(14,623)
Purchase of property, plant and equipment	(13)	(37)
Receipt of insurance proceeds	619	—
Repayments from affiliates	—	638
Net cash used in investing activities	(10,145)	(14,022)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699
Principal payments on finance and capital lease obligations	(3)	(1,475)
Proceeds from borrowings on finance and capital lease obligations	733	—
Principal payments on borrowings from ABL	(22,500)	(27,790)
Proceeds from borrowings on ABL	27,500	47,240
Repayment of affiliate note	—	(3,762)
Contributions from affiliate	—	39,107
Recapitalization	—	218,752
Recapitalization - cash paid to Algeco Seller	—	(563,134)
Payment of deferred financing costs	—	(13,944)
Restricted shares surrendered to pay tax liabilities	(83)	—
Purchase of treasury stock	(5,318)	—
Net cash provided by financing activities	329	31,693

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	—

Net increase in cash, cash equivalents and restricted cash	717	10,926
Cash, cash equivalents and restricted cash - beginning of period	6,839	12,451
Cash, cash equivalents and restricted cash - end of period	$7,556	$23,377

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(7,177)
Non-cash contribution from affiliate - forgiveness of affiliate note	$—	$104,285
Non-cash distribution to PEAC - liability transfer from PEAC, net	$—	$(8,840)
Non-cash change in accrued deferred financing costs	$—	$(6,424)

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$7,504	$23,120
Restricted cash	52	257
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,556	$23,377

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” or the “Company”) was formed on March 15, 2019 and is one of the largest vertically integrated specialty rental and hospitality services companies in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, and laundry service. Target Hospitality serves clients in oil, gas, mining, alternative energy, government and immigrations sectors principally located in the West Texas, South Texas, Oklahoma and Bakken regions, as well as various large linear-construction (pipeline and infrastructure) projects in the United States.

The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) owns approximately 62% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined below) (the “PIPE”), and other public shareholders. Platinum Eagle was originally incorporated on July 12, 2017 as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. References in this Quarterly Report on Form 10-Q to the Company refer to Target Hospitality for all periods at or after March 15, 2019 and Platinum Eagle for all periods prior to March 15, 2019, unless the context requires otherwise.

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

Target Parent was formed by TDR in September 2017. Prior to the Business Combination, Target Parent was directly owned by Algeco Scotsman Global S.a.r.l. (“ASG”) which is ultimately owned by a group of investment funds managed and controlled by TDR. During 2018, ASG assigned all of its ownership interest in Target Parent to the Algeco Seller, an affiliate of ASG that is also ultimately owned by a group of investment funds managed and controlled by TDR. Target Parent acted as a holding company that included the U.S. corporate employees of ASG and certain of its affiliates and certain related administrative costs and was the owner of Target, its operating company. Target Parent received capital contributions, made distributions, and maintained cash as well as other amounts owed to and from affiliated entities. As discussed above, in connection with the closing of the Business Combination, Target Parent merged with and into Bidco, with Bidco as the surviving entity.

Signor Parent owned 100% of Bidco until the closing of the Business Combination in connection with which Signor Parent merged with and into Topaz with Topaz being the surviving entity. Prior to the Business Combination, Signor Parent was owned by the Arrow Seller, which is ultimately owned by a group of investment funds managed and controlled by TDR. Signor Parent was formed in August 2018 and acted as a holding company for Bidco, which was formed in September 2018, also as a holding company. Bidco acquired Signor on September 7, 2018. Neither Signor Parent nor Bidco had operating activity, but each received capital contributions, made distributions, and maintained cash as well as other amounts owed to and from affiliated entities. Signor Parent was dissolved upon consummation of the Business Combination and merger with Topaz described above on March 15, 2019.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Target Hospitality Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, and the adjustments described as part of the Business Combination discussed in Note 3, necessary for a fair statement of financial position as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The consolidated balance sheet as of December 31, 2019, was derived from the audited consolidated balance sheets of Target Hospitality Corp. but does not contain all of the footnote disclosures from those annual financial statements.

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

Cost of services includes labor, food, utilities, supplies, rent and other direct costs associated with operating the lodging units. Cost of rental includes leasing costs and other direct costs of maintaining the lodging units. Costs associated with contracts include sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 for non-issuers (including EGCs).  Early application continues to be allowed.  Topic 842 allows an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to adopt under the new optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (ASU 2016‑13 or Topic 326). This new standard change how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued for reporting periods beginning after December 15, 2022 and interim periods within those reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018‑15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350‑40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. Accounting for the hosting component of the arrangement is not affected. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted this pronouncement prospectively on January 1, 2019 as a result of deciding to implement cloud computing systems during 2019.  Such implementations began in 2019 and, as a result, the Company capitalized certain implementation costs during 2019.  Such systems were placed into service beginning January of 2020 at which time the Company will began to amortize these capitalized costs over the period of the service arrangement into selling, general and administrative expenses.  Refer to Note 8 for additional details.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions and implements additional requirements which result in a more consistent application of ASC 740 Income Taxes. The new standard is effective for fiscal years beginning after December 15, 2020 for public entities and early adoption is permitted. We are currently in the process of evaluating the impact of adopting ASU 2019-12 on our consolidated financial statements.

Recent Developments – COVID-19 and Disruption in Oil and Gas Industry

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by the Coronavirus Disease 2019 (“COVID-19”), a novel coronavirus strain commonly referred to as “coronavirus”.  The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presents new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  The Company’s ability to operate and supply chain have not experienced material disruptions in the first quarter and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  However, the situation surrounding COVID-19 and  the decrease in demand for oil and natural gas, and simultaneous oversupply remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally.  The economic effects of this have led the Company to implement several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company has temporarily closed and consolidated several communities in the Permian Basin and in May of 2020, the Company temporarily closed all communities in the Bakken Basin.  Additionally, as discussed in our subsequent events footnote to these financial statements, the Company has executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market.

There have been significant changes to the global economic situation and to public securities markets as a result of  COVID-19. It is possible that these changes could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived and other intangible assets in relation to potential impairment and the allowance for doubtful accounts.

See additional information regarding COVID-19 in “Item 1A. Risk Factors”.

As a result of the impact of COVID-19 and the disruption in the oil and gas industry, we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in demand for oil and natural gas, given that a significant portion of our customer base operates in the oil and gas industry, changes in economic outlook may change our long-term projections.  Refer to Note 7 for additional information on our goodwill impairment testing and the related results.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We are currently evaluating how provisions in the CARES Act will impact our consolidated financial statements, but the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.

2. Revenue

Total revenue under contracts recognized under Topic 606 was $55.1 million and $68.3 million for the three months ended March 31, 2020 and 2019, respectively, while $16.6 million and $13.7 million was specialty rental income subject to the guidance of ASC 840 for the three months ended March 31, 2020 and 2019, respectively.

The following table disaggregates our revenue by our three reportable segments as well as the All Other category: Permian Basin, Bakken Basin, Government, and All Other for the dates indicated below:

	For the three months ended March 31,
	2020	2019
Permian Basin
Services income	$43,286	$48,798
Total Permian Basin revenues	43,286	48,798

Bakken Basin
Services income	$4,185	$4,773
Total Bakken Basin revenues	4,185	4,773

Government
Services income	$5,854	$6,737
Total Government revenues	5,854	6,737

All Other
Services income	$613	$810
Construction fee income	1,134	7,134
Total All Other revenues	1,747	7,944

Total revenues	$55,072	$68,252

As a result of the current market environment discussed in Note 1 “Summary of Significant Accounting Policies - Recent Developments – COVID-19 and Disruption in Oil and Gas Industry”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

To date, there has been no significant deterioration in the collectability of our receivables, and we do not currently expect any, based on current known facts and circumstances. Thus, there has been no significant change in our allowance for doubtful accounts as of March 31, 2020. However, due to uncertainties around the continued impact of the COVID-19 global pandemic and decrease in demand for oil and natural gas as discussed in Note 1, our assessment could materially change in the future.

Contract Assets and Liabilities

We do not have any contract assets and we did not recognize any impairments of any contract assets or liabilities.

Contract liabilities under Topic 606 primarily consist of deferred revenue that represent room nights that the customer has not used and may use in the future.  Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Three Months Ended March 31,
	2020	2019
Balances at Beginning of the Period	$26,199	$37,376
Additions to deferred revenue	—	2,082
Revenue recognized	(5,239)	(5,907)
Balances at End of the Period	$20,960	$33,551

As of March 31, 2020, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized as of March 31, 2020	$23,775	$23,413	$2,999	$-	$50,187

The Company applied some of the practical expedients in Topic 606, including the “right to invoice” practical expedient in ASC 606-10-55-18, and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations.  Due to the application of these practical expedients, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

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

The $340 million of gross proceeds from Bidco’s offering of the 2024 Senior Secured Notes less $3.3 million of original issuance discount and $40 million through Bidco’s entry into a new ABL facility are shown separately in the consolidated statement of cash flow for the three months ended March 31, 2019.

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

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type as of March 15, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Outstanding Shares of Common Stock issued and outstanding	105,232,933
Less: Founders Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for earnings per share computation (See Note 16)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income for the three months ended March 31, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the three months ended March 31, 2019 as more fully discussed in Note 15.

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

4. Acquisitions

Superior Acquisition

On June 19, 2019, Target Logistics Management LLC (“TLM”), entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties, pursuant to which TLM acquired substantially all of the assets in connection with three workforce communities in the Delaware Basin of West Texas, including temporary housing facilities and underlying real estate (the “Communities”). Pursuant to the Superior Purchase Agreement, TLM acquired the Communities for a purchase price of $30.0 million in cash, which represents the acquisition date fair value of consideration transferred. The purchase price was funded by drawing on the New ABL Facility discussed in Note 10.  The Superior Purchase Agreement provided for a simultaneous signing and closing on June 19, 2019.  This acquisition further expands the Company’s presence in the Permian Basin.  Immediately prior to the acquisition of the Communities, TLM provided management and catering services to the Superior Sellers at two of the Communities.  At the time of the acquisition, all three Communities were fully operational and provided vertically integrated comprehensive hospitality services consistent with Target’s business.  Certain affiliates of the Superior Sellers will continue to lease 140 beds in the Communities for the next year.

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

The following unaudited pro forma information presents consolidated financial information as if Superior had been acquired as of January 1, 2019:

Period	Revenue	Income before taxes
2019 pro forma from January 1, 2019 to March 31, 2019	$85,129	$(13,289)

Superior added $3.6 million and $1.6 million to our revenue and income before income taxes, respectively, for the three months ended March 31, 2020.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Superior to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, and intangible assets had been applied from January 1, 2019.  This pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on January 1, 2019, nor is it necessarily indicative of the Company’s future results. This pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and does not reflect additional revenue opportunities following the acquisition.

In connection with this acquisition, the Company incurred approximately $0.4 million of acquisition-related costs and the supplemental pro-forma income before taxes was adjusted to include these acquisition-related costs.

The purchase price allocation performed by the Company resulted in the recognition of $6.9 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the territorial expansion of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes.  All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 20.

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

5. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2020	2019
Specialty rental assets	$547,561	$545,399
Construction-in-process	13,176	8,672
Less: accumulated depreciation	(213,273)	(200,376)
Specialty rental assets, net	$347,464	$353,695

Depreciation expense related to specialty rental assets was $12.9 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss).

6. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2020	2019
Land	$9,155	$9,155
Buildings and leasehold improvements	978	978
Machinery and office equipment	1,903	1,903
Software and other	1,700	1,690
	13,736	13,726
Less: accumulated depreciation	(2,554)	(2,185)
Total other property, plant and equipment, net	$11,182	$11,541

Depreciation expense related to other property, plant and equipment was approximately $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and is included in other depreciation and amortization in the unaudited consolidated statements of comprehensive income.  The March 31, 2020 and December 31, 2019 land amounts in the table above includes approximately $0.7 million of land which is currently not being used in the operations of the business.

7. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the Permian Basin business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2019	$34,180
Acquisition of Superior	6,858
Balance at December 31, 2019	41,038
Changes in Goodwill	-
Balance at March 31, 2020	$41,038

As a result of the global COVID-19 pandemic and the recent decrease in demand and oversupply of oil and natural gas during the first quarter of 2020 which impacted the trading price of our common stock, we identified a trigger event requiring us to assess our long-lived and intangibles assets for recoverability and perform a quantitative impairment assessment of reporting units with goodwill, all of which is within the Permian Basin reporting unit.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method), as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We did not utilize a market approach given the current situation with the industry and the lack of contemporaneous transactions. To the extent market indicators of fair value were available, we considered such information as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which includes the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Given the current volatile market environment, we utilized third-party valuation advisors to assist us with these valuations. These analyses required significant judgment, including management’s short-term and long-term forecast of operating performance, revenue growth rates, profitability margins, capital expenditures, timing of future cash flows based on an eventual recovery of the oil and gas industry, the remaining useful life and service potential of the asset (in the case of long-lived assets, including definite-lived intangibles), and discount rates (in the case of our goodwill assessment) based on our weighted average cost of capital. These forecasted cash flows took into consideration historical and recent results, committed contracts and near-term prospects and management's outlook for the future, as well as the increased market risk surrounding the award and execution of future contracts.

Based on our quantitative assessments, we determined the carrying value of our long-lived assets was recoverable and goodwill associated with our Permian Basin reporting unit was not impaired.  However, the fair value of the reporting unit exceeded its net book value by a margin of less than 20%. Our estimate of fair value was based upon assumptions believed to be reasonable. However, impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. Further, given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on our business. We will continue to take actions designed to mitigate the adverse effects of the rapidly changing market environment and expect to continue to adjust our cost structure to market conditions. This may include continued reductions of our workforce to better align our employee count with anticipated lower activity levels and sustained reduction of capital spending at maintenance levels until demand returns to previous levels.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

Intangible assets other than goodwill at the dates indicated below consisted of the following: Intangible assets other than goodwill at the dates indicated below consisted of the following:
	March 31, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	8.1	$132,720	$(35,001)	$97,719
Total		132,720	(35,001)	97,719
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,120	$(35,001)	$114,119

	December 31, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	8.3	$132,720	$(31,254)	$101,466
Total		132,720	(31,254)	101,466
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,120	$(31,254)	$117,866

The aggregate amortization expense for intangible assets subject to amortization was $3.7 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of March 31, 2020 for each of the next five years and thereafter is as follows:

Rest of 2020	$10,909
2021	14,656
2022	13,302
2023	12,881
2024	12,881
Thereafter	33,090
Total	$97,719

8. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems.  The Company capitalizes expenditures related to the implementation of cloud computing software as incurred during the application development stage. Such capitalized costs are amortized to selling, general, and administrative expenses over the term of the cloud computing hosting arrangement, including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use.  As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	March 31,	December 31,
	2020	2019
Cloud computing implementation costs	$6,247	$4,690
Less: accumulated amortization	(354)	-
Other non-current assets	$5,893	$4,690

None of these costs were amortized during 2019 as the related systems were not ready for their intended use as of December 31, 2019.  Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years.  Such amortization expense amounted to approximately $0.4 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

9. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2020	2019
Employee accrued compensation expense	$4,682	$6,929
Other accrued liabilities	12,508	18,683
Accrued interest on debt	1,586	9,718
Total accrued liabilities	$18,776	$35,330

10. Debt

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$2,754	$13,278

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $2.8 million is presented on the face of the consolidated balance sheet as of March 31, 2020 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of March 31, 2020 consisted of approximately $2.0 million of capital leases related primarily to vehicles and approximately $0.7 million of other financing arrangements.

The Company’s capital lease and other financing obligations as of December 31, 2019 consisted of approximately $2.0 million of capital leases.  In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles.

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

As a result of the current market environment mentioned in Note 1 “Summary of Significant Accounting Policies - Recent Developments – COVID-19 and Disruption in Oil and Gas Industry”, there could be reductions in our Borrowing Base as a result of potential future impairments of our long-lived assets.

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

	March 31,	December 31,
	2020	2019
Capital lease and other financing obligations	$2,715	$1,985
ABL facilities	85,000	80,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(2,754)	(2,876)
Less: unamortized term loan deferred financing costs	(13,278)	(13,866)
Total debt, net	411,683	405,243
Less: current maturities	(1,712)	(996)
Total long-term debt	$409,971	$404,247

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income for the periods indicated below consist of the following:

	For the three months ended
	March 31,	March 31,
	2020	2019
Interest expense incurred on Notes Due to Affiliates	$-	$1,955
Interest incurred on capital lease and other financing obligations	16	-
Interest expense incurred on ABL facilities and Notes	8,980	1,741
Amortization of deferred financing costs on Notes	589	103
Amortization of deferred financing costs on New ABL facility	214	37
Amortization of deferred financing costs on Algeco ABL facility	101	174
Amortization of original issue discount on Notes	122	21
Interest expense, net	$10,022	$4,031

The interest expense incurred on Notes Due to Affiliates shown in the above table was associated with an affiliate note between Signor and a TDR affiliate that was settled in the form of a capital contribution upon consummation of the Business Combination as discussed in Note 3.

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $15.9 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of March 31, 2020. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of March 31, 2020. Accumulated amortization expense related to the deferred financing costs was approximately $2.6 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively.  Accumulated amortization of the original issue discount was approximately $0.5 million and $0.4 million as of March 31, 2020 and December 31, 2019.

The Company also incurred deferred financing costs associated with the New ABL Facility as a result of the Business Combination in the amount of approximately $3.9 million, which are capitalized and presented on the unaudited consolidated balance sheet as of March 31, 2020 and December 31, 2019 within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

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

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL facility and New ABL Facility was approximately $1.3 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2020 and 2019, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of March 31, 2020, consists of the following:

Rest of 2020	$1,712
2021	700
2022	303
2023	—
2024	85,000
Thereafter	340,000
Total	$427,715

11. Income Taxes

Income tax expense (benefit) was approximately $0.2 million and $(1.9) million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019, was 5.8% and 11.7%, respectively.  The Company’s effective tax rate was lower during the three months ended March 31, 2020 as compared with the three months ended March 31, 2019 primarily resulting from the discrete treatment of the Transaction bonus amounts and Transaction costs discussed in Note 3.

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

As discussed in Note 1, we determined the CARES ACT did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.

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

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2020		December 31, 2019
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 10) - Level 2	$(85,000)	$(85,000)	$(80,000)	$(80,000)
Senior Secured Notes (See Note 10) - Level 1	$(323,968)	$(170,000)	$(323,258)	$(325,693)

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019.

13. Business Restructuring

The Company incurred costs associated with restructuring plans that originated in 2017 designed to streamline operations and reduce costs of $0.0 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The following is a summary of the activity in our restructuring accruals:

	March 31
	2020	2019
Balance at January 1	$—	$1,462
Charges during the period	—	168
Cash payments during the period	—	(1,630)
Balance at March 31	$—	$—

The restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of March 31, 2020.

These restructuring costs pertain to corporate locations and do not impact the segments discussed in Note 20.

14. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

15. Related Parties

Loans to officers were provided as retention payments and were earned and forgiven over a four-year period and charged to compensation expense on a straight-line basis as amounts were forgiven. No amounts were due as of March 31, 2020 and December 31, 2019 as the remaining amounts due were forgiven on March 15, 2019 as part of the consummation of the Business Combination.  Compensation expense recognized for the three months ended March 31, 2020 and 2019, totaled $0 and $1.6 million, respectively, and are included in selling, general and administrative expense in the consolidated statement of comprehensive income (loss).

Target Parent leased modular buildings from an ASG affiliate to serve one of its customers. The rent expense related to the leasing of the modular buildings amounted to $0.1 million and $0.1 million for the for three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, respectively, the Company incurred $0.2 million and $0.2 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying unaudited consolidated statements of comprehensive income.  At March 31, 2020 and December 31, 2019, respectively, the Company accrued $0.2 million for these commissions.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The Company and Algeco Global are each majority owned by TDR Capital.  This reimbursement for the three months ended March 31, 2020 amounts to approximately $0.3 million and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while approximately $0.3 million is recorded as a related party receivable on the consolidated balance sheet as of March 31, 2020.

16. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be antidilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for three months ended March 31, 2020, while a net loss was recorded for the three months ended March 31, 2019.  The following table presents basic and diluted EPS for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Numerator
Net income (loss) attributable to Common Stockholders	$3,801	$(13,979)

Denominator
Weighted average shares outstanding - basic and diluted	95,849,854	79,589,905

Net income (loss) per share - basic and diluted	$0.04	$(0.18)

As discussed in Note 3, 5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the EPS or LPS calculations.

Warrants representing 16,166,650 shares of the Company’s common stock for the three months ended March 31, 2020 and 2019 were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 18, RSUs and stock options were outstanding for the three months ended March 31, 2020.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

As discussed in Note 17, the Company repurchased shares of its outstanding common stock.  These shares of treasury stock have been excluded from the computation of EPS.

17. Stockholders’ Equity

Common Stock

As of March 31, 2020 and December 31, 2019, Target Hospitality had 105,338,760 and 105,254,929 shares of Common Stock, par value $0.0001 per share issued while 100,923,993 and 100,840,162 were outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 3.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2020, no preferred shares were issued and outstanding.

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

As of March 31, 2020, and December 31, 2019, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

Common Stock in Treasury

On August 15, 2019, the Company's Board of Directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of common stock from August 30, 2019 to August 15, 2020. During the three months ended March 31, 2020, the Company did not repurchase any common stock.  As of March 31, 2020, 4,414,767 shares of common stock for an aggregated price of approximately $23.6 million were held as treasury stock (at cost). As of March 31, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million.

18.  Stock-Based Compensation

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

On March 4, 2020, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company adopted a new form of Executive Nonqualified Stock Option Award Agreement (the “Stock Option Agreement”) and a new form of Executive Restricted Stock Unit Agreement (the “RSU Agreement” and together with the Stock Option Agreement, the “Award Agreements”) with respect to the granting of nonqualified stock options and restricted stock units, respectively, granted under the Plan. The new Award Agreements will be used for all awards to executive officers made on or after March 4, 2020.

The Award Agreements have material terms that are substantially similar to those in the forms of award agreements last approved by the Compensation Committee and disclosed by the Company, except for the following: under the new Award Agreements, if the participant’s employment or service terminates due to Retirement (as defined in the Plan), and the participant has been continuously employed by the Company for at least twelve months following the grant date, then any portion of the participant’s awarded securities scheduled to become vested within twelve months after the participant’s termination date shall be vested on his or her termination date.

Restricted Stock Units

On May 21, 2019, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers, other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 212,621.  These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on May 21, 2020, 2021, 2022, and 2023.  On September

3, 2019, our recently appointed Chief Financial Officer received a grant of 81,434 RSUs, which vested on March 15, 2020 and 48,860 RSUs, which vest on each of the first four anniversaries of the grant date, respectively.  The number of RSUs granted to non-executive directors of the board amounted to 81,967 and were also granted on May 21, 2019. The RSU awards granted to non-executive directors of the board vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.  On March 4, 2020, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers, other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 503,757.  These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on March 4, 2021, 2022, 2023, and 2024.

Additionally, on May 21, 2019, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period July 1, 2019 to December 31, 2019 in the form of 30,000 RSUs.  These RSUs vested in six equal installments on the first of each month, beginning on July 1, 2019 through December 1, 2019.  On January 2, 2020, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period January 1, 2020 to December 31, 2020 in the form of 124,741 RSUs.  These RSUs vest in twelve equal installments on the first of each month, except for one twelfth vested on January 9, 2020.

During the three months ended March 31, 2020, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	401,797	$9.31
Granted	628,498	4.70
Vested and released	(113,487)	5.81
Forfeited	(5,194)	10.83
Balance at March 31, 2020	911,614	$6.63

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the three months ended March 31, 2020 and 2019, was approximately $0.8 million and $0.0, respectively, with an associated tax benefit of $0.2 million and $0, respectively.  At March 31, 2020, unrecognized compensation expense related to RSUs totaled $4.5 million and is expected to be recognized over a remaining term of approximately 3.2 years.

Stock Option Awards

On May 21, 2019, the Compensation Committee granted 482,792 time-based stock option awards to certain employees. On September 3, 2019 the Compensation Committee made an additional grant of 171,429 time-based stock options to our newly appointed Chief Financial Officer.  Additionally, on March 4, 2020 the Compensation Committee granted 1,140,873 time-based stock option awards to certain employees.  Each option represents the right upon vesting, to buy one share of the Company’s common stock, par value $0.0001 per share, for $4.67 to $10.83 per share. The stock options vest in four equal installments on each of the first four anniversaries of the grant date and expire ten years from the grant date.

The following table presents the changes in stock options outstanding and related information for our employees:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2019	579,370	$9.44	9.48	$-
Granted	1,140,873	4.51	-	-
Forfeited	(16,842)	10.83	-	-
Outstanding Options at March 31, 2020	1,703,401	$6.15	9.68	$-

2,807 stock options were exercisable at March 31, 2020.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income for the three months ended March 31, 2020 and 2019, was approximately $0.1 million and $0, respectively, with an associated tax benefit of less than $0.1 million.  At March 31, 2020, unrecognized compensation expense related to stock options totaled $2.9 million and is expected to be recognized over a remaining term of approximately 3.66 years.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

		Assumptions
Weighted average expected stock volatility	%	25.80
Expected dividend yield	%	0.00
Expected term (years)		6.25
Risk-free interest rate (range)%		0.82 - 2.26
Exercise price (range)		$4.51 - 10.83
Weighted-average grant date fair value		$1.88

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur.  16,842 stock options were forfeited during the three months ended March 31, 2020.

19. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution).  Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter.  For the three months ended March 31, 2020 and 2019, we recognized expense of $0.1 million and $0.3 million, respectively, related to these matching contributions.

20. Business Segments

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

The table below presents information about reported segments for the three months ended March 31 (except for asset information for 2019 that is presented as of December 31):

2020

	Permian Basin	Bakken Basin	Government	All Other		Total
For the Three Months Ended March 31, 2020
Revenue	$49,131	$4,185	$16,592	$1,747	(a)	$71,655
Adjusted gross profit	$26,784	$1,404	$11,580	$276		$40,044
Total Assets	$302,732	$57,764	$33,233	$5,955		$399,684

2019

	Permian Basin	Bakken Basin	Government	All Other		Total
For the Three Months Ended March 31, 2019
Revenue	$52,712	$4,772	$16,555	$7,943	(a)	$81,982
Adjusted gross profit	$32,594	$1,635	$11,851	$1,575		$47,655
Total Assets (as of December 31, 2019)	$305,701	$59,134	$35,484	$5,955		$406,274

(a)	Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Total reportable segment adjusted gross profit	$39,768	$46,080
Other adjusted gross profit	276	1,575
Depreciation and amortization	(17,013)	(13,664)
Selling, general, and administrative expenses	(9,990)	(44,752)
Restructuring costs	—	(168)
Other income, net	1,015	38
Loss on extinguishment of debt	—	(907)
Interest expense, net	(10,022)	(4,031)
Consolidated income before income taxes	$4,034	$(15,829)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2020	December 31, 2019
Total reportable segment assets	$393,729	$400,319
Other assets	5,955	5,955
Restricted cash	52	52
Other unallocated amounts	193,452	194,466
Total Assets	$593,188	$600,792

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2020	December 31, 2019
Total current assets	$62,595	$60,795
Other intangible assets, net	114,119	117,866
Deferred tax asset	6,472	6,427
Deferred financing costs revolver, net	4,373	4,688
Other non-current assets	5,893	4,690
Total other unallocated amounts of assets	$193,452	$194,466

21. Subsequent Events

In April 2020, the Company executed a contract with TC Energy for services related to the construction and operations of facilities along the Keystone XL pipeline.

As discussed in Note 1, in April of 2020, the Company temporarily closed and consolidated several communities in the Permian Basin.  In addition, in May of 2020, the Company temporarily closed all communities in the Bakken Basin.

In May of 2020, the Company executed contract modifications to several existing contracts with certain customers in the oil and gas industry in response to declining economic conditions that resulted from the effects of the COVID-19 pandemic and decrease in demand for oil and natural gas, as more fully discussed in Note 1. Under the terms of these modifications, the term and, in some cases, the amount of the contracts were modified resulting in extended terms and reduced minimum commitment amounts in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

•                   the severity and duration of the COVID-19 pandemic,  related economic repercussions and the resulting negative impact on demand for oil and natural gas;

•                   operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, remote work arrangements, contract and supply chain disruptions;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TARGET HOSPITALITY CORP. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Target Hospitality Corp. and is intended to help the reader understand Target Hospitality Corp., our operations and our present business environment.  This discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. References to “we,” “us,” “our,” or “the Company” refer to Target Hospitality Corp. and its consolidated subsidiaries at and after March 15, 2019 and to Platinum Eagle Acquisition Corp., our legal predecessor, for all periods prior to March 15, 2019. For purposes of this section, references to “we,” “us,” “the Companies,” “Algeco US Holdings LLC,” or “Target Parent” refers to Algeco US Holdings LLC and its consolidated subsidiaries for periods from and after December 22, 2017 through March 15, 2019 and Target Logistics Management, LLC and its consolidated subsidiaries for periods prior to December 21, 2017.

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated specialty rental and hospitality service providers in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, concierge services and laundry service. As of March 31, 2020, our network includes 26 locations to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020 presents new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  The Company’s ability to operate and supply chain have not experienced material disruptions in the first quarter and the company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  However, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. The financial results for the first quarter of 2020 reflect some of the reduced activity experienced towards the latter part of the quarter. For the remainder of 2020, the Company expects a further decline in revenue and profitability. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Refer to the section titled “Risk Factors” included elsewhere in this report for additional discussion around COVID-19.

For the three months ended March 31, 2020, other key drivers of financial performance included:

•

Decreased revenue of $10.3 million or 13% compared to the same period in 2019 driven by a decrease in construction fee income revenue of approximately $6 million due to reduced activity associated with the TCPL project and lower average daily rates and utilization of our Permian Basin segment.  These decreases were partially offset by increases in revenue associated with prior year acquisitions and expansions.

•

Decreased revenue in the Permian Basin segment which represents 68.6% of revenues for the three months ended March 31, 2020 by $3.6 million or 7% as compared to the same period in 2019 due to decreased average daily rate and utilization

•

Generated net income of approximately $3.8 million for the three months ended March 31, 2020 as compared to net loss of $14.0 million for the three months ended March 31, 2019, which is primarily attributable to savings in selling, general, and administrative expenses resulting primarily from a net reduction in transaction related expenses incurred in 2019, offset by an increase in interest expense due to the new Senior Notes and New ABL.

•	Generated consolidated Adjusted EBITDA of $32.4 million representing a decrease of $9.0 million or 22% as compared to the same period in 2019, driven primarily by a decrease in revenue.

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

Public health threats or outbreaks of communicable diseases, including COVID-19, could have a material adverse effect on the Company’s operations and financial results.

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. Although the Company is considered an essential business for purposes of the COVID-19 pandemic, some of these actions have adversely impacted the ability of the Company’s employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Natural Disasters or Other Significant Disruption

An operational disruption in any of our facilities could negatively impact our financial results. The occurrence of a natural disaster, such as earthquake, tornado, severe weather, including hail storms, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure, capacity expansion difficulties or unscheduled maintenance could cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative solutions.

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 75% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 25% of revenues were earned through leasing of lodging facilities (23%) and Construction fee income (2%) for the three months ended March 31, 2020. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company also originated a contract in 2013 with TransCanada Pipelines (“TCPL” or “TC Energy”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

The Company also originated a contract on March 1, 2019 with a customer to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the construction of an accommodation facility in the Permian Basin.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting.  The construction phase of this contract was substantially completed in August 2019 with additional expansions through March 31, 2020.

Key Indicators of Financial Performance

Our management uses a variety of financial and operating metrics to analyze our performance. We view these metrics as significant factors in assessing our operating results and profitability and intend to review these measurements frequently for consistency and trend analysis. We primarily review the following profit and loss information when assessing our performance:

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of drilling activity in the Permian and Bakken basins, and the consumer price index impacting government contracts.

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure that we define as revenues less cost of sales, excluding impairment and depreciation of specialty rental assets to measure our financial performance. Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our internal projections and to prior period results for a given period in order to assess our performance.

We also use Non-GAAP measures such as EBITDA, Adjusted EBITDA, and Discretionary cash flows to evaluate the operating performance of our business. For a more in-depth discussion of the Non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

Segments

We have identified three reportable business segments: Permian Basin, Bakken Basin, and Government:

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Acquisitions

On June 19, 2019, TLM entered into the Superior Purchase Agreement with the Superior Sellers, and certain other parties named therein, pursuant to which TLM acquired substantially all of the assets in connection with the seller communities. This acquisition further expanded our presence in the Texas Permian Basin, adding 575 rooms.  Prior to the acquisition,

TLM was providing management and catering services to the Superior Sellers, which was terminated upon the closing of the acquisition.

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

Business Combination Costs

We incurred approximately $38.1 million in incremental costs related to the Business Combination that have been recognized as selling, general, and administrative expenses in the unaudited consolidated statement of comprehensive income (loss) for the three months ended March 31, 2019. These costs include $8.0 million in transaction expenses relating to the consummation of the Business Combination. Additionally, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. Finally, as part of the Business Combination being consummated, we recorded $1.6 million of compensation expense for the full loan forgiveness of certain executive members of management which has been recognized as a non-cash expense within the consolidated financial statements.

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

Consolidated Results of Operations for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Services income	$53,938	$61,073	$(7,135)	-12%
Specialty rental income	16,583	13,730	2,853	21%
Construction fee income	1,134	7,179	(6,045)	100%
Total revenue	71,655	81,982	(10,327)	-13%
Costs:
Services	29,007	32,009	(3,002)	-9%
Specialty rental	2,604	2,318	286	12%
Depreciation of specialty rental assets	12,897	9,901	2,996	30%
Gross Profit	27,147	37,754	(10,607)	-28%
Selling, general and administrative	9,990	44,752	(34,762)	-78%
Other depreciation and amortization	4,116	3,763	353	9%
Restructuring costs	—	168	(168)	-100%
Other income, net	(1,015)	(38)	(977)	2571%
Operating income (loss)	14,056	(10,891)	24,947	-229%
Loss on extinguishment of debt	—	907	(907)	-100%
Interest expense, net	10,022	4,031	5,991	149%
Income (loss) before income tax	4,034	(15,829)	19,863	-125%
Income tax expense (benefit)	233	(1,850)	2,083	-113%
Net income (loss)	$3,801	$(13,979)	$17,780	-127%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Total Revenue. Total revenue was $71.7 million for the three months ended March 31, 2020 and consisted of $53.9 million of services income, $16.6 million of specialty rental income, and $1.1 million of construction fee income. Total revenues for the three months ended March 31, 2019 was $82.0 million which consisted of $61.1 million of services income,  $13.7 million of specialty rental income and $7.2 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.

The main driver of services income revenue changes year over year was a decrease in the activity in the Permian Basin which is attributable to a decrease in utilization as well as a decrease in average daily rate (“ADR”) year over year.  The decrease in construction fee income was due to a decrease in activity related to the construction of the TransCanada Pipeline compared to the same period in 2019.  The decrease in services and construction fee income was offset by an increase in specialty rental income which was driven by two new camps that were opened after March 31, 2019 as well as the acquisition of Pro Petro in July of 2019.

Cost of services. Cost of services was $29.0 million for the three months March 31, 2020 as compared to $32.0 million for the three months ended March 31, 2019.

The decrease in services costs is primarily due to the decrease in costs incurred driven by a decrease in utilization for the three months ended March 31, 2020 as compared to the same period in 2019.

Specialty rental costs. Specialty rental costs were $2.6 million for the three months ended March 31, 2020 as compared to $2.3 million for the three months ended March 31, 2019. The increase in specialty rental costs is driven by the two new camps that were opened after March 31, 2019 as well as the acquisition of Pro Petro in July of 2019 as mentioned above

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $12.9 million for the three months ended March 31, 2020 as compared to $9.9 million for the three months ended March 31, 2019.

The increase in depreciation expense is mainly due to an increase in assets placed into service as part of the capital expenditure program in 2019 as well as 2019 acquisitions of Pro Petro and Superior.

Selling, general and administrative. Selling, general and administrative was $10.0 million for the three months ended March 31, 2020 as compared to $44.8 million for the three months ended March 31, 2019.

The decrease in selling, general and administrative expense of $34.8 million is primarily due to the $38.1 million of costs associated with the Business Combination recognized for the three months ended March 31, 2019 that did not recur during the three months ended March 31, 2020. Excluding the impact of these Business Combination related costs, selling, general and administrative expenses increased by approximately $3.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and was primarily driven by increased public company costs, severance, increased headcount and other professional services, as well as an increase in non-cash stock compensation expense driven by the granting of stock compensation in May of 2019, September of 2019, and March of 2020.

Other depreciation and amortization. Other depreciation and amortization expense was  $4.1 million for the three months ended March 31, 2020 as compared to $3.8 million for the three months ended March 31, 2019.

The increase in other depreciation and amortization expense is due primarily to the amortization of customer relationship intangible assets from the Superior acquisition and to a lesser extent, an increase in depreciation expense associated with an increase in depreciable capital expenditures.

Restructuring costs. Restructuring costs associated with a restructuring that originated in 2017 were $0 for the three months ended March 31, 2020 as compared to $0.2 million, for the three months ended March 31, 2019 which is primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above and no additional expense related to this restructuring event is expected.

Other income, net. Other income, net was $1.0 million for the three months ended March 31, 2020 as compared to ($0.04) million for the three months ended March 31, 2019.

This increase in other income, net is primarily attributable to a gain on involuntary conversion recognized during the three months ended March 31, 2020 as well as reimbursement income for the three months ended March 31, 2020 generated from a related party reimbursement agreement executed in June of 2019.

Loss on extinguishment of debt.  Loss on extinguishment of debt of $0.9 million for three months ended March 31, 2019 related to the write-off of deferred financing costs pertaining to non-continuing lenders associated with the modification of our ABL facility on March 15, 2019.

Interest expense, net. Interest expense, net was $10.2 million for the three months ended March 31, 2020 as compared to $4.0 million for the three months ended March 31, 2019.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes, which were issued on March 15, 2019, as compared to the affiliate debt that was outstanding for the majority of the prior period.

Income tax expense (benefit).  Income tax expense was $0.2 million for the three months ended March 31, 2020 as compared to a benefit of $1.9 million for the three months ended March 31, 2019. The increase in income tax expense is primarily attributable to an increase in income before taxes as well as a decrease in discrete items (benefits) related to transaction expenses associated with the Business Combination.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended March 31, 2020 and 2019.

				Percentage
	For the Three Months Ended March 31,		Amount of Increase	Change Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Government	$16,592	$16,555	$37	0%
Permian Basin	49,131	52,712	(3,581)	-7%
Bakken Basin	4,185	4,772	(587)	-12%
All Other	1,747	7,943	(6,196)	-78%
Total Revenues	$71,655	$81,982	$(10,327)	-13%

Adjusted Gross Profit
Government	$11,580	$11,851	$(271)	-2%
Permian Basin	26,784	32,594	(5,810)	-18%
Bakken Basin	1,404	1,635	(231)	-14%
All Other	276	1,575	(1,299)	-82%
Total Adjusted Gross Profit	$40,044	$47,655	$(7,611)	-16%

Average Daily Rate
Government	$74.91	$74.70	$0.21
Permian Basin	$79.32	$86.30	$(6.98)
Bakken Basin	$77.65	$77.80	$(0.15)
Total Average Daily Rate	$77.82	$83.00	$(5.18)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $16.6 million for the three months ended March 31, 2020 as compared to $16.6 million for the three months ended March 31, 2019.

Adjusted gross profit for the Government segment was $11.6 million for the three months ended March 31, 2020 as compared to $11.9 million for the three months ended March 31, 2019.

The decrease in adjusted gross profit of $0.3 million is due to increased costs for the three months ended March 31, 2020, compared to the same period in 2019.

Permian Basin

Revenue for the Permian Basin segment was $49.1 million for the three months ended March 31, 2020, as compared to $52.7 million for the three months ended March 31, 2019.

Adjusted gross profit for the Permian Basin segment was $26.7 million for the three months ended March 31, 2020, as compared to $32.6 million for the three months ended March 31, 2019.

The decrease in revenue of $3.6 million and decrease in adjusted gross profit of $5.8 million is attributable to the decrease in ADR and utilization.

Bakken Basin

Revenue for the Bakken Basin segment was $4.2 million for the three months ended March 31, 2020, as compared to $4.8 million for the three months ended March 31, 2019.

Adjusted gross profit for the Bakken Basin segment was $1.4 million for the three months ended March 31, 2020, as compared to $1.6 million for the three months ended March 31, 2019.

The decrease in revenue of $0.6  million and decrease in adjusted gross profit of $0.2 million was driven by a decrease utilization.

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

For additional discussion of risks related to our liquidity and capital resources, including the impact of COVID-19 as well as the impact of declining oil and gas prices, refer to the section titled “Risk Factors” included elsewhere in this report.

Capital Requirements

During the three months ended March 31, 2020 we incurred $6.7 million in capital expenditures. Our total annual 2020 capital budget included growth projects to increase community capacity. However,  in response to anticipated lower utilization levels resulting from the impact of oil price volatility and COVID-19 as previously discussed, the Company has reduced its anticipated 2020 growth capital expenditures by 50% to $5 – $10 million. The Company anticipates maintenance capital expenditures will be between $2 - $4 million.  As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
	March 31
	2020	2019

Net cash provided by (used in) operating activities	$10,551	$(6,745)
Net cash used in investing activities	(10,145)	(14,022)
Net cash provided by financing activities	329	31,693
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	—
Net increase in cash, cash equivalents and restricted cash	$717	$10,926

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Cash flows provided by operating activities. Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2020 compared to net cash used by operating activities of $6.8 million for the three months ended March 31, 2019.

The prior period cash outflow was driven largely by a transaction bonus of $28.5 million paid in March 2019 in connection with the closing of the Business Combination, which was fully funded by a capital contribution included in cash flows from financing activities.  The current period included an increase in cash outflow for interest of approximately $7.7 million driven by an increase in debt obligations originated with the closing of the Business Combination.  After factoring out the effects of these items, the current period is down by approximately $3.5 million due primarily to lower revenue and timing of collections and payments.

Cash flows used in investing activities. Net cash used in investing activities was $10.1 million for the three months ended March 31, 2020 compared to $14.0 million for the three months ended March 31, 2019. This decrease was primarily related to the decrease in discretionary capital expenditures.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $0.3 million for the three months ended March 31, 2020 compared to $31.7 million for the three months ended March 31, 2019. The decrease in cash from financing activities primarily reflects the decrease in cash received from the Business Combination and issuance of the 2024 Senior Secured Notes that occurred in March 2019 as well as an increase in cash paid for the purchase of treasury stock in the current period of $5.3 million as part of the Share Repurchase Program, which was accrued for as of December 31, 2019 and paid in January 2020.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of March 31, 2020 consisted of $2.0 million of capital leases and $0.7 of other financing arrangements.  In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  Additionally, $30 million was drawn on the New ABL Facility during June 2019 to fund the Superior acquisition.  An additional net amount of $15 million that was drawn during the fourth quarter of 2019 and the first quarter of 2020 to fund non-routine expenditures and remained outstanding as of

March 31, 2020.  The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 10 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 beginning September 15, 2019.    Refer to Note 10 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. Our largest customers for the three months ended March 31, 2020, were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 23.2% and 10.6% of revenues. The largest customers accounted for 18.0%, 12.0%, and 11% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2020.

Our largest customers for the three months ended March 31, 2019 were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 19.8% and 12.7% of revenues. The largest customer accounts for 8.2% of accounts receivable while the other customer accounted for 22.6% of accounts receivable as of March 31, 2019.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. For the three months ended March 31, 2020, our major supplier was Sysco representing 17.4%, of goods purchased, respectively.  For the three months ended March 31, 2019 our major suppliers were Palomar Modular Buildings, LLC, Roadmasters Transport Co., Inc, Vinco Inc. and W.C. Bell, Inc. representing 27.7%, 25.3%, 12.5% and 11.4% of goods purchased, respectively.

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of March 31, 2020:

Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Capital lease and other financing obligations	$2,715	$1,712	$1,003	$—	$—
Asset retirement obligations	3,274	—	3,274	—	—
Interest payments(1)	129,200	16,150	64,600	48,450	—
New ABL Facility	85,000	—	—	85,000	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$560,189	$17,862	$68,877	$473,450	$—

(1)

Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $129.2 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $1.0 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Future minimum lease payments at March 31, 2020 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2020	$1,598
2021	1,758
2022	1,345
2023	1,052
2024	323
Total	$6,076

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within our Annual Report on Form 10-K filed on March 13, 2020. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three months ended March 31, 2020 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Non-GAAP Financial Measures

We have included Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows which are measurements not calculated in accordance with US GAAP, in the discussion of our financial results because they are key metrics used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate our operating performance.

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

•	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
•	Currency gains, net: Foreign currency transaction gains or losses.
•

Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination.  As discussed in Note 3 of our notes to our unaudited consolidated financial statements included in this Form 10-Q, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.

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

•	Other adjustments: System implementation costs, claim settlement, business development and certain severance costs.

We define Discretionary cash flows as cash flows from operations less maintenance capital expenditures for specialty rental assets.

EBITDA reflects net income (loss) excluding the impact of interest expense and loss on extinguishment of debt, provision for income taxes, depreciation, and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors, and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

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

Target Hospitality also presents Discretionary cash flows because we believe it provides useful information regarding our business as more fully described below. Discretionary cash flows indicate the amount of cash available after maintenance capital expenditures for specialty rental assets for, among other things, investments in our existing business.

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believe that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flow provide useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
	March 31,
	2020	2019
Gross Profit	$27,147	$37,754
Depreciation of specialty rental assets	12,897	9,901
Adjusted gross profit	$40,044	$47,655

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
	March 31
	2020	2019
Net income (loss)	$3,801	$(13,979)
Income tax expense (benefit)	233	(1,850)
Interest expense, net	10,022	4,032
Loss on extinguishment of debt	—	907
Other depreciation and amortization	4,116	3,763
Depreciation of specialty rental assets	12,897	9,901
EBITDA	31,069	2,774

Adjustments
Other income, net	(734)	—
Restructuring costs	—	168
Currency gains, net	—	(38)
Transaction bonus amounts	—	28,519
Transaction expenses	24	8,048
Officer loan expense	—	1,583
Target Parent selling, general, and administrative costs	—	246
Stock-based compensation	884	—
Other adjustments	1,109	—
Adjusted EBITDA	$32,352	$41,300

The following table presents a reconciliation of Target Hospitality’s Net cash provided by (used in) operating activities to Discretionary cash flows:

	Three Months Ended
	March 31
	2020	2019
Net cash provided by (used in) operating activities	$10,551	$(6,745)
Less: Maintenance capital expenditures for specialty rental assets	(629)	(529)
Discretionary cash flows	$9,922	$(7,274)

Purchase of specialty rental assets	(10,751)	(14,623)
Purchase of property, plant and equipment	(13)	(37)
Receipt of insurance proceeds	619	—
Repayments from affiliates	—	638
Net cash used in investing activities	$(10,145)	$(14,022)

Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699
Proceeds from borrowings on finance and capital lease obligations	733	—
Principal payments on finance and capital lease obligations	(3)	(1,475)
Principal payments on borrowings from ABL	(22,500)	(27,790)
Proceeds from borrowings on ABL	27,500	47240
Repayment of affiliate note	—	(3,762)
Contributions from affiliate	—	39,107
Recapitalization	—	218,752
Recapitalization - cash paid to Algeco Seller	—	(563,134)
Payment of deferred financing costs	—	(13,944)
Purchase of treasury stock	(5,318)	—
Restricted shares surrendered to pay tax liabilities	(83)	—
Net cash provided by financing activities	$329	$31,693

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2020, we had $85.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.8 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2020.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As of March 31, 2020, there were changes in our system of internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) that occurred during the quarter then ended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as more fully described below.

In 2019, our management approved a plan to implement new accounting software which replaced our existing accounting systems at our corporate office. These systems were converted during the first quarter of 2020. In addition, we implemented a new chart of accounts which was adopted as part of this conversion. Although we believe the new software will enhance our internal controls over financial reporting and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change, we have continuously monitored controls through and around the system to provide reasonable assurance that controls are effective during and after each step of this implementation process.

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

Item 1A. Risk Factors

The global COVID-19 pandemic, along with the recent decrease in demand and oversupply of oil and natural gas during the first quarter of 2020, have had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with federal, state and local governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities and other actions to combat its spread, including restrictions or bans on travel and transportation, closures of work facilities and businesses, and quarantines and lock-downs. At the same time, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of the COVID-19 pandemic and recent actions by Saudi Arabia and Russia, resulting in a worldwide oversupply of oil and natural gas. The continued spread of COVID-19, related government and other restrictions and the oversupply of oil and natural gas are expected to result in a significant decrease in business from our customers who operate in the oil and gas industry or cause our customers who operate in the oil and gas industry to be unable to meet existing payment or other obligations to us. The pandemic and the oversupply of oil and natural gas, and the consequences of each of these circumstances, including the overall impact on the oil and gas industry, have dramatically reduced demand for workforce accommodations, especially in the oil and gas industry, dramatically impacting the level of exploration, development and production by our customers, which has and will continue to impact our business, operations, and financial results.

The extent to which the COVID-19 pandemic and the oversupply of oil and natural gas impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the scale of the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates; the timing and impact of oil production cuts agreed to among the members of the Organization of Petroleum Exporting Countries ("OPEC") and its partners on April 12, 2020; our ability to successfully navigate the impacts of the pandemic and the oil and natural gas oversupply on the operation of our communities; actions taken by governments, businesses and individuals in response to the pandemic, including new health and hygiene regulations and guidelines and continued limits or bans on travel; the short and longer-term impact of COVID-19 and the actions of Saudi Arabia, Russia and OPEC on exploration, development and production in the energy industry and levels of consumer confidence; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors; and how quickly economies and demand for our services recovers after the pandemic subsides.

The COVID-19 pandemic and recent oversupply and resultant decrease in demand for oil and natural gas have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•

Risks Related to Revenue: COVID-19 and the effects of the oversupply of oil and natural gas on our customers have negatively impacted, and will in the future negatively impact, to an extent we are currently unable to predict, revenues from our communities, which are primarily based on speciality rental and hospitality services provided to our customers, particularly those who operate in the oil and gas industry. COVID-19, the global oversupply of oil and natural gas and related political and economic factors have resulted in a significant decline in revenues for most of our oil and gas industry customers, resulting in a significantly greater risk to our business that these customers may be unable to pay or otherwise default on their obligations to us. Customers may want to renegotiate previously agreed multi-year contracts and may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Some of our customers may face bankruptcy and may not have sufficient assets to pay us termination fees, other unpaid fees or reimbursements we are owed under their agreements with us. Even if our customers do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our revenues and liquidity. Additionally, many of our customers are revising their capital budgets and adjusting their operations in response to COVID-19 and the oversupply of oil and natural gas, including furloughing or terminating a large percentage of their workforce and temporarily or permanently closing their exploration and production facilities, resulting in decreased demand for workforce accommodations now and in the immediate future. This may result in our having to temporarily close or consolidate some of our communities, in response to lower utilization and revenues, eliminating certain sources of our anticipated income and cash flows, which could negatively affect our results of operations. Also, we could experience impairments of our intangible assets or goodwill due to reduced revenues or cash flows.

•

Risks Related to Operations: Due to the significant decline in the demand for oil and natural gas, we have taken steps to reduce operating costs and improve efficiency, including terminating or furloughing a substantial number of our personnel. Such steps, and further changes we may make in the future to reduce costs to us may negatively impact our ability to attract and retain employees, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 pandemic, the oversupply of oil and natural gas and the related impacts on the oil and gas industry subside, including because they find new jobs during the furlough, we may experience operational challenges that impact customer loyalty and our market share, which could limit our ability to grow and expand our business and could reduce our profits. In addition, if we are unable to access capital to make physical improvements to our communities, the quality of our communities may suffer, which may negatively impact our reputation and customer loyalty, and our market share may suffer as a result.

•

Risks Related to Expenses: COVID-19, the oversupply of oil and natural gas and the resultant decreases in demand for our services from our customers in the oil and gas industry may require us to incur additional expenses. For example, depending on the length of the furloughs, we may need to make severance payments to some of our furloughed employees, even if we intend to have the employees return to work in the future. In addition, the implementation of COVID-19 related health and hygiene regulations and guidelines has impacted the manner and method in which we provide certain services in our communities, including our catering services and cleaning and sanitation practices. As a result, our communities have incurred and will continue to incur additional costs due to these changes, from increased demand and frequency of cleaning and sanitation throughout our communities and the requirement that all food service be conducted through "to go" containers, until restrictions on group gatherings allow our dining areas to be reopened. While the federal, state and local governments in the regions in which we operate have implemented and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the costs and other impacts of COVID-19. Even after the COVID-19 pandemic subsides and if or when the actions of OPEC mitigate the impact of the oversupply of oil and natural gas, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions, in response to potential future pandemic outbreaks, or changes in the utilization of our communities and services by our oil and gas customers.

•

Risks Related to Growth: Our potential plans for the growth and development of our business have been impacted by COVID-19 and the oversupply of oil and natural gas and may continue to be impacted for an unknown period of time. Many companies, including those in the hospitality and energy industries, are finding it difficult or impossible to obtain financing on commercially favorable terms. If COVID-19 or general economic weakness, including due to the oversupply of oil and natural gas, causes further deterioration in the capital markets and/or our financial condition deteriorates due to the changes and limitations placed on our business operations due to COVID-19 and/or the oversupply of oil and natural gas and the resultant impact on our customers in the oil and gas industry, we may be unable to make additional draws on our existing financing commitments to develop or acquire additional communities (See "—Risks Related to Funding" below).

•

Risks Related to Funding: As of March 31, 2020, we, through our wholly-owned indirect subsidiary, Arrow Bidco, had $425 million of total indebtedness consisting of $85 million of borrowings under the New ABL Facility and $340 million of Notes. To the extent we draw further under the New ABL Facility, our long-term debt could increase substantially. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the speciality rental and hospitality services industry as a whole. As a result of COVID-19 and the oversupply of oil and natural gas, some credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our access to capital and the cost of debt financing could be further negatively impacted. As previously disclosed, the amount of borrowings permitted at any time under the New ABL Facility is subject to compliance with limits based on a periodic borrowing base valuation of the borrowing base assets thereunder. As a result, our access to credit under the New ABL Facility is subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. As a result of any change in valuation, additional restrictions on the way Arrow Bidco and its subsidiaries can operate may apply, and the availability of funds under the New ABL Facility may be reduced, or we may be required to make a repayment of borrowings under the New ABL Facility, each of which may be significant. The inability to borrow under the New ABL Facility or the obligation to use available cash to repay the New ABL Facility as a result of a valuation change may adversely affect our liquidity, results of operations and financial position. Also, if we become subject to and are unable to comply with the covenants under the New ABL Facility, the lenders under the New ABL Facility will have the right to terminate their commitments thereunder and declare any outstanding loans thereunder immediately due and payable. A default under the New ABL Facility could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party, including our Notes. For more information on the risks related to our existing indebtedness, see the section entitled "Risk Factors—Risks Relating to Our Indebtedness" in our 2019 10-K file on March 13, 2020. In addition, COVID-19 and its impact on global and regional economies, including the demand for oil and natural gas, has made it difficult to obtain financing on attractive terms, or at all, and the availability and cost of any future borrowings are affected by our credit ratings. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

COVID-19, the volatile regional and global economic conditions stemming from the pandemic, the reactions to future pandemics or recurrences of COVID-19 and the recent decrease in demand and oversupply of oil and natural gas could also precipitate or aggravate the other risk factors that we identifies in our 2019 10-K filed on March 13, 2020 or in this Quarterly Report on Form 10-Q, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price, as disclosed above or in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On August 15, 2019, the Company's Board of Directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our common shares from August 30, 2019 to August 15, 2020. During the year ended December 31, 2019, the Company repurchased 4,414,767 common shares for approximately $23.6 million. As of March 31, 2020, the 2019 Plan had a remaining capacity of approximately $51.5 million.  No purchases were made for the three months ended March 31, 2020.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Exhibit Description

10.1	Form of Executive Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.2	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.3	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2020) (incorporated by references to Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the SEC on May 21, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Target Hospitality Corp.

Dated: May 28, 2020	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer