Form 10-Q
period 2020-06-30
Target Hospitality Corp.
filed 2020-08-10
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(800) 832-4242

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ⌧.

There were 102,553,973 shares of Common Stock, par value $0.0001 per share, outstanding as of August 7, 2020.

Target Hospitality Corp.

FORM 10-Q

June 30, 2020

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,929	$6,787
Accounts receivable, less allowance for doubtful accounts of $1,893 and $989, respectively	43,110	48,483
Prepaid expenses and other assets	5,720	4,649
Related party receivable	572	876
Total current assets	69,331	60,795

Restricted cash	52	52
Specialty rental assets, net	336,218	353,695
Other property, plant and equipment, net	10,805	11,541
Goodwill	41,038	41,038
Other intangible assets, net	110,456	117,866
Deferred tax asset	9,104	6,427
Deferred financing costs revolver, net	4,058	4,688
Other non-current assets	6,123	4,690
Total assets	$587,185	$600,792

Liabilities
Current liabilities:
Accounts payable	$14,182	$7,793
Accrued liabilities	25,409	35,330
Deferred revenue and customer deposits	13,331	16,809
Current portion of capital lease and other financing obligations (Note 10)	1,004	989
Total current liabilities	53,926	60,921

Other liabilities:
Long-term debt (Note 10):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,613)	(2,876)
Less: unamortized term loan deferred financing costs	(12,598)	(13,866)
Long-term debt, net	324,789	323,258
Revolving credit facility (Note 10)	85,000	80,000
Long-term capital lease and other financing obligations	1,017	996
Deferred revenue and customer deposits	4,837	9,390
Asset retirement obligations	2,914	2,825
Total liabilities	472,483	477,390

Commitments and contingencies (Note 14)
Stockholders' equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 105,441,664 issued and 101,108,217 outstanding as of June 30, 2020 and 105,254,929 issued and 100,840,162 outstanding as of December 31, 2019.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of June 30, 2020 and December 31, 2019, respectively.	(23,559)	(23,559)
Additional paid-in-capital	113,559	111,794
Accumulated other comprehensive loss	(2,624)	(2,558)
Accumulated earnings	27,316	37,715
Total stockholders' equity	114,702	123,402
Total liabilities and stockholders' equity	$587,185	$600,792

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Services income	$25,257	$59,832	$79,195	$120,905
Specialty rental income	12,968	15,143	29,551	28,873
Construction fee income	15,395	6,383	16,528	13,562
Total revenue	53,620	81,358	125,274	163,340
Costs:
Services	31,459	29,736	60,466	61,745
Specialty rental	1,701	2,490	4,304	4,808
Depreciation of specialty rental assets	12,266	9,960	25,162	19,861
Gross profit	8,194	39,172	35,342	76,926
Selling, general and administrative	10,101	10,925	20,092	55,676
Other depreciation and amortization	4,098	3,816	8,214	7,579
Restructuring costs	—	—	—	168
Other expense (income), net	446	(123)	(569)	(161)
Operating income (loss)	(6,451)	24,554	7,605	13,664
Loss on extinguishment of debt	—	—	—	907
Interest expense, net	10,178	9,853	20,200	13,884
Income (loss) before income tax	(16,629)	14,701	(12,595)	(1,127)
Income tax expense (benefit)	(2,429)	4,121	(2,196)	2,272
Net income (loss)	(14,200)	10,580	(10,399)	(3,399)
Other comprehensive income
Foreign currency translation	45	(144)	(66)	(144)
Comprehensive income (loss)	$(14,155)	$10,436	$(10,465)	$(3,543)

Weighted average number shares outstanding - basic and diluted	96,003,079	100,217,035	95,926,467	89,960,451

Net income (loss) per share - basic and diluted	$(0.15)	$0.11	$(0.11)	$(0.04)

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

($ in thousands)

	Common Stock		Common Stock in Treasury
					Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2018 as previously reported	—	$—	—	$—	$—	$307,366	$(2,463)	$44,088	$348,991
Retroactive application of recapitalization	74,786,327	7	—	—	319,968	(307,366)	—	(12,609)	—
Adjusted Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$—	$(2,463)	$31,479	$348,991

Net loss	—	—	—	—	—	—	—	(13,979)	(13,979)
Recapitalization transaction	30,446,606	3	—	—	314,194	—	—	—	314,197
Contribution	—	—	—	—	39,107	—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)	—	—	—	(563,134)
Balances at March 31, 2019	105,232,933	$10	—	$—	$110,135	$—	$(2,463)	$17,500	$125,182

Net income	—	—	—	—	—	—	—	10,580	10,580
Stock-based compensation	—	—	—	—	210	—	—	—	210
Cumulative translation adjustment	—	—	—	—	—	—	(144)	—	(144)
Balances at June 30, 2019	105,232,933	$10	—	$—	$110,345	$—	$(2,607)	$28,080	$135,828

Balances at December 31, 2019	100,840,162	$10	4,414,767	$(23,559)	$111,794	$—	$(2,558)	$37,715	$123,402
Net income	—	—	—	—	—	—	—	3,801	3,801
Stock-based compensation	83,831	—	—	—	884	—	—	—	884
Shares used to settle payroll tax withholding	—	—	—	—	(83)	—	—	—	(83)
Cumulative translation adjustment	—	—	—	—	—	—	(111)	—	(111)
Balances at March 31, 2020	100,923,993	$10	4,414,767	$(23,559)	$112,595	$—	$(2,669)	$41,516	$127,893

Net loss	—	—	—	—	—	—	—	(14,200)	(14,200)
Stock-based compensation	184,224	—	—	—	1,038	—	—	—	1,038
Shares used to settle payroll tax withholding	—	—	—	—	(74)	—	—	—	(74)
Cumulative translation adjustment	—	—	—	—	—	—	45	—	45
Balances at June 30, 2020	101,108,217	$10	4,414,767	$(23,559)	$113,559	$—	$(2,624)	$27,316	$114,702

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,399)	$(3,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,957	20,385
Amortization of intangible assets	7,410	7,055
Accretion of asset retirement obligation	89	103
Amortization of deferred financing costs	1,899	1,250
Amortization of original issue discount	263	147
Stock-based compensation expense	1,936	210
Officer loan compensation expense	—	1,583
Gain on involuntary conversion	(619)	—
Loss on extinguishment of debt	—	907
Loss on involuntary conversion	—	11
Deferred income taxes	(2,667)	1,499
Provision for loss on receivables, net of recoveries	2,050	296
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	3,440	5,131
Related party receivable	295	(588)
Prepaid expenses and other assets	(1,109)	522
Accounts payable and other accrued liabilities	6,336	(9,204)
Deferred revenue and customer deposits	(8,031)	(6,225)
Other non-current assets and liabilities	(1,491)	(907)
Net cash provided by operating activities	25,359	18,776
Cash flows from investing activities:
Purchase of specialty rental assets	(12,310)	(46,729)
Purchase of property, plant and equipment	(70)	(127)
Purchase of business, net of cash acquired	—	(30,000)
Receipt of insurance proceeds	619	362
Repayments from affiliates	—	638
Net cash used in investing activities	(11,761)	(75,856)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699
Principal payments on finance and capital lease obligations	(10,115)	(1,890)
Proceeds from borrowings on finance and capital lease obligations	10,151	—
Principal payments on borrowings from ABL	(37,500)	(27,790)
Proceeds from borrowings on ABL	42,500	77,240
Repayment of affiliate note	—	(3,762)
Contributions from affiliate	—	39,107
Recapitalization	—	218,752
Recapitalization - cash paid to Algeco Seller	—	(563,134)
Payment of deferred financing costs	—	(19,799)
Restricted shares surrendered to pay tax liabilities	(159)	—
Purchase of treasury stock	(5,318)	—
Net cash provided by (used in) financing activities	(441)	55,423

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(144)

Net increase (decrease) in cash, cash equivalents and restricted cash	13,142	(1,801)
Cash, cash equivalents and restricted cash - beginning of period	6,839	12,451
Cash, cash equivalents and restricted cash - end of period	$19,981	$10,650

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(2,126)
Non-cash contribution from affiliate - forgiveness of affiliate note	$—	$104,285
Non-cash distribution to PEAC - liability transfer from PEAC, net	$—	$(8,840)
Non-cash change in accrued deferred financing costs	$—	$(570)

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$19,929	$10,393
Restricted cash	52	257
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,981	$10,650

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” or the “Company”) was formed on March 15, 2019 and is one of the largest vertically integrated specialty rental and hospitality services companies in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, and laundry service. Target Hospitality serves clients in oil, gas, mining, alternative energy, government and immigrations sectors principally located in the West Texas, South Texas, Oklahoma and Bakken regions, as well as various large linear-construction (pipeline and infrastructure) projects in the United States.

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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, and the adjustments described as part of the Business Combination discussed in Note 3, necessary for a fair statement of financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The consolidated balance sheet as of December 31, 2019, was derived from the audited consolidated balance sheets of Target Hospitality Corp. but does not contain all of the footnote disclosures from those annual financial statements.

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

Cost of services includes labor, food, utilities, supplies, rent and other direct costs associated with operating the lodging units as well as costs associated with construction services. Cost of rental includes leasing costs and other direct costs of maintaining the lodging units. Costs associated with contracts include sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. In June 2020, the FASB issued ASU No. 2020-05 to delay the effective date for the new standard for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 for non-issuers (including EGCs).  Early application continues to be allowed.  Topic 842 allows an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to adopt under the new optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASU 2016-13 or Topic 326). This new standard changes how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued for reporting periods beginning after December 15, 2022 and interim periods within those reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350-40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. Accounting for the hosting component of the arrangement is not affected. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted this pronouncement prospectively on January 1, 2019 as a result of deciding to implement cloud computing systems during 2019.  Such implementations began in 2019 and, as a result, the Company capitalized certain implementation costs during 2019.  Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs over the period of the service arrangement into selling, general and administrative expenses.  Refer to Note 8 for additional details.

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

Recent Developments – COVID-19 and Disruption in Oil and Gas Industry

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by the Coronavirus Disease 2019 (“COVID-19”), a novel coronavirus strain commonly referred to as “coronavirus”.  The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presents new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  The Company’s ability to operate and supply chain have not experienced material disruptions and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities. However, the situation surrounding COVID-19 and the decrease in demand for oil and natural gas, and simultaneous oversupply has had material adverse impacts on the Company’s operating results.  The situation remains fluid and the potential for additional material impacts on the Company increases the longer the virus impacts the level of economic activity in the United States and globally.  The economic effects of this have led the Company to implement several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company has temporarily closed and consolidated several communities in the Permian Basin and in May of 2020, the Company temporarily closed all communities in the Bakken Basin. Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market.

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

As a result of the impact of COVID-19 and the disruption in the oil and gas industry, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in demand for oil and natural gas, given that a significant portion of our customer base operates in the oil and gas industry, changes in economic outlook may change our long-term projections.  During the second quarter of 2020, we did not identify further triggers or indicators of impairment and therefore did not perform a quantitative impairment test.  Refer to Note 7 for additional information on our goodwill impairment testing and the related results.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2020.

2. Revenue

Total revenue under contracts recognized under Topic 606 was $95.7 million and $134.5 million for the six months ended June 30, 2020 and 2019, respectively, while $29.6 million and $28.9 million was specialty rental income subject to the guidance of ASC 840 for the six months ended June 30, 2020 and 2019, respectively. Total revenue under contracts recognized under Topic 606 was $40.7 million and $66.2 million for the three months ended June 30, 2020 and 2019, respectively, while $13 million and $15.1 million was specialty rental income subject to the guidance of ASC 840 for the three months ended June 30, 2020 and 2019, respectively.

The following table disaggregates our revenue by our three reportable segments as well as the All Other category: Permian Basin, Bakken Basin, Government, and All Other for the dates indicated below:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Permian Basin
Services income	$18,340	$47,100	$61,627	$95,898
Construction fee income	-	494	-	494
Total Permian Basin revenues	18,340	47,594	61,627	96,392

Bakken Basin
Services income	$366	$5,739	$4,551	$10,511
Total Bakken Basin revenues	366	5,739	4,551	10,511

Government
Services income	$6,426	$6,030	$12,280	$12,767
Total Government revenues	6,426	6,030	12,280	12,767

All Other
Services income	$125	$1,008	$738	$1,818
Construction fee income	15,395	5,846	16,528	12,980
Total All Other revenues	15,519	6,854	17,266	14,798

Total revenues	$40,652	$66,217	$95,724	$134,468

As a result of the current market environment discussed in Note 1 “Summary of Significant Accounting Policies - Recent Developments – COVID-19 and Disruption in Oil and Gas Industry”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company has experienced customers who have filed for bankruptcy, which has been reflected in the bad debt expense recognized in the accompanying unaudited consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

To date, there has been deterioration in the collectability of our receivables as mentioned above, and we are likely to experience additional challenges in collections due to uncertainties around the continued impact of the COVID-19 global pandemic and decrease in demand for oil and natural gas as discussed in Note 1.  As a result of our estimate of the impact, an additional amount of bad debt expense of approximately $1.6 million was recognized during the three months ended June 30, 2020.

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

Contract liabilities under Topic 606 primarily consist of deferred revenue that represent room nights that the customer has not used and may use in the future. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Six Months Ended
	June 30,
	2020	2019
Balances at Beginning of the Period	$26,199	$37,376
Additions to deferred revenue	2,812	4,213
Revenue recognized	(10,843)	(10,438)
Balances at End of the Period	$18,168	$31,151

As of June 30, 2020, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized as of June 30, 2020	$23,183	$35,366	$14,952	$-	$73,501

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

Prior to the Business Combination, Platinum Eagle had 32,500,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Shares”) outstanding and 8,125,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Shares”) outstanding, which was comprised of Founder Shares held by the Founders (as defined below) and Former Platinum Eagle Director Shares held by individuals who are not founders but were directors of PEAC.

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

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019 as more fully discussed in Note 15.

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

Superior added $5.9 million and $2.2 million to our revenue and income before income taxes, respectively, for the six months ended June 30, 2020.  For the three months ended June 30, 2020, Superior added $2.2 million and $0.6 million to our revenue and income before taxes, respectively.

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

5. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2020	2019
Specialty rental assets	$549,968	$545,399
Construction-in-process	11,381	8,672
Less: accumulated depreciation	(225,131)	(200,376)
Specialty rental assets, net	$336,218	$353,695

Depreciation expense related to Specialty rental assets was $25.2 million and $19.9 million for the six months ended June 30, 2020 and 2019, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss).  For the three months ended June 30, 2020 and 2019, depreciation of Specialty rental assets was $12.3 million and $10.0 million, respectively.

6. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2020	2019
Land	$9,155	$9,155
Buildings and leasehold improvements	978	978
Machinery and office equipment	1,972	1,903
Software and other	1,649	1,690
	13,754	13,726
Less: accumulated depreciation	(2,949)	(2,185)
Total other property, plant and equipment, net	$10,805	$11,541

Depreciation expense related to other property, plant and equipment was $0.8 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).  For the three months ended June 30, 2020 and 2019, depreciation related to other property, plant and equipment was $0.4 million and $0.3 million, respectively.

7. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the Permian Basin business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2019	$34,180
Acquisition of Superior	6,858
Balance at December 31, 2019	41,038
Changes in Goodwill	-
Balance at June 30, 2020	$41,038

As a result of the global COVID-19 pandemic and the recent decrease in demand and oversupply of oil and natural gas during the first quarter of 2020 which impacted the trading price of our common stock, we identified a trigger event requiring us to assess our long-lived and intangibles assets for recoverability and perform a quantitative impairment assessment as of March 31, 2020 of reporting units with goodwill, all of which is within the Permian Basin reporting unit.

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

During the three months ended June 30, 2020, we considered the continued effects resulting from the COVID-19 pandemic and oil and gas price volatility as part of our review for indicators of potential impairment and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s Permian Basin reporting unit was less than the carrying amount as of June 30, 2020. Based on the Company’s current long-term projections and the extent of fair value in excess of carrying value at the Company's March 31, 2020 quantitative impairment test date, management concluded that it is not more likely than not that the fair value of the Company's Permian Basin reporting unit was less than its carrying amount as of  June 30, 2020 and therefore an impairment test as of June 30, 2020 was not required.  The Company will continue to monitor the situation for any additional changes in economic conditions.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.9	$132,720	$(38,664)	$94,056
Total		132,720	(38,664)	94,056
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,120	$(38,664)	$110,456

	December 31, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	7.4	$132,720	$(31,254)	$101,466
Total		132,720	(31,254)	101,466
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,120	$(31,254)	$117,866

The aggregate amortization expense for intangible assets subject to amortization was $7.4 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2020 and 2019, amortization expense related to intangible assets was $3.7 million and $3.5 million, respectively.

The estimated aggregate amortization expense as of June 30, 2020 for each of the next five years and thereafter is as follows:

Rest of 2020	$7,246
2021	14,656
2022	13,302
2023	12,881
2024	12,881
Thereafter	33,090
Total	$94,056

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

	June 30,	December 31,
	2020	2019
Cloud computing implementation costs	$6,859	$4,690
Less: accumulated amortization	(736)	-
Other non-current assets	$6,123	$4,690

None of these costs were amortized during 2019 as the related systems were not ready for their intended use as of December 31, 2019.  Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.8 million and $0.0 for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, amortization expense amounted to approximately $0.4 million and $0.0, respectively.

9. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2020	2019
Employee accrued compensation expense	$3,620	$7,130
Other accrued liabilities	12,022	18,482
Accrued interest on debt	9,767	9,718
Total accrued liabilities	$25,409	$35,330

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$2,613	$12,598

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $2.6 million is presented on the face of the consolidated balance sheet as of June 30, 2020 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of June 30, 2020 consisted of approximately $1.4 million of capital leases related primarily to vehicles and approximately $0.6 million of other financing arrangements.

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

The Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:

●	85% of the net book value of the Borrowers’ eligible accounts receivables, plus
●	the lesser of (i) 95% of the net book value of the Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the Borrowers’ eligible rental equipment, minus
●	customary reserves

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

The New ABL Facility also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of the Borrowers, their restricted subsidiaries, and where applicable, Topaz, to:

●	incur additional indebtedness, issue disqualified stock and make guarantees;
●	incur liens on assets;
●	engage in mergers or consolidations or fundamental changes;
●	sell assets;
●	pay dividends and distributions or repurchase capital stock;
●	make investments, loans and advances, including acquisitions;
●	amend organizational documents and master lease documents;
●	enter into certain agreements that would restrict the ability to pay dividends;
●	repay certain junior indebtedness; and
●	change the conduct of its business.

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

	June 30,	December 31,
	2020	2019
Capital lease and other financing obligations	$2,021	$1,985
ABL facilities	85,000	80,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(2,613)	(2,876)
Less: unamortized term loan deferred financing costs	(12,598)	(13,866)
Total debt, net	411,810	405,243
Less: current maturities	(1,004)	(996)
Total long-term debt	$410,806	$404,247

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest expense incurred on Notes Due to Affiliates	$-	$-	$-	$1,955
Interest incurred on capital lease and other financing obligations	52	-	68	-
Interest expense incurred on ABL facilities and Notes	8,990	8,792	17,970	10,532
Amortization of deferred financing costs on ABL facilities and Notes	995	935	1,899	1,250
Amortization of original issue discount on Notes	141	126	263	147
Interest expense, net	$10,178	$9,853	$20,200	$13,884

The interest expense incurred on Notes Due to Affiliates shown in the above table was associated with an affiliate note between Signor and a TDR affiliate that was settled in the form of a capital contribution upon consummation of the Business Combination as discussed in Note 3.

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $15.9 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of June 30, 2020. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of June 30, 2020. Accumulated amortization expense related to the deferred financing costs was approximately $3.3 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively. Accumulated amortization of the original issue discount was approximately $0.7 million and $0.4 million as of June 30, 2020 and December 31, 2019.

The Company also incurred deferred financing costs associated with the New ABL Facility as a result of the Business Combination in the amount of approximately $3.9 million, which are capitalized and presented on the unaudited consolidated balance sheet within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

The New ABL Facility was considered a modification of the Algeco ABL facility for accounting purposes. Certain of the lenders under the Algeco ABL facility are also lenders under the New ABL Facility. As the borrowing capacity of each of the continuing lenders in the New ABL Facility is greater than the borrowing capacity of the Algeco ABL facility, the unamortized deferred financing costs at the time of the modification of approximately $1.8 million associated with the continuing lenders of the Algeco ABL facility was deferred and is being amortized over the remaining term of the New ABL Facility. Any unamortized deferred financing costs from the Algeco ABL facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income (loss) as of the modification date. The Company recognized a charge of $0.9 million in loss on extinguishment of debt related to the write-off of deferred financing costs pertaining to non-continuing lenders for the six months ended June 30, 2019.

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL facility and New ABL Facility was approximately $1.6 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2020 and 2019, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of June 30, 2020, consists of the following:

Rest of 2020	$1,004
2021	700
2022	317
2023	85,000
2024	340,000
Total	$427,021

11. Income Taxes

Income tax benefit was $2.2 million and expense of $2.3 million for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, income tax benefit was $2.4 million and expense of $4.1 million, respectively.  The effective tax rate for the three months ended June 30, 2020 and 2019, was 14.57% and 28.04%, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019, was 17.40% and -201.60%, respectively. The fluctuation in the rate for the six months ended June 30, 2020 and 2019 results primarily from the relationship of year-to-date loss before income tax for the six months ended June 30, 2020 and 2019 and the discrete treatment of the Transaction bonus amounts and Transaction costs discussed in Note 3.

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

As discussed in Note 1, we determined the CARES ACT did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2020.

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

	June 30, 2020		December 31, 2019
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 10) - Level 2	$(85,000)	$(85,000)	$(80,000)	$(80,000)
Senior Secured Notes (See Note 10) - Level 1	$(324,789)	$(264,911)	$(323,258)	$(325,693)

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019.

13. Business Restructuring

The Company incurred costs associated with restructuring plans that originated in 2017 designed to streamline operations and reduce costs of $0.0 and $0.2 million during the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, $0 was incurred.  The following is a summary of the activity in our restructuring accruals:

	June 30,
	2020	2019
Balance at January 1	$—	$1,462
Charges during the period	—	168
Cash payments during the period	—	(1,630)
Balance at June 30,	$—	$—

The restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of June 30, 2020.

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

15. Related Parties

Loans to officers were provided as retention payments and were earned and forgiven over a four-year period and charged to compensation expense on a straight-line basis as amounts were forgiven. No amounts were due as of June 30, 2020 and June 30, 2019 as the remaining amounts due were forgiven on March 15, 2019 as part of the consummation of the Business Combination.  Compensation expense recognized for the six months ended June 30, 2020 and June 30, 2019, totaled $0.0 million and $1.6 million, respectively, and are included in selling, general and administrative expense in the consolidated statement of comprehensive income (loss).

During the six months ended June 30, 2020 and 2019, respectively, the Company incurred $0.8 million and $0.4 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). For the three months ended June 30, 2020 and 2019, respectively $0.4 million and $0.2 million in commissions were incurred. At June 30, 2020 and December 31, 2019, respectively, the Company accrued $0.4 million and $0.2 million for these commissions.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The Company and Algeco Global are each majority owned by TDR Capital.  This reimbursement for the three and six months ended June 30, 2020 amounts to approximately $0.3 million and $0.6 million, respectively, and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while approximately $0.6 million is recorded as a related party receivable on the consolidated balance sheet as of June 30, 2020.  This reimbursement for the three and six months ended June 30, 2019 amounts to approximately $0.6 million and $0.6 million, respectively, and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while approximately $0.9 million is recorded as a related party receivable on the consolidated balance sheet as of December 31, 2019.

16. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A loss was recorded for the six months ended June 30, 2020 and 2019. A loss was recorded for the three months ended June 30, 2020, while net income was recorded for the three months ended June 30, 2019. The following table presents basic and diluted EPS for the periods indicated below ($ in thousands, except per share amounts):

	For Three Months Ended		For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Numerator
Net income (loss) attributable to Common Stockholders	$(14,200)	$10,580	$(10,399)	$(3,399)

Denominator
Weighted average shares outstanding - basic and diluted	96,003,079	100,217,035	95,926,467	89,960,451

Net income (loss) per share - basic and diluted	$(0.15)	$0.11	$(0.11)	$(0.04)

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

Warrants representing 16,166,650 shares of the Company’s common stock for the three and six months ended June 30, 2020 and June 30, 2019, respectively, were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 18, RSUs and stock options were outstanding for the three and six months ended June 30, 2020 and 2019.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

As discussed in Note 17, the Company repurchased shares of its outstanding common stock.  These shares of treasury stock have been excluded from the computation of EPS.

17. Stockholders’ Equity

Common Stock

As of June 30, 2020, and December 31, 2019, Target Hospitality had 105,441,664 and 105,254,929 shares of Common Stock, par value $0.0001 per share issued while 101,108,217 and 100,840,162 were outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 3.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2020, no preferred shares were issued and outstanding.

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

As of June 30, 2020, and December 31, 2019, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

Common Stock in Treasury

On August 15, 2019, the Company's Board of Directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of common stock from August 30, 2019 to August 15, 2020. During the six months ended June 30, 2020, the Company did not repurchase any common stock.  As of June 30, 2020, 4,414,767 shares of common stock for an aggregated price of approximately $23.6 million were held as treasury stock (at cost). As of June 30, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million.

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

Restricted Stock Units

On May 21, 2019, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers, other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 212,621.  These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on May 21, 2020, 2021, 2022, and 2023.  On September 3, 2019, our recently appointed Chief Financial Officer received a grant of 81,434 RSUs, which vested on March 15, 2020 and 48,860 RSUs, which vest on each of the first four anniversaries of the grant date, respectively.  Also on May 21, 2019, the number of RSUs granted to non-executive directors of the board totaled to 81,967. On May 20, 2020, the Compensation Committee also awarded a total of 477,529 restricted stock units to our non-executive directors of the board. The RSU awards granted in 2019 and 2020 to non-executive directors of the board vest one year from the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.

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

Further, on March 4, 2020, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers and other employees.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 503,757. These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on March 4, 2021, 2022, 2023, and 2024.

As a result of the recent volatility in the global financial and commodity markets created by the COVID-19 pandemic, the Company has implemented measures to reduce the Company’s ongoing cash expenses. Consistent with that goal, the Compensation Committee approved the Salary Reduction Equity Award Program (the “Salary Program”), effective April 1, 2020.  Pursuant to the Salary Program, the Company has reduced the base salary amounts paid to certain executive officers and other employees by up to 20% for the period between April 1, 2020 and December 31, 2020.  On April 1, 2020 and as contemplated by the Salary Program, the Company awarded 201,988 RSUs pursuant to the Plan to participants in the Salary Program. The number of RSUs granted was equal to (x) the reduced compensation amount that would have been paid during the remaining nine calendar months, divided by (y) the 10-day volume-weighted average price of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), prior to and including the grant date. The RSUs will ratably vest on the first of every month (with the exception of April, for administrative purposes that will be April 15) through December 2020. Shares received upon settlement of RSUs granted under the Salary Program will not be subject to any sale restrictions that would otherwise apply under the Company’s ownership guidelines; however, the provisions of the Company’s Securities Trading Policy will continue to apply to such shares.

Concurrent with the approval of the Salary Program, the Compensation Committee approved the Director Retainer Reduction Equity Award Program (the “Director Retainer Program”), effective April 1, 2020. Pursuant to the Director Retainer Program, the Company reduced the cash retainer paid to non-employee directors by 20%.  During the three months ended June 30, 2020 and as contemplated by the Director Retainer Program, the Company awarded 66,070 RSUs pursuant to the Plan to each participant in the Director Retainer Program. The number of RSUs granted was equal to (x) the reduced retainer amount that would have been paid during the remaining three quarters, divided by (y) the 10-day volume-weighted average price of the Common Stock prior to and including the grant date. The RSUs will ratably vest on June 30, September 30 and December 31, 2020. Shares received upon settlement of RSUs granted under the Director Retainer Program will not be subject to any sale restrictions that would otherwise apply under the Company’s ownership guidelines; however, the provisions of the Company’s Securities Trading Policy will continue to apply to such shares.

During the six months ended June 30, 2020, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	401,797	$9.31
Granted	1,374,085	3.07
Vested and released	(362,503)	6.45
Forfeited	(21,159)	10.83
Balance at June 30, 2020	1,392,220	$3.93

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the six months ended June 30, 2020 and 2019, was approximately $1.6 million and $0.1 million, respectively, with an associated tax benefit of $0.4 million and less than $0.1 million, respectively.  For the three months ended June 30, 2020 and 2019, stock-based compensation expense for RSUs was approximately $0.8 million and $0.1 million, respectively. At June 30, 2020, unrecognized compensation expense related to RSUs totaled approximately $5.0 million and is expected to be recognized over a remaining term of approximately 3.06 years.

Stock Option Awards

On May 21, 2019, the Compensation Committee granted 482,792 time-based stock option awards to certain employees. On September 3, 2019 the Compensation Committee made an additional grant of 171,429 time-based stock options to our newly appointed Chief Financial Officer.  Additionally, on March 4, 2020 the Compensation Committee granted 1,140,873 time-based stock option awards to certain employees.  Each option represents the right upon vesting, to buy one share of the Company’s common stock, par value $0.0001 per share, for $4.51 to $10.83 per share. The stock options vest in four equal installments on each of the first four anniversaries of the grant date and expire ten years from the grant date.

The following table presents the changes in stock options outstanding and related information for our employees:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2019	579,370	$9.44	9.48	$-
Granted	1,140,875	4.51	-	-
Forfeited	(16,842)	10.83	-	-
Outstanding Options at June 30, 2020	1,703,403	$6.13	9.44	$-

99,175 stock options were exercisable at June 30, 2020.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss) for the six months ended June 30, 2020 and 2019, was approximately $0.3 million and $0.1 million, respectively, with an associated tax benefit of $0.1 million and less than 0.1 million, respectively. For the three months ended June 30, 2020 and 2019, stock-based compensation expense was approximately $0.2 million and $0.1 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At June 30, 2020, unrecognized compensation expense related to stock options totaled $2.7 million and is expected to be recognized over a remaining term of approximately 3.44 years.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

		Assumptions
Weighted average expected stock volatility	%	25.80
Expected dividend yield	%	0.00
Expected term (years)		6.25
Risk-free interest rate (range)%		0.82 - 2.26
Exercise price (range)		$4.51 - 10.83
Weighted-average grant date fair value		$1.87

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. 16,842 stock options were forfeited during the six months ended June 30, 2020.

19. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the six months ended June 30, 2020 and 2019, we recognized expense of $0.4 million and $0.5 million, respectively, related to these matching contributions. For the three months ended June 30, 2020 and 2019, we recognized expense of $0.2 million and $0.2 million, respectively.

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

The table below presents information about reported segments for the three and six months ended June 30 (except for asset information for 2019 that is presented as of December 31):

2020

	Permian Basin	Bakken Basin	Government	All Other		Total
For the Six Months Ended June 30, 2020
Revenue	$70,195	$4,551	$33,263	$17,265		$125,274
Adjusted gross profit	$33,652	$235	$24,488	$2,129		$60,504
Total Assets	$293,619	$56,880	$31,722	$5,840		$388,061

For the Three Months Ended June 30, 2020
Revenue	$21,064	$366	$16,671	$15,519	(a)	$53,620
Adjusted gross profit	$6,860	$(1,169)	$12,909	$1,860		$20,460

2019

	Permian Basin	Bakken Basin	Government	All Other		Total
For the Six Months Ended June 30, 2019
Revenue	$104,748	$10,511	$33,285	$14,796	(a)	$163,340
Adjusted gross profit	$65,182	$4,333	$24,168	$3,104		$96,787
Total Assets (as of December 31, 2019)	$305,701	$59,134	$35,484	$5,955		$406,274

For the Three Months Ended June 30, 2019
Revenue	$52,037	$5,738	$16,729	$6,854	(a)	$81,358
Adjusted gross profit	$32,588	$2,698	$12,317	$1,529		$49,132

(a)	Revenues are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total reportable segment adjusted gross profit	$18,600	$47,603	$58,375	$93,683
Other adjusted gross profit	1,860	1,529	2,129	3,104
Depreciation and amortization	(16,364)	(13,776)	(33,376)	(27,440)
Selling, general, and administrative expenses	(10,101)	(10,925)	(20,092)	(55,676)
Restructuring costs	—	—	—	(168)
Other expense (income), net	(446)	123	569	161
Loss on extinguishment of debt	—	—	—	(907)
Interest expense, net	(10,178)	(9,853)	(20,200)	(13,884)
Consolidated income (loss) before income taxes	$(16,629)	$14,701	$(12,595)	$(1,127)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2020	December 31, 2019
Total reportable segment assets	$382,221	$400,319
Other assets	5,840	5,955
Restricted cash	52	52
Other unallocated amounts	199,072	194,466
Total Assets	$587,185	$600,792

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2020	December 31, 2019
Total current assets	$69,331	$60,795
Other intangible assets, net	110,456	117,866
Deferred tax asset	9,104	6,427
Deferred financing costs revolver, net	4,058	4,688
Other non-current assets	6,123	4,690
Total other unallocated amounts of assets	$199,072	$194,466

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●                   the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and natural gas;

●                   operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, remote work arrangements, contract and supply chain disruptions;

●                   operational, economic, political and regulatory risks;

●                   our ability to effectively compete in the specialty rental accommodations and hospitality services industry;

●                   effective management of our communities;

●                   natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●                   the effect of changes in state building codes on marketing our buildings;

●                   changes in demand within a number of key industry end-markets and geographic regions;

●                   our reliance on third party manufacturers and suppliers;

●                   failure to retain key personnel;

●                   increases in raw material and labor costs;

●                   the effect of impairment charges on our operating results;

●                   our inability to recognize deferred tax assets and tax loss carry forwards;

●                   our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●                   unanticipated changes in our tax obligations;

●                   our obligations under various laws and regulations;

●                   the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●                   our ability to successfully acquire and integrate new operations;

●                   global or local economic and political movements;

●                   our ability to effectively manage our credit risk and collect on our accounts receivable;

●                   our ability to fulfill our public company obligations;

●                   any failure of our management information systems;

●                   our ability to meet our debt service requirements and obligations; and

●                   risks related to Bidco’s obligations under the Notes;

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

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated specialty rental and hospitality service providers in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, concierge services and laundry service. As of June 30, 2020, our network includes 26 locations to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020 presents new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  The Company’s ability to operate and supply chain have not experienced material disruptions in the second quarter and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  However, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. The financial results for the second quarter of 2020 reflect the reduced customer activity experienced during the quarter. Demand for our services primarily in the Bakken and Permian basin from our energy end-market customers could continue to decline as those customers revise their capital budgets downwards and adjust their operations in response to lower oil prices. As operators, we continue to work to improve efficiencies to optimize costs. We have taken significant steps to reduce our costs in response to the reduced demand, including reducing headcount, temporarily closing and consolidating several of our communities, salary reductions, and streamlining our support functions.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow. This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. As a result of the continued uncertainty surrounding COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Nevertheless, we will maintain our commitment to service quality for our customers and continue to focus on generating returns and cash flow.  Refer to the section titled “Risk Factors” included elsewhere in this report for additional discussion around COVID-19.

For the three months ended June 30, 2020, other key drivers of financial performance included:

●	Decreased revenue of $27.7 million, or 34% compared to the same period in 2019, driven by a decrease in services income revenue of approximately $34.6 million due to reduced activity associated with the negative effects of oil price volatility, compounded by the effects of COVID-19.

●	Decreased revenue in the Permian Basin segment, which represents 39% of revenues for the three months ended June 30, 2020 by $30.9 million, or 59% as compared to the same period in 2019 as a result of declines in utilization during the quarter due to oil price volatility and impacts of COVID-19.
●	Generated a net loss of approximately $14.2 million for the three months ended June 30, 2020, as compared to net income of $10.6 million for the three months ended June 30, 2019, which is primarily attributable to the decrease in revenue.
●	Generated consolidated Adjusted EBITDA of $13.4 million representing a decrease of $27.8 million, or 68% as compared to the same period in 2019, driven primarily by the decrease in revenue.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to oil and gas customers operating in the Permian and Bakken regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on exploration, development, production and transportation of oil and natural gas and government immigration housing programs.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the oil and gas price volatility discussed below has had, and could continue to, have a material adverse effect on the Company’s results of operations.  Refer to section titled “Risk Factors” included elsewhere in this report for further information on this situation.

Supply and Demand for Oil and Gas

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by oil and gas price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the exploration and production (“E&P”) workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the oil and gas industry and the demand for labor. Oil and gas prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for oil and gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of oil and gas.  As a result of the recent oil and gas price volatility, the Company has temporarily closed and consolidated communities in the Permian and Bakken basins.  Additionally, this recent disruption in the oil and gas markets as well as the impact of COVID-19 has increased the risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies leading to increased bad debt expense in the current period.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 63% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 37% of revenues were earned through leasing of lodging facilities (24%) and Construction fee income (13%) for the six months ended June 30, 2020. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure that we define as revenues less cost of sales, excluding impairment and depreciation of specialty rental assets to measure our financial performance. Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of our overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our internal projections and to prior period results for a given period in order to assess our performance.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Oil and Gas Price Volatility

The COVID-19 pandemic and the disruption in the oil and gas industry has had, and continues to have, a material adverse effect on our business and results of operations. The financial results for the second quarter of 2020 reflect the reduced activity in the Permian and Bakken basins resulting from the negative effects of the oil and gas price volatility compounded by the effects of COVID-19 as these disruptions have created significant challenges for our energy end-market customers.  This has driven a significant reduction in our utilization in these segments during the second quarter of 2020 and has also impacted our energy end-market customer’s liquidity, resulting in increased bad debt expense during the second quarter of 2020.

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

On July 1, 2019, TLM purchased a 168-room community from ProPetro Services, Inc.  On July 1, 2019, in connection with the purchase of this community, TLM and ProPetro entered into an amendment to its existing Network Lease and Services Agreement resulting in ProPetro leasing from the Company an additional 166 rooms per night for one year subject to three one-year extension options.  The extension options were not exercised and resulted in the Company earning a termination fee of approximately $0.5 million for the three and six months ended June 30, 2020.  The ProPetro acquisition further expanded the Company’s presence in the Permian Basin.

Business Combination Costs

We incurred approximately $38.1 million in incremental costs related to the Business Combination that have been recognized as selling, general, and administrative expenses in the unaudited consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019. These costs include $8.0 million in transaction expenses relating to the consummation of the Business Combination. Additionally, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. Finally, as part of the Business Combination being consummated, we recorded $1.6 million of compensation expense for the full loan forgiveness of certain executive members of management which has been recognized as a non-cash expense within the consolidated financial statements.

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

Consolidated Results of Operations for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Services income	$25,257	$59,832	$(34,575)	-58%
Specialty rental income	12,968	15,143	(2,175)	-14%
Construction fee income	15,395	6,383	9,012	141%
Total revenue	53,620	81,358	(27,738)	-34%
Costs:
Services	31,459	29,736	1,723	6%
Specialty rental	1,701	2,490	(789)	-32%
Depreciation of specialty rental assets	12,266	9,960	2,306	23%
Gross Profit	8,194	39,172	(30,978)	-79%
Selling, general and administrative	10,101	10,925	(824)	-8%
Other depreciation and amortization	4,098	3,816	282	7%
Other expense (income), net	446	(123)	569	-463%
Operating income (loss)	(6,451)	24,554	(31,005)	-126%
Interest expense, net	10,178	9,853	325	3%
Income (loss) before income tax	(16,629)	14,701	(31,330)	-213%
Income tax expense (benefit)	(2,429)	4,121	(6,550)	-159%
Net income (loss)	$(14,200)	$10,580	$(24,780)	-234%

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Total Revenue. Total revenue was $53.6 million for the three months ended June 30, 2020 and consisted of $25.3 million of services income, $13.0 million of specialty rental income, and $15.4 million of construction fee income. Total revenues for the three months ended June 30, 2019 was $81.4 million which consisted of $59.8 million of services income, $15.1 million of specialty rental income and $6.4 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.

The main driver of the decline in services income revenue year over year was the reduction of customer activity in the Permian Basin, as well as the temporary closure of communities in the Bakken in early May, due to oil price volatility and the effects of COVID-19. The decrease in services income was offset by an increase in construction fee income, which was due to an increase in activity related to the construction of the TransCanada Pipeline compared to the same period in 2019.

Cost of services. Cost of services was $31.5 million for the three months ended June 30, 2020 as compared to $29.7 million for the three months ended June 30, 2019.

The increase in services costs is primarily due to the increase in costs incurred on the TransCanada Pipeline construction project offset by a decrease in costs in the Permian and Bakken basins driven by cost containment measures implemented in response to the decrease in utilization for the three months ended June 30, 2020 as compared to the same period in 2019.

Additionally, approximately $0.5 million of excess labor costs are included in the results for the three months ended June 30, 2020 as a result of certain delays in cost containment measures in response to the implications of COVID-19.  Such excess labor relates to employees terminated as of early May 2020.

Specialty rental costs. Specialty rental costs were $1.7 million for the three months ended June 30, 2020 as compared to $2.5 million for the three months ended June 30, 2019.  The decrease in specialty rental costs is driven by the reduction in utility and other variable costs as a result of decreased occupancy within the Government segment combined with a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs as it no longer meets the definition of a lease.  These decreases were offset by increases driven by expansion and acquisition activity subsequent to June 30, 2019.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $12.3 million for the three months ended June 30, 2020 as compared to $10.0 million for the three months ended June 30, 2019.

The increase in depreciation expense is mainly due to an increase in assets placed into service as part of the capital expenditure program in 2019 as well as 2019 acquisitions of Pro Petro and Superior.

Selling, general and administrative. Selling, general and administrative was $10.1 million for the three months ended June 30, 2020 as compared to $10.9 million for the three months ended June 30, 2019.  The decrease in selling, general and administrative expense of $0.8 million was primarily driven by decreased transaction expenses, public company costs, outside services, insurance, sales commissions (driven by a decrease in utilization), and marketing and advertising. These decreases were partially offset by an increase in severance, non-cash stock compensation expense driven by the granting of stock compensation in May of 2019, September of 2019, as well as March, April and May of 2020.  Other increases included bad debt expense, severance, as well as new system implementation cost non-cash amortization expense.

Other depreciation and amortization. Other depreciation and amortization expense was $4.1 million for the three months ended June 30, 2020 as compared to $3.8 million for the three months ended June 30, 2019.

The increase in other depreciation and amortization expense is due primarily to the amortization of customer relationship intangible assets from the Superior acquisition and to a lesser extent, an increase in depreciation expense associated with an increase in depreciable capital expenditures.

Other expense (income), net. Other expense (income), net was $0.5 million for the three months ended June 30, 2020 as compared to $(0.1) million for the three months ended June 30, 2019.

The increase in other expense (income), net is primarily attributable to various costs related to the effects of COVID-19, which did not occur in the prior period.

Interest expense, net. Interest expense, net was $10.2 million for the three months ended June 30, 2020 as compared to $9.9 million for the three months ended June 30, 2019.

The change in interest expense is driven by increased interest being charged on the New ABL Facility as the outstanding balance on the New ABL Facility increased over the prior period.

Income tax expense (benefit).  Income tax benefit was $2.4 million for the three months ended June 30, 2020 as compared to an expense of $4.1 million for the three months ended June 30, 2019. The decrease in income tax expense is primarily attributable to the decrease in income before taxes, resulting from a loss for the three months ended June 30, 2020.

Consolidated Results of Operations for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Services income	$79,195	$120,905	$(41,710)	-34%
Specialty rental income	29,551	28,873	678	2%
Construction fee income	16,528	13,562	2,966	22%
Total revenue	125,274	163,340	(38,066)	-23%
Costs:
Services	60,466	61,745	(1,279)	-2%
Specialty rental	4,304	4,808	(504)	-10%
Depreciation of specialty rental assets	25,162	19,861	5,301	27%
Gross Profit	35,342	76,926	(41,584)	-54%
Selling, general and administrative	20,092	55,676	(35,584)	-64%
Other depreciation and amortization	8,214	7,579	635	8%
Restructuring costs	—	168	(168)	-100%
Other income, net	(569)	(161)	(408)	253%
Operating income	7,605	13,664	(6,059)	-44%
Loss on extinguishment of debt	—	907	(907)	-100%
Interest expense, net	20,200	13,884	6,316	45%
Loss before income tax	(12,595)	(1,127)	(11,468)	1018%
Income tax expense (benefit)	(2,196)	2,272	(4,468)	-197%
Net loss	$(10,399)	$(3,399)	$(7,000)	206%

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Total Revenue. Total revenue was $125.3 million for the six months ended June 30, 2020 and consisted of $79.2 million of services income, $29.6 million of specialty rental income, and $16.5 million of construction fee income. Total revenues for the six months ended June 30, 2019 was $163.3 million which consisted of $120.9 million of services income, $28.9 million of specialty rental income and $13.6 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.

The main driver of the decline in services income revenue year over year was the reduction of customer activity in the Permian Basin and the temporary closure of communities in the Bakken Basin in May 2020, due to the effects of oil price volatility and COVID-19. The decrease in services income was offset by an increase in construction fee income, due to an increase in activity related to the construction of the TransCanada Pipeline, compared to the same period in 2019.

Cost of services. Cost of services was $60.5 million for the six months June 30, 2020 as compared to $61.7 million to the six months ended June 30, 2019.

The decrease in services costs is primarily due to the decrease in costs incurred driven by cost containment measures implemented in response to the decrease in utilization in the Permian and Bakken basins for the six months ended June 30, 2020 as compared to the same period in 2019.  These decreases were partially offset by increases in costs associated with the increase in activity on the TransCanada Pipeline construction project. Additionally, approximately $0.5 million of excess labor costs are included in the results for the six months ended June 30, 2020 as a result of certain delays in cost containment measures in response to the implications of COVID-19.  Such excess labor relates to employees terminated as of early May 2020.

Specialty rental costs. Specialty rental costs were $4.3 million for the six months ended June 30, 2020 as compared to $4.8 million for the six months ended June 30, 2019. The decrease in specialty rental costs is driven by the reduction in utility and other variable costs as a result of decreased occupancy within the Government segment combined with a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs as it no longer meets the definition of a lease.  These decreases were offset by increases driven by expansion and acquisition activity subsequent to June 30, 2019.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $25.2 million for the six months ended June 30, 2020 as compared to $19.9 million for the six months ended June 30, 2019.

The increase in depreciation expense is mainly due to an increase in assets placed into service as part of the capital expenditure program in 2019 as well as 2019 acquisitions of Pro Petro and Superior.

Selling, general and administrative. Selling, general and administrative was $20.1 million for the six months ended June 30, 2020 as compared to $55.7 million for the six months ended June 30, 2019.

The decrease in selling, general and administrative expense of $35.6 million is primarily due to the $39.5 million of costs associated with the Business Combination and other transactions recognized for the six months ended June 30, 2019 that did not recur for the six months ended June 30, 2020. Additionally, sales commission expenses declined from 2019 to 2020 driven by a decrease in utilization.  These decreases were slightly offset by increases in severance, non-cash stock compensation expense driven by the granting of stock compensation in May of 2019, September of 2019, as well as March, April and May of 2020.  Additional increases are attributable to an increase in bad debt expense as well as new system implementation cost non-cash amortization expense, insurance expense driven by growth of the business and public company related insurance, and severance.

Other depreciation and amortization. Other depreciation and amortization expense was $8.2 million for the six months ended June 30, 2020 as compared to $7.6 million for the six months ended June 30, 2019.

The increase in other depreciation and amortization expense is due primarily to the amortization of customer relationship intangible assets from the Superior acquisition and to a lesser extent, an increase in depreciation expense associated with an increase in depreciable capital expenditures.

Restructuring costs. Restructuring costs associated with a restructuring that originated in 2017 were $0 for the six months ended June 30, 2020 as compared to $0.2 million, for the six months ended June 30, 2019 which is primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above and no additional expense related to this restructuring event is expected.

Other income, net. Other income, net was $0.6 million for the six months ended June 30, 2020 as compared to $0.2 million for the six months ended June 30, 2019.

The increase in other income, net is primarily attributable to the receipt of insurance proceeds in 2020 associated with an involuntary asset conversion that occurred in 2019. Additionally, amounts for the six months ended June 30, 2020 include various costs related to the effects of COVID-19, which did not occur in the prior period.

Loss on extinguishment of debt.  Loss on extinguishment of debt of $0.9 million for the six months ended June 30, 2019 related to the write-off of deferred financing costs pertaining to non-continuing lenders associated with the modification of our ABL facility on March 15, 2019.

Interest expense, net. Interest expense, net was $20.2 million for the six months ended June 30, 2020 as compared to $13.9 million for the six months ended June 30, 2019.

The change in interest expense is driven by increased interest being charged on the New ABL Facility and the 2024 Senior Secured Notes, which were issued on March 15, 2019, as compared to the affiliate debt that was outstanding for the majority of the prior period.

Income tax expense (benefit).  Income tax benefit was $2.2 million for the six months ended June 30, 2020 as compared to an expense of $2.3 million for the six months ended June 30, 2019. The decrease in income tax expense is primarily attributable to the decrease in income before taxes, resulting from a loss for the three months ended June 30, 2020.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended June 30, 2020 and 2019.

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Government	$16,671	$16,729	$(58)	0%
Permian Basin	21,064	52,037	(30,973)	-60%
Bakken Basin	366	5,738	(5,372)	-94%
All Other	15,519	6,854	8,665	126%
Total Revenues	$53,620	$81,358	$(27,738)	-34%

Adjusted Gross Profit
Government	$12,909	$12,317	$592	5%
Permian Basin	6,860	32,588	(25,728)	-79%
Bakken Basin	(1,169)	2,698	(3,867)	-143%
All Other	1,860	1,529	331	22%
Total Adjusted Gross Profit	$20,460	$49,132	$(28,672)	-58%

Average Daily Rate
Government	$74.58	$74.87	$(0.29)
Permian Basin	$88.65	$84.49	$4.16
Bakken Basin	$70.26	$77.18	$(6.92)
Total Average Daily Rate	$81.72	$80.85	$0.87

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $16.7 million for the three months ended June 30, 2020, as compared to $16.7 million for the three months ended June 30, 2019.

Adjusted gross profit for the Government segment was $12.9 million for the three months ended June 30, 2020, as compared to $12.3 million for the three months ended June 30, 2019.

Revenue remained the same period over period as the revenue is based on a fixed price regardless of utilization or occupancy. The increase in adjusted gross profit of $0.6 million is due to declines in occupancy for the three months ended June 30, 2020, as compared to the same period in 2019, which helped reduce costs with no decline in revenue for reasons previously mentioned.

Permian Basin

Revenue for the Permian Basin segment was $21.1 million for the three months ended June 30, 2020, as compared to $52.0 million for the three months ended June 30, 2019.

Adjusted gross profit for the Permian Basin segment was $6.9 million for the three months ended June 30, 2020, as compared to $32.6 million for the three months ended June 30, 2019.

The decrease in revenue of $30.9 million and decrease in adjusted gross profit of $25.7 million is primarily attributable to the decline in utilization in the Permian Basin due to oil price volatility and impacts of COVID-19.

Bakken Basin

Revenue for the Bakken Basin segment was $0.4 million for the three months ended June 30, 2020, as compared to $5.7 million for the three months ended June 30, 2019.

Adjusted gross profit for the Bakken Basin segment was ($1.2) million for the three months ended June 30, 2020, as compared to $2.7 million for the three months ended June 30, 2019.

The decrease in revenue of $5.4 million and decrease in adjusted gross profit of $3.9 million was primarily driven by the temporary closure of communities in the Bakken Basin in early May due to oil price volatility and impacts of COVID-19.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the six months ended June 30, 2020 and 2019.

	For the Six months ended June 30,		Amount of Increase	Percentage Change Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Government	$33,263	$33,285	$(22)	0%
Permian Basin	70,195	104,748	(34,553)	-33%
Bakken Basin	4,551	10,511	(5,960)	-57%
All Other	17,265	14,796	2,469	17%
Total Revenues	$125,274	$163,340	$(38,066)	-23%

Adjusted Gross Profit
Government	$24,488	$24,168	$320	1%
Permian Basin	33,652	65,182	(31,530)	-48%
Bakken Basin	235	4,333	(4,098)	-95%
All Other	2,129	3,104	(975)	-31%
Total Adjusted Gross Profit	$60,504	$96,787	$(36,283)	-37%

Average Daily Rate
Government	$74.68	$75.02	$(0.34)
Permian Basin	$81.82	$85.38	$(3.56)
Bakken Basin	$77.02	$77.46	$(0.44)
Total Average Daily Rate	$79.07	$81.67	$(2.60)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment.

Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $33.3 million for the six months ended June 30, 2020 as compared to $33.3 million for the six months ended June 30, 2019.

Adjusted gross profit for the Government segment was $24.5 million for the six months ended June 30, 2020 as compared to $24.2 million for the six months ended June 30, 2019.

Revenue remained the same period over period as the revenue is based on a fixed price regardless of utilization or occupancy. The increase in adjusted gross profit of $0.3 million is due to declines in occupancy for the six months ended June 30, 2020, as compared to the same period in 2019, which helped reduce costs with no decline in revenue for reasons previously mentioned.

Permian Basin

Revenue for the Permian Basin segment was $70.2 million for the six months ended June 30, 2020, as compared to $104.8 million for the six months ended June 30, 2019.

Adjusted gross profit for the Permian Basin segment was $33.7 million for the six months ended June 30, 2020, as compared to $65.2 million for the six months ended June 30, 2019.

The decrease in revenue of $34.6 million and decrease in adjusted gross profit of $31.5 million is primarily attributable to the decline in utilization due to the effects of oil price volatility and COVID-19.

Bakken Basin

Revenue for the Bakken Basin segment was $4.6 million for the six months ended June 30, 2020as compared to $10.5 million for the six months ended June 30, 2019.

Adjusted gross profit for the Bakken Basin segment was $0.2 million for the six months ended June 30, 2020, as compared to $4.3 million for the six months ended June 30, 2019.

The decrease in revenue of $6.0 million and decrease in adjusted gross profit of $4.1 million was primarily driven by the temporary closure of communities in the Bakken Basin in early May due to oil price volatility and impacts of COVID-19.

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

Capital Requirements

During the six months ended June 30, 2020 we incurred $7.8 million in capital expenditures. Our total annual 2020 capital budget included growth projects to increase community capacity. However, in response to anticipated lower utilization levels resulting from the impact of oil price volatility and COVID-19 as previously discussed, the Company has reduced its anticipated 2020 growth capital expenditures by 50% to $5 – $10 million. The Company anticipates maintenance capital expenditures will be between $2 - $4 million.  As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
	2020	2019

Net cash provided by operating activities	$25,359	$18,776
Net cash used in investing activities	(11,761)	(75,856)
Net cash provided by (used in) financing activities	(441)	55,423
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(144)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,142	$(1,801)

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Cash flows provided by operating activities. Net cash provided by operating activities was $25.4 million for the six months ended June 30, 2020 compared to net cash used by operating activities of $18.8 million for the six months ended June 30, 2019.

The lower prior period cash from operating activities was primarily driven largely by a transaction bonus of $28.5 million paid in March 2019 in connection with the closing of the Business Combination, which was fully funded by a capital contribution included in cash flows from financing activities.  The current period also included an increase in cash outflow for interest of approximately $11.3 million driven by an increase in debt obligations originated with the closing of the Business Combination. After factoring out the effects of these items, the current period is down by approximately $10.6 million when compared to 2019 driven primarily by a decline in revenue resulting from the negative impacts of the oil and gas price volatility and COVID-19.

Cash flows used in investing activities. Net cash used in investing activities was $11.8 million for the six months ended June 30, 2020 compared to $75.9 million for the six months ended June 30, 2019. This decrease was primarily related to the decrease in discretionary capital expenditures.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $0.4 million for the six months ended June 30, 2020 compared to $55.4 million for the six months ended June 30, 2019. The decrease in cash from financing activities primarily reflects the decrease in cash received from the Business Combination and issuance of the 2024 Senior Secured Notes that occurred in March 2019 as well as an increase in cash paid for the purchase of treasury stock in the current period of $5.3 million as part of the Share Repurchase Program, which was accrued for as of December 31, 2019 and paid in January 2020.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of June 30, 2020 consisted of $1.4 million of capital leases and $0.6 of other financing arrangements.  In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  Additionally, $30 million was drawn on the New ABL Facility during June 2019 to fund the Superior acquisition.  An additional net amount of $15 million that was drawn during the fourth quarter of 2019 and during the six months ended June 30, 2020 to fund non-routine expenditures and remained outstanding as of June 30, 2020.  The maturity date of the New ABL Facility is September 15, 2023. Refer to Note 10 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

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

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. Our largest customers for the six months ended June 30, 2020, were CoreCivic of Tennessee, LLC and TransCanada Keystone Pipeline, LP, who accounted for 27% and 13% of revenues. The largest customers accounted for 27% and 20% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of June 30, 2020.

Our largest customers for the six months ended June 30, 2019, were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 20.2% and 12.4% of revenues. The largest customers accounted for 7.4% and 11.0% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of June 30, 2019.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. For the six months ended June 30, 2020, our major supplier was JR Civil LLC representing 43%, of goods purchased, respectively.  For the six months ended June 30, 2019, our major supplier was Palomar Modular Buildings representing 11.0%, of goods purchased, respectively

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of June 30, 2020:

Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Capital lease and other financing obligations	$2,021	$1,004	$1,017	$—	$—
Asset retirement obligations	3,274	—	3,274	—	—
Interest payments(1)	129,200	16,150	64,600	48,450	—
New ABL Facility	85,000	—	—	85,000	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$559,495	$17,154	$68,891	$473,450	$—

(1)	Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $129.2 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $2.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $1.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.  Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively.

Future minimum lease payments at June 30, 2020 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2020	$1,473
2021	1,857
2022	1,151
2023	674
2024	42
Total	$5,197

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within our Annual Report on Form 10-K filed on March 13, 2020. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three and six months ended June 30, 2020 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges.
●	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
●	Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination. As discussed in Note 3 of our notes to our unaudited consolidated financial statements included in this Form 10-Q, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.

●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Business Combination. Such amounts were funded by proceeds from the Business Combination. The current period primarily included residual tax advisory filing related expenses associated with the Business Combination.
●	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior.
●	Officer loan expense: Non-cash charge associated with loans to certain executive officers of the Company that were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.
●	Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross Profit	$8,194	$39,172	$35,342	$76,926
Depreciation of specialty rental assets	12,266	9,960	25,162	19,861
Adjusted gross profit	$20,460	$49,132	$60,504	$96,787

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(14,200)	$10,580	$(10,399)	$(3,399)
Income tax expense (benefit)	(2,429)	4,121	(2,196)	2,272
Interest expense, net	10,178	9,853	20,200	13,884
Loss on extinguishment of debt	—	—	—	907
Other depreciation and amortization	4,098	3,816	8,214	7,579
Depreciation of specialty rental assets	12,266	9,960	25,162	19,861
EBITDA	9,913	38,330	40,981	41,104

Adjustments
Other expense (income), net	729	456	(5)	418
Restructuring costs	—	—	—	168
Transaction bonus amounts	—	—	—	28,519
Transaction expenses	332	1,428	356	9,474
Acquisition-related expenses	—	303	—	303
Officer loan expense	—	—	—	1,583
Target Parent selling, general, and administrative costs	—	—	—	246
Stock-based compensation	1,038	210	1,922	210
Other adjustments	1,351	509	2,460	509
Adjusted EBITDA	$13,363	$41,236	$45,714	$82,534

The following table presents a reconciliation of Target Hospitality’s Net cash provided by (used in) operating activities to Discretionary cash flows:

	For the Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$25,359	$18,776
Less: Maintenance capital expenditures for specialty rental assets	(695)	(1,018)
Discretionary cash flows	$24,664	$17,758

Purchase of specialty rental assets	(12,310)	(46,729)
Purchase of property, plant and equipment	(70)	(127)
Purchase of business, net of cash acquired	—	(30,000)
Receipt of insurance proceeds	619	362
Repayments from affiliates	—	638
Net cash used in investing activities	$(11,761)	$(75,856)

Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699
Proceeds from borrowings on finance and capital lease obligations	10,151	—
Principal payments on finance and capital lease obligations	(10,115)	(1,890)
Principal payments on borrowings from ABL	(37,500)	(27,790)
Proceeds from borrowings on ABL	42,500	77,240
Repayment of affiliate note	—	(3,762)
Contributions from affiliate	—	39,107
Recapitalization	—	218,752
Recapitalization - cash paid to Algeco Seller	—	(563,134)
Payment of deferred financing costs	—	(19,799)
Purchase of treasury stock	(5,318)	—
Restricted shares surrendered to pay tax liabilities	(159)	—
Net cash provided by (used in) financing activities	$(441)	$55,423

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2020, we had $85.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.9 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2020.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

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

Item 1A. Risk Factors

The global COVID-19 pandemic, along with the recent decrease in demand and oversupply of oil and natural gas during the first quarter of 2020 and continuing through the second quarter of 2020, have had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with federal, state and local governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities and other actions to combat its spread, including restrictions or bans on travel and transportation, closures of work facilities and businesses, and quarantines and lock-downs. At the same time, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of the COVID-19 pandemic and actions by Saudi Arabia and Russia in April of 2020, resulting in a worldwide oversupply of oil and natural gas. The continued spread of COVID-19, related government and other restrictions and the disruption in the oil and natural gas industry resulted in a significant decrease in business from our customers who operate in the oil and gas industry and may cause our customers who operate in the oil and gas industry to be unable to meet existing payment or other obligations to us. The pandemic and the disruption in the oil and natural gas industry, and the consequences of each of these circumstances, including the overall impact on the oil and gas industry, have dramatically reduced demand for workforce accommodations, especially in the oil and gas industry, dramatically impacting the level of exploration, development and production by our customers, which has and will continue to impact our business, operations, and financial results.

The extent to which the COVID-19 pandemic and the oversupply of oil and natural gas will continue to impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we are not able to accurately predict or assess, including the duration and scope of the pandemic; the scale of the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates; the timing and impact of oil production cuts agreed to among the members of the Organization of Petroleum Exporting Countries ("OPEC") and its partners on April 12, 2020; our ability to successfully navigate the impacts of the pandemic and the oil and natural gas oversupply on the operation of our communities; actions taken by governments, businesses and individuals in response to the pandemic, including new health and hygiene regulations and guidelines and continued limits or bans on travel; the short and longer-term impact of COVID-19 and the actions of Saudi Arabia, Russia and OPEC on exploration, development and production in the energy industry and levels of consumer confidence; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors; and how quickly economies and demand for our services recovers after the pandemic subsides.

The COVID-19 pandemic and recent oversupply and resultant decrease in demand for oil and natural gas have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: COVID-19 and the effects of the oversupply of oil and natural gas on our customers have negatively impacted, and will continue to negatively impact, to an extent we are currently unable to predict, revenues from our communities, which are primarily based on speciality rental and hospitality services provided to our customers, particularly those who operate in the oil and gas industry. COVID-19, the global oversupply of oil and natural gas and related political and economic factors have resulted in a significant decline in revenues for most of our oil and gas industry customers, resulting in a significantly greater risk to our business that these customers may be unable to pay or otherwise default on their obligations to us. Customers may want to renegotiate previously agreed multi-year contracts and may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Some of our customers have declared, and additional customers may declare, bankruptcy and may not have sufficient assets to pay us amounts due under existing contractual arrangements, termination fees, other unpaid fees or reimbursements we are owed under their agreements with us or we may be unable to collect on such amounts due or owed. Even if our customers do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our revenues and liquidity. Additionally, many of our customers have revised or are revising their capital budgets and adjusting their operations in response to COVID-19 and the oversupply of oil and natural gas, including furloughing or terminating a large percentage of their workforce and temporarily or permanently closing their exploration and production facilities, resulting in decreased demand for workforce accommodations now and in the immediate future. This has resulted in our having to temporarily close or consolidate some of our communities, in response to lower utilization and revenues, eliminating certain sources of our anticipated income and cash flows, which could negatively affect our results of operations. Also, we could experience impairments of our intangible assets or goodwill due to reduced revenues or cash flows.

●	Risks Related to Operations: Due to the significant decline in the demand for oil and natural gas, we have taken steps to reduce operating costs and improve efficiency, including terminating or furloughing a substantial number of our personnel. Such steps, and further changes we may make in the future to reduce costs to us may negatively impact our ability to attract and retain employees, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 pandemic, the oversupply of oil and natural gas and the related impacts on the oil and gas industry subside, including because they find new jobs during the furlough, we may experience operational challenges that impact customer loyalty and our market share, which could limit our ability to grow and expand our business and could reduce our profits. In addition, if we are unable to access capital to make physical improvements to our communities, the quality of our communities may suffer, which may negatively impact our reputation and customer loyalty, and our market share may suffer as a result.

●	Risks Related to Expenses: COVID-19, the oversupply of oil and natural gas and the resultant decreases in demand for our services from our customers in the oil and gas industry may require us to incur additional expenses. For example, depending on the length of the furloughs, we may need to make severance payments to some of our furloughed employees, even if we intend to have the employees return to work in the future. In addition, the implementation of COVID-19 related health and hygiene regulations and guidelines has impacted the manner and method in which we provide certain services in our communities, including our catering services and cleaning and sanitation practices. As a result, our communities have incurred and will continue to incur additional costs due to these changes, from increased demand and frequency of cleaning and sanitation throughout our communities and the requirement that all food service be conducted through "to go" containers, until restrictions on group gatherings allow our dining areas to be reopened. While the federal, state and local governments in the regions in which we operate have implemented and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the costs and other impacts of COVID-19. Even after the COVID-19 pandemic subsides and if or when the actions of OPEC mitigate the impact of the oversupply of oil and natural gas, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions, in response to potential future pandemic outbreaks, or changes in the utilization of our communities and services by our oil and gas customers.

●	Risks Related to Growth: Our potential plans for the growth and development of our business have been impacted by COVID-19 and the oversupply of oil and natural gas and may continue to be impacted for an unknown period of time. Many companies, including those in the hospitality and energy industries, are finding it difficult or impossible to obtain financing on commercially favorable terms. If COVID-19 or general economic weakness, including due to the oversupply of oil and natural gas, causes further deterioration in the capital markets and/or our financial condition deteriorates due to the changes and limitations placed on our business operations due to COVID-19 and/or the oversupply of oil and natural gas and the resultant impact on our customers in the oil and gas industry, we may be unable to make additional draws on our existing financing commitments to develop or acquire additional communities (See "—Risks Related to Funding" below).

●	Risks Related to Funding: As of June 30, 2020, we, through our wholly-owned indirect subsidiary, Arrow Bidco, had $425 million of total indebtedness consisting of $85 million of borrowings under the New ABL Facility and $340 million of Notes. To the extent we draw further under the New ABL Facility, our long-term debt could increase substantially. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the speciality rental and hospitality services industry as a whole. As a result of COVID-19 and the oversupply of oil and natural gas, some credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our access to capital and the cost of debt financing could be further negatively impacted. As previously disclosed, the amount of borrowings permitted at any time under the New ABL Facility is subject to compliance with limits based on a periodic borrowing base valuation of the borrowing

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

COVID-19, the volatile regional and global economic conditions stemming from the pandemic, the reactions to future pandemics or recurrences of COVID-19 and the recent decrease in demand and oversupply of oil and natural gas could also precipitate or aggravate the other risk factors that we identified in our 2019 10-K filed on March 13, 2020 or in this Quarterly Report on Form 10-Q, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price, as disclosed above or in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On August 15, 2019, the Company's Board of Directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our common shares from August 30, 2019 to August 15, 2020. During the year ended December 31, 2019, the Company repurchased 4,414,767 common shares for approximately $23.6 million. As of June 30, 2020, the 2019 Plan had a remaining capacity of approximately $51.5 million.  No purchases were made for the six months ended June 30, 2020

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On April 17, 2020, the Board of Directors of the Company approved the ratification (the “Ratification”) of the filing and effectiveness of the Company’s Amended and Restated Certificate of Incorporation pursuant to and in accordance with Section 204 of the General Corporation Law of the State of Delaware (“DGCL”) after discovering that a clerical error had occurred in connection with the filing on March 15, 2019.  A copy of the resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the DGCL is attached hereto as Exhibit 99.1.  In connection therewith, on May 6, 2020, a written consent of stockholders of the Company representing the requisite vote of stockholders to approve the Ratification was executed and delivered to the Company in accordance with applicable law.  On May 18, 2020, a certificate of validation in respect of the Ratification was filed with the Secretary of State of the State of Delaware, whereupon the Ratification became effective (the “Validation Effective Time”). A copy of the certificate of validation with respect to the Ratification is attached hereto as Exhibit 3.1.  Any claim that the filing and effectiveness of the Amended and Restated Certificate of Incorporation ratified under Section 204 of the DGCL is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the Ratification thereof in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within the later of 120 days from the Validation Effective Time or the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
3.1*	Certificate of Validation of Platinum Eagle Acquisition Corp.

10.1	Form of Executive Restrictive Stock Units Termination Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed with the SEC on August 7, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Target Hospitality Corp. Board of Directors resolutions dated April 17, 2020 ratifying the filing and effectiveness of Target Hospitality Corp.’s Amended and Restated Certificate of Incorporation

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: August 10, 2020	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer