Form 10-Q
period 2020-09-30
Target Hospitality Corp.
filed 2020-11-09
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(800) 832-4242

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which is registered
Common stock, par value $0.0001 per share	TH	NASDAQ Global Market
Warrants to purchase common stock	THWWW	NASDAQ Global Market

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

There were 101,170,915 shares of Common Stock, par value $0.0001 per share, outstanding as of November 6, 2020.

Target Hospitality Corp.

FORM 10-Q

September 30, 2020

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,102	$6,787
Accounts receivable, less allowance for doubtful accounts of $2,468 and $989, respectively	33,546	48,483
Prepaid expenses and other assets	4,965	4,649
Related party receivable	865	876
Total current assets	48,478	60,795

Restricted cash	—	52
Specialty rental assets, net	323,109	353,695
Other property, plant and equipment, net	10,247	11,541
Goodwill	41,038	41,038
Other intangible assets, net	106,789	117,866
Deferred tax asset	12,213	6,427
Deferred financing costs revolver, net	3,740	4,688
Other non-current assets	5,879	4,690
Total assets	$551,493	$600,792

Liabilities
Current liabilities:
Accounts payable	$8,191	$7,793
Accrued liabilities	16,933	35,330
Deferred revenue and customer deposits	6,895	16,809
Current portion of capital lease and other financing obligations (Note 10)	1,094	989
Total current liabilities	33,113	60,921

Other liabilities:
Long-term debt (Note 10):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,468)	(2,876)
Less: unamortized term loan deferred financing costs	(11,900)	(13,866)
Long-term debt, net	325,632	323,258
Revolving credit facility (Note 10)	70,000	80,000
Long-term capital lease and other financing obligations	387	996
Deferred revenue and customer deposits	12,214	9,390
Asset retirement obligations	2,387	2,825
Total liabilities	443,733	477,390

Commitments and contingencies (Note 14)
Stockholders' equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 105,620,399 issued and 101,205,632 outstanding as of September 30, 2020 and 105,254,929 issued and 100,840,162 outstanding as of December 31, 2019.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of September 30, 2020 and December 31, 2019, respectively.	(23,559)	(23,559)
Additional paid-in-capital	114,398	111,794
Accumulated other comprehensive loss	(2,535)	(2,558)
Accumulated earnings	19,446	37,715
Total stockholders' equity	107,760	123,402
Total liabilities and stockholders' equity	$551,493	$600,792

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Services income	$24,331	$64,189	$103,526	$185,094
Specialty rental income	12,827	14,230	42,379	43,103
Construction fee income	11,105	3,224	27,634	16,786
Total revenue	48,263	81,643	173,539	244,983
Costs:
Services	21,990	29,470	82,456	91,215
Specialty rental	2,560	2,395	6,864	7,203
Depreciation of specialty rental assets	11,995	11,222	37,158	31,083
Gross profit	11,718	38,556	47,061	115,482
Selling, general and administrative	8,508	11,141	28,599	66,817
Other depreciation and amortization	4,341	4,021	12,555	11,600
Restructuring costs	—	—	—	168
Currency gains, net	—	(77)	—	(77)
Other expense (income), net	(183)	440	(752)	279
Operating income (loss)	(948)	23,031	6,659	36,695
Loss on extinguishment of debt	—	—	—	907
Interest expense, net	9,913	10,172	30,113	24,056
Income (loss) before income tax	(10,861)	12,859	(23,454)	11,732
Income tax expense (benefit)	(2,991)	3,290	(5,187)	5,562
Net income (loss)	(7,870)	9,569	(18,267)	6,170
Other comprehensive income (loss)
Foreign currency translation	89	80	23	(64)
Comprehensive income (loss)	$(7,781)	$9,649	$(18,244)	$6,106

Weighted average number shares outstanding - basic and diluted	96,138,459	100,102,641	95,997,647	93,378,332

Net income (loss) per share - basic and diluted	$(0.08)	$0.10	$(0.19)	$0.07

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

($ in thousands)

	Common Stock		Common Stock in Treasury
					Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2018 as previously reported	—	$—	—	$—	$—	$307,366	$(2,463)	$44,088	$348,991
Retroactive application of recapitalization	74,786,327	7	—	—	319,968	(307,366)	—	(12,609)	—
Adjusted Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$—	$(2,463)	$31,479	$348,991

Net loss	—	—	—	—	—	—	—	(13,979)	(13,979)
Recapitalization transaction	30,446,606	3	—	—	314,194	—	—	—	314,197
Contribution	—	—	—	—	39,107	—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)	—	—	—	(563,134)
Balances at March 31, 2019	105,232,933	$10	—	$—	$110,135	$—	$(2,463)	$17,500	$125,182

Net income	—	—	—	—	—	—	—	10,580	10,580
Stock-based compensation	—	—	—	—	210	—	—	—	210
Cumulative translation adjustment	—	—	—	—	—	—	(144)	—	(144)
Balances at June 30, 2019	105,232,933	$10	—	$—	$110,345	$—	$(2,607)	$28,080	$135,828

Net income	—	—	—	—	—	—	—	9,569	9,569
Stock-based compensation	12,897	—	—	—	654	—	—	—	654
Shares used to settle payroll tax withholding	—	—	—	—	(57)	—	—	—	(57)
Repurchase of common stock as part of a share repurchase program	(828,600)	—	828,600	(5,591)	—	—	—	—	(5,591)
Cumulative translation adjustment	—	—	—	—	—	—	80	—	80
Balances at September 30, 2019	104,417,230	$10	828,600	$(5,591)	$110,942	$—	$(2,527)	$37,649	$140,483

Balances at December 31, 2019	100,840,162	$10	4,414,767	$(23,559)	$111,794	$—	$(2,558)	$37,715	$123,402
Net income	—	—	—	—	—	—	—	3,801	3,801
Stock-based compensation	83,831	—	—	—	884	—	—	—	884
Shares used to settle payroll tax withholding	—	—	—	—	(83)	—	—	—	(83)
Cumulative translation adjustment	—	—	—	—	—	—	(111)	—	(111)
Balances at March 31, 2020	100,923,993	$10	4,414,767	$(23,559)	$112,595	$—	$(2,669)	$41,516	$127,893

Net loss	—	—	—	—	—	—	—	(14,200)	(14,200)
Stock-based compensation	184,224	—	—	—	1,038	—	—	—	1,038
Shares used to settle payroll tax withholding	—	—	—	—	(74)	—	—	—	(74)
Cumulative translation adjustment	—	—	—	—	—	—	45	—	45
Balances at June 30, 2020	101,108,217	$10	4,414,767	$(23,559)	$113,559	$—	$(2,624)	$27,316	$114,702

Net loss	—	—	—	—	—	—	—	(7,870)	(7,870)
Stock-based compensation	97,415	—	—	—	886	—	—	—	886
Shares used to settle payroll tax withholding	—	—	—	—	(47)	—	—	—	(47)
Cumulative translation adjustment	—	—	—	—	—	—	89	—	89
Balances at September 30, 2020	101,205,632	$10	4,414,767	$(23,559)	$114,398	$—	$(2,535)	$19,446	$107,760

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(18,267)	$6,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,636	31,944
Amortization of intangible assets	11,077	10,739
Accretion of asset retirement obligation	(285)	159
Amortization of deferred financing costs	2,914	2,220
Amortization of original issue discount	408	287
Stock-based compensation expense	2,822	864
Officer loan compensation expense	—	1,583
Gain on sale of specialty rental assets and other property, plant and equipment	(91)	—
(Gain) loss on involuntary conversion	(619)	122
Loss on extinguishment of debt	—	907
Deferred income taxes	(5,776)	4,410
Provision for loss on receivables, net of recoveries	3,099	509
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	11,906	8,039
Related party receivable	12	(645)
Prepaid expenses and other assets	(323)	728
Accounts payable and other accrued liabilities	(8,643)	(12,957)
Deferred revenue and customer deposits	(7,089)	(7,874)
Other non-current assets and liabilities	(1,189)	(3,128)
Net cash provided by operating activities	28,592	44,077
Cash flows from investing activities:
Purchase of specialty rental assets	(11,601)	(74,002)
Purchase of property, plant and equipment	(182)	(154)
Purchase of business, net of cash acquired	—	(30,000)
Receipt of insurance proceeds	619	386
Proceeds from sale of specialty rental assets and other property, plant and equipment	876	—
Repayments from affiliates	—	638
Net cash used in investing activities	(10,288)	(103,132)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699
Principal payments on finance and capital lease obligations	(10,654)	(1,970)
Proceeds from borrowings on finance and capital lease obligations	10,151	—
Principal payments on borrowings from ABL	(52,500)	(32,790)
Proceeds from borrowings on ABL	42,500	82,240
Repayment of affiliate note	—	(3,762)
Contributions from affiliate	—	39,107
Recapitalization	—	218,752
Recapitalization - cash paid to Algeco Seller	—	(563,134)
Payment of deferred financing costs	—	(19,799)
Restricted shares surrendered to pay tax liabilities	(206)	(57)
Purchase of treasury stock	(5,318)	(4,959)
Net cash provided by (used in) financing activities	(16,027)	50,327

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(17)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,263	(8,745)
Cash, cash equivalents and restricted cash - beginning of period	6,839	12,451
Cash, cash equivalents and restricted cash - end of period	$9,102	$3,706

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(634)
Non-cash contribution from affiliate - forgiveness of affiliate note	$—	$104,285
Non-cash distribution to PEAC - liability transfer from PEAC, net	$—	$(8,840)
Non-cash repurchase of common shares as part of share repurchase program	$—	$(632)

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$9,102	$3,539
Restricted cash	—	167
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,102	$3,706

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, and the adjustments described as part of the Business Combination discussed in Note 3, necessary for a fair statement of financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The consolidated balance sheet as of December 31, 2019, was derived from the audited consolidated balance sheets of Target Hospitality Corp. but does not contain all of the footnote disclosures from those annual financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions and implements additional requirements which result in a more consistent application of ASC 740 Income Taxes. The new standard is effective for fiscal years beginning after December 15, 2020 for public entities and early adoption is permitted. We are currently in the process of evaluating the impact of adopting ASU 2019-12 on our consolidated financial statements.  The Company does not intend to early adopt ASU 2019-12.

Recent Developments – COVID-19 and Disruption in Oil and Gas Industry

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by the Coronavirus Disease 2019 (“COVID-19”), a novel coronavirus strain commonly referred to as “coronavirus”.  The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presents new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  The Company’s ability to operate and supply chain have not experienced material disruptions and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities. However, the situation surrounding COVID-19 and the decrease in demand for oil and natural gas, and simultaneous oversupply has had material adverse impacts on the Company’s operating results.  The situation remains fluid and the potential for additional material impacts on the Company increases the longer the virus impacts the level of economic activity in the United States and globally.  The economic effects of this have led the Company to implement several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company temporarily closed and consolidated several communities in the Permian Basin and in May of 2020, the Company temporarily closed all communities in the Bakken Basin. However, the Company began re-opening communities in both the Permian and Bakken Basin in July of 2020 as customer activity levels began to increase.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market.

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

As a result of the impact of COVID-19 and the disruption in the oil and gas industry, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in demand for oil and natural gas, given that a significant portion of our customer base operates in the oil and gas industry, changes in economic outlook may change our long-term projections.  During the third quarter of 2020, we did not identify further triggers or indicators of impairment and therefore did not perform a quantitative impairment test.  Refer to Note 7 for additional information on our goodwill impairment testing and the related results.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the nine months ended September 30, 2020 and 2019.

2. Revenue

Total revenue under contracts recognized under Topic 606 was $131.2 million and $201.9 million for the nine months ended September 30, 2020 and 2019, respectively, while $42.4 million and $43.1 million was specialty rental income subject to the guidance of ASC 840 for the nine months ended September 30, 2020 and 2019, respectively. Total revenue under contracts recognized under Topic 606 was $35.4 million and $67.4 million for the three months ended September 30, 2020 and 2019, respectively, while $12.8 million and $14.2 million was specialty rental income subject to the guidance of ASC 840 for the three months ended September 30, 2020 and 2019, respectively.

The following table disaggregates our revenue by our three reportable segments as well as the All Other category: Permian Basin, Bakken Basin, Government, and All Other for the dates indicated below:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Permian Basin
Services income	$16,236	$51,250	$77,863	$147,060
Construction fee income	-	1,688	-	2,270
Total Permian Basin revenues	16,236	52,938	77,863	149,330

Bakken Basin
Services income	$1,154	$6,019	$5,705	$16,530
Total Bakken Basin revenues	1,154	6,019	5,705	16,530

Government
Services income	$6,169	$6,186	$18,448	$18,952
Total Government revenues	6,169	6,186	18,448	18,952

All Other
Services income	$772	$734	$1,510	$2,552
Construction fee income	11,105	1,536	27,634	14,516
Total All Other revenues	11,877	2,270	29,144	17,068

Total revenues	$35,436	$67,413	$131,160	$201,880

As a result of the current market environment discussed in Note 1 “Summary of Significant Accounting Policies - Recent Developments – COVID-19 and Disruption in Oil and Gas Industry”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company has experienced customers who have filed for bankruptcy, which has been reflected in the bad debt expense recognized in the accompanying unaudited consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

To date, there has been deterioration in the collectability of our receivables as mentioned above, and we are likely to experience additional challenges in collections due to uncertainties around the continued impact of the COVID-19 global pandemic and decrease in demand for oil and natural gas as discussed in Note 1.  As a result of our estimate of the impact, an additional amount of bad debt expense of approximately $1.0 million was recognized during the three months ended September 30, 2020.

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

Contract liabilities under Topic 606 primarily consist of deferred revenue that represent room nights that the customer has not used and may use in the future. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Nine Months Ended
	September 30,
	2020	2019
Balances at Beginning of the Period	$26,199	$37,376
Additions to deferred revenue	7,866	7,054
Revenue recognized	(14,956)	(14,928)
Balances at End of the Period	$19,109	$29,502

As of September 30, 2020, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized	$11,592	$35,366	$14,952	$-	$61,910

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

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the nine months ended September 30,2020. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) nine months ended September 30, 2019 as more fully discussed in Note 15.

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

Superior added $7.8 million and $2.6 million to our revenue and income before income taxes, respectively, for the nine months ended September 30, 2020.  For the three months ended September 30, 2020, Superior added $1.9 million and $0.5 million to our revenue and income before taxes, respectively.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Superior to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, and intangible assets had been applied from January 1, 2019. This pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on January 1, 2019, nor is it necessarily indicative of the Company’s future results. This pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect additional revenue opportunities following the acquisition.

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

5. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	September 30,	December 31,
	2020	2019
Specialty rental assets	$547,236	$545,399
Construction-in-process	4,183	8,672
Less: accumulated depreciation	(228,310)	(200,376)
Specialty rental assets, net	$323,109	$353,695

Depreciation expense related to Specialty rental assets was $37.2 million and $31.1 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss).  For the three months ended September 30, 2020 and 2019, depreciation of Specialty rental assets was $12.0 million and $11.2 million, respectively.  During the nine months ended September 30, 2020, the Company disposed of assets with accumulated depreciation of approximately $9.2 million along with the related gross cost of approximately $10 million.  These disposals were associated with a sale of assets with a net book value of approximately $0.8 million as well as fully depreciated asset retirement costs.  The asset sale resulted in a loss on the sale of assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying unaudited  consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020.

6. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	September 30,	December 31,
	2020	2019
Land	$9,155	$9,155
Buildings and leasehold improvements	115	115
Machinery and office equipment	887	708
Software and other	3,748	3,748
	13,905	13,726
Less: accumulated depreciation	(3,658)	(2,185)
Total other property, plant and equipment, net	$10,247	$11,541

Depreciation expense related to other property, plant and equipment was $1.5 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).  For the three months ended September 30, 2020 and 2019, depreciation related to other property, plant and equipment was $0.7 million and $0.3 million, respectively.

7. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the Permian Basin business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2019	$34,180
Acquisition of Superior	6,858
Balance at December 31, 2019	41,038
Changes in Goodwill	-
Balance at September 30, 2020	$41,038

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

During the three months ended September 30, 2020, we considered the continued effects resulting from the COVID-19 pandemic and oil and gas price volatility as part of our review for indicators of potential impairment and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s Permian Basin reporting unit was less than the carrying amount as of September 30, 2020. Based on the Company’s current long-term projections and the extent of fair value in excess of carrying value at the Company's March 31, 2020 quantitative impairment test date, management concluded that it is not more likely than not that the fair value of the Company's Permian Basin reporting unit was less than its carrying amount as of  September 30, 2020 and therefore an impairment test as of September 30, 2020 was not required.  The Company will continue to monitor the situation for any additional changes in economic conditions.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	September 30, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.6	$128,907	$(38,518)	$90,389
Total		128,907	(38,518)	90,389
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(38,518)	$106,789

	December 31, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	7.4	$132,720	$(31,254)	$101,466
Total		132,720	(31,254)	101,466
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,120	$(31,254)	$117,866

During the three and nine months ended September 30, 2020, the Company wrote-off fully amortized customer related intangibles with a gross carrying amount of approximately $3.8 million and a net book value of $0.  The aggregate amortization expense for intangible assets subject to amortization was $11.1 million and $10.7 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended September 30, 2020 and 2019, amortization expense related to intangible assets was $3.7 million and $3.7 million, respectively.

The estimated aggregate amortization expense as of September 30, 2020 for each of the next five years and thereafter is as follows:

Rest of 2020	$3,579
2021	14,656
2022	13,302
2023	12,881
2024	12,881
Thereafter	33,090
Total	$90,389

8. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems.  The Company capitalizes expenditures related to the implementation of cloud computing software as incurred during the application development stage. Such capitalized costs are amortized to selling, general, and administrative expenses over the term of the cloud computing hosting arrangement, including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use.  As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	September 30,	December 31,
	2020	2019
Cloud computing implementation costs	$7,061	$4,690
Less: accumulated amortization	(1,182)	-
Other non-current assets	$5,879	$4,690

None of these costs were amortized during 2019 as the related systems were not ready for their intended use as of December 31, 2019.  Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.2 million and $0 for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, amortization expense amounted to approximately $0.5 million and $0, respectively.

9. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	September 30,	December 31,
	2020	2019
Employee accrued compensation expense	$5,039	$7,130
Other accrued liabilities	10,257	18,482
Accrued interest on debt	1,637	9,718
Total accrued liabilities	$16,933	$35,330

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$2,468	$11,900

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $2.5 million is presented on the face of the consolidated balance sheet as of September 30, 2020 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of September 30, 2020 consisted of approximately $1.1 million of capital leases related primarily to vehicles and approximately $0.3 million of other financing arrangements.

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

	September 30,	December 31,
	2020	2019
Capital lease and other financing obligations	$1,481	$1,985
ABL facilities	70,000	80,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(2,468)	(2,876)
Less: unamortized term loan deferred financing costs	(11,900)	(13,866)
Total debt, net	397,113	405,243
Less: current maturities	(1,094)	(996)
Total long-term debt	$396,019	$404,247

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest expense incurred on Notes Due to Affiliates	$-	$-	$-	$1,955
Interest incurred on capital lease and other financing obligations	30	-	98	-
Interest expense incurred on ABL facilities and Notes	8,722	9,063	26,693	19,594
Amortization of deferred financing costs on ABL facilities and Notes	1,016	969	2,914	2,220
Amortization of original issue discount on Notes	145	140	408	287
Interest expense, net	$9,913	$10,172	$30,113	$24,056

The interest expense incurred on Notes Due to Affiliates shown in the above table was associated with an affiliate note between Signor and a TDR affiliate that was settled in the form of a capital contribution upon consummation of the Business Combination as discussed in Note 3.

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $15.9 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of September 30, 2020. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of September 30, 2020. Accumulated amortization expense related to the deferred financing costs was approximately $4.0 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively. Accumulated amortization of the original issue discount was approximately $0.8 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL facility and New ABL Facility was approximately $1.9 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and nine months ended September 30, 2020 and 2019, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of September 30, 2020, consists of the following:

Rest of 2020	$1,094
2021	70
2022	317
2023	70,000
2024	340,000
Total	$411,481

11. Income Taxes

Income tax benefit was $5.2 million and expense of $5.6 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, income tax benefit was $3.0 million and expense of $3.3 million, respectively.  The effective tax rate for the three months ended September 30, 2020 and 2019, was 27.54% and 25.59%, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019, was 22.12% and 47.41%, respectively. The fluctuation in the rate for the nine months ended September 30, 2020 and 2019 results primarily from the relationship of year-to-date loss before income tax for the nine months ended September 30, 2020 and 2019 and the discrete treatment of the Transaction bonus amounts and Transaction costs discussed in Note 3.

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

As discussed in Note 1, we determined the CARES ACT did not have a material impact on our provision for income taxes for the three months ended September 30, 2020.

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

	September 30, 2020		December 31, 2019
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 10) - Level 2	$(70,000)	$(70,000)	$(80,000)	$(80,000)
Senior Secured Notes (See Note 10) - Level 1	$(325,632)	$(276,573)	$(323,258)	$(325,693)

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019.

13. Business Restructuring

The Company incurred costs associated with restructuring plans that originated in 2017 designed to streamline operations and reduce costs of $0 and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, $0 was incurred.  The following is a summary of the activity in our restructuring accruals:

	September 30,
	2020	2019
Balance at January 1	$—	$1,462
Charges during the period	—	168
Cash payments during the period	—	(1,630)
Balance at September 30,	$—	$—

The restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of September 30, 2020.

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

15. Related Parties

Loans to officers were provided as retention payments and were earned and forgiven over a four-year period and charged to compensation expense on a straight-line basis as amounts were forgiven. No amounts were due as of September 30, 2020 and September 30, 2019 as the remaining amounts due were forgiven on March 15, 2019 as part of the consummation of the Business Combination.  Compensation expense recognized for the nine months ended September 30, 2020 and September 30, 2019, totaled $0 and $1.6 million, respectively, and are included in selling, general and administrative expense in the consolidated statement of comprehensive income (loss).

During the nine months ended September 30, 2020 and 2019 the Company incurred $0.8 million and $0.6 million, respectively, in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). For the three months ended September 30, 2020 and 2019 $0.2 million and $0.2 million in commissions were incurred, respectively. At September 30, 2020 and December 31, 2019 the Company accrued $0.3 million and $0.2 million, respectively, for these commissions.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The Company and Algeco Global are each majority owned by TDR Capital.  This reimbursement for the three and nine months ended September 30, 2020 amounts to approximately $0.3 million and $0.9 million, respectively, and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while approximately $0.9 million is recorded as a related party receivable on the consolidated balance sheet as of September 30, 2020.  This reimbursement for the three and nine months ended September 30, 2019 amounts to approximately $0.9 million and $0.3 million, respectively, and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while approximately $0.9 million is recorded as a related party receivable on the consolidated balance sheet as of December 31, 2019.

16. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three and nine months ended September 30, 2020, while net income was recorded for the three and nine months ended September 30, 2019. The following table presents basic and diluted EPS for the periods indicated below ($ in thousands, except per share amounts):

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Numerator
Net income (loss) attributable to Common Stockholders	$(7,870)	$9,569	$(18,267)	$6,170

Denominator
Weighted average shares outstanding - basic and diluted	96,138,459	100,102,641	95,997,647	93,378,332

Net income (loss) per share - basic and diluted	$(0.08)	$0.10	$(0.19)	$0.07

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

Warrants representing 16,166,650 shares of the Company’s common stock for the three and nine months ended September 30, 2020 and 2019, respectively, were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 18, RSUs and stock options were outstanding for the three and nine months ended September 30, 2020 and 2019.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

As discussed in Note 17, the Company repurchased shares of its outstanding common stock.  These shares of treasury stock have been excluded from the computation of EPS.

17. Stockholders’ Equity

Common Stock

As of September 30, 2020, and December 31, 2019, Target Hospitality had 105,620,399 and 105,254,929 shares of Common Stock, par value $0.0001 per share issued while 101,205,632 and 100,840,162 were outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 3.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2020, no preferred shares were issued and outstanding.

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

As of September 30, 2020, and December 31, 2019, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

Common Stock in Treasury

On August 15, 2019, the Company's Board of Directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of common stock from August 30, 2019 to August 15, 2020. During for the nine months ended September 30, 2020, the Company did not repurchase any common stock.  As of September 30, 2020, 4,414,767 shares of common stock for an aggregated price of approximately $23.6 million were held as treasury stock (at cost). As of August 15, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million.

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

Additionally, on May 21, 2019, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period July 1, 2019 to December 31, 2019 in the form of 30,000 RSUs. These RSUs vested in six equal installments on the first of each month, beginning on July 1, 2019 through December 1, 2019.  On January 2, 2020, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period January 1, 2020 to December 31, 2020 in the form of 124,741 RSUs.  These RSUs vest in twelve equal installments on the first of each month, except for one twelfth vested on January 9, 2020.   On August 5, 2020 (the “Effective Date”), the Company and Mr. Archer, entered into the Executive Restricted Stock Units Termination Agreement (the “Agreement”) following the Company’s Compensation Committee of the Board of Directors’ approval of the election by Mr. Archer, pursuant to his employment agreement, to receive his base salary in cash, rather than in the form of RSUs as previously elected. Pursuant to the Agreement (i) Mr. Archer forfeited a portion of his currently unvested RSUs as of the Effective Date and (ii) the Company recommenced payment of 80% of Mr. Archer’s base salary for the period between the Effective Date and December 31, 2020.

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

As a result of recent volatility in the global financial and commodity markets created by the COVID-19 pandemic, the Company implemented measures to reduce the Company’s ongoing cash expenses. Consistent with that goal, the Compensation Committee approved the Salary Reduction Equity Award Program (the “Salary Program”), effective April 1, 2020.  Pursuant to the Salary Program, the Company reduced the base salary amounts paid to certain executive officers and other employees by up to 20% for the period between April 1, 2020 and December 31, 2020.  On April 1, 2020 and as contemplated by the Salary Program, the Company awarded a total of 201,988 RSUs pursuant to the Plan to participants in the Salary Program. The number of RSUs granted was equal to (x) the reduced compensation amount that would have been paid during the remaining nine calendar months, divided by (y) the 10-day volume-weighted average price of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), prior to and including the grant date. The RSUs ratably vest on the first of every month through December 2020. Shares received upon settlement of RSUs granted under the Salary Program are not subject to any sale restrictions that would otherwise apply under the Company’s ownership guidelines; however, the provisions of the Company’s Securities Trading Policy continue to apply to such shares.

Concurrent with the approval of the Salary Program, the Compensation Committee approved the Director Retainer Reduction Equity Award Program (the “Director Retainer Program”), effective April 1, 2020. Pursuant to the Director Retainer Program, the Company reduced the cash retainer paid to non-employee directors by 20%.  During the nine months ended September 30, 2020 and as contemplated by the Director Retainer Program, the Company awarded a total of 66,070 RSUs pursuant to the Plan to the participants in the Director Retainer Program. The number of RSUs granted was equal to (x) the reduced retainer amount that would have been paid during the remaining three quarters, divided by (y) the 10-day volume-weighted average price of the Common Stock prior to and including the grant date. The RSUs ratably vest on June 30, September 30 and December 31, 2020. Shares received upon settlement of RSUs granted under the Director Retainer Program are not subject to any sale restrictions that would otherwise apply under the Company’s ownership guidelines; however, the provisions of the Company’s Securities Trading Policy continue to apply to such shares.

On October 1, 2020, both the Salary Program and the Director Retainer Program were terminated.  Pursuant to the termination of the Salary Program, the Company recommenced payment of 100% of the base salary of the participating executive officers and other employees, on October 1, 2020, and each participating executive officer and employee agreed to forfeit RSUs awarded to him or her pursuant to the Salary Program scheduled to vest on or after October 1, 2020.  Pursuant to the termination of the Director Retainer Program, the Company recommenced payment of 100% of the director fees of each non-employee director, on October 1, 2020, and each non-employee director agreed to forfeit RSUs awarded to him or her pursuant to the Director Retainer Program scheduled to vest on or after October 1, 2020.

During for the nine months ended September 30, 2020, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	401,797	$9.31
Granted	1,374,085	3.07
Vested and released	(491,430)	5.46
Forfeited	(53,561)	5.89
Balance at September 30, 2020	1,230,891	$4.15

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2020 and 2019, was approximately $2.3 million and $0.7 million, respectively, with an associated tax benefit of $0.6 million and less than $0.2 million, respectively.  For the three months ended September 30, 2020 and 2019, stock-based compensation expense for RSUs was approximately $0.7 million and $0.6 million, respectively. At September 30, 2020, unrecognized compensation expense related to RSUs totaled approximately $4.3 million and is expected to be recognized over a remaining term of approximately 3.18 years.

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

The following table presents the changes in stock options outstanding and related information for our employees:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2019	579,370	$9.44	9.48	$-
Granted	1,140,875	4.51	-	-
Expired	(5,614)	10.83	-	-
Forfeited	(67,754)	7.13	-	-
Outstanding Options at September 30, 2020	1,646,877	$6.12	9.44	$-

136,421 stock options were exercisable at September 30, 2020.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2020 and 2019, was approximately $0.5 million and $0.1 million, respectively, with an associated tax benefit of $0.1 million and less than $0.1 million, respectively. For the three months ended September 30, 2020 and 2019, stock-based compensation expense was approximately $0.2 million and $0.1 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At September 30, 2020, unrecognized compensation expense related to stock options totaled $2.1 million and is expected to be recognized over a remaining term of approximately 3.04 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. 67,754 stock options were forfeited during for the nine months ended September 30, 2020.

19. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the nine months ended September 30, 2020 and 2019, we recognized expense of $0.6 million and $0.7 million, respectively, related to these matching contributions. For the three months ended September 30, 2020 and 2019, we recognized expense of $0.2 million and $0.2 million, respectively.

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

The table below presents information about reported segments for the three and nine months ended September 30 (except for asset information for 2019 that is presented as of December 31):

2020

	Permian Basin	Bakken Basin	Government	All Other		Total
For the Nine Months Ended September 30, 2020
Revenue	$89,163	$5,705	$49,527	$29,144	(a)	$173,539
Adjusted gross profit	$42,257	$323	$37,701	$3,938		$84,219
Total Assets	$285,668	$55,210	$28,636	$4,880		$374,394

For the Three Months Ended September 30, 2020
Revenue	$18,968	$1,154	$16,264	$11,877	(a)	$48,263
Adjusted gross profit	$8,606	$87	$13,213	$1,807		$23,713

2019

	Permian Basin	Bakken Basin	Government	All Other		Total
For the Nine Months Ended September 30, 2019
Revenue	$161,270	$16,530	$50,115	$17,068	(a)	$244,983
Adjusted gross profit	$98,529	$7,228	$36,985	$3,823		$146,565
Total Assets (as of December 31, 2019)	$305,701	$59,134	$35,484	$5,955		$406,274

For the Three Months Ended September 30, 2019
Revenue	$56,524	$6,019	$16,830	$2,270	(a)	$81,643
Adjusted gross profit	$33,285	$2,895	$12,817	$781		$49,778

(a)	Revenues are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total reportable segment adjusted gross profit	$21,906	$48,997	$80,281	$142,742
Other adjusted gross profit	1,807	781	3,938	3,823
Depreciation and amortization	(16,336)	(15,243)	(49,713)	(42,683)
Selling, general, and administrative expenses	(8,508)	(11,141)	(28,599)	(66,817)
Restructuring costs	—	—	—	(168)
Other (expense) income, net	183	(440)	752	(279)
Currency gains, net	—	77	—	77
Loss on extinguishment of debt	—	—	—	(907)
Interest expense, net	(9,913)	(10,172)	(30,113)	(24,056)
Consolidated income (loss) before income taxes	$(10,861)	$12,859	$(23,454)	$11,732

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	September 30, 2020	December 31, 2019
Total reportable segment assets	$369,514	$400,319
Other assets	4,880	5,955
Restricted cash	—	52
Other unallocated amounts	177,099	194,466
Total Assets	$551,493	$600,792

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	September 30, 2020	December 31, 2019
Total current assets	$48,478	$60,795
Other intangible assets, net	106,789	117,866
Deferred tax asset	12,213	6,427
Deferred financing costs revolver, net	3,740	4,688
Other non-current assets	5,879	4,690
Total other unallocated amounts of assets	$177,099	$194,466

21. Subsequent Events

On November 5, 2020, the Company announced the Board of Directors of the Company ("the Board") received an unsolicited non-binding proposal from Arrow Holdings S.à r.l. ("Arrow"), an affiliate of TDR, to acquire all of the outstanding shares of common stock of the Company that are not owned by any of Arrow, any investment fund managed by TDR or their respective affiliates, for cash consideration of $1.50 per share (the "Proposal").

The Board intends to establish a special committee of independent directors with its own independent advisors to review the Proposal (the "Special Committee").

There can be no assurance that any agreement with respect to the proposed transaction will be executed or that this or any other transaction will be approved or consummated.

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

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated specialty rental and hospitality service providers in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, concierge services and laundry service. As of September 30, 2020, our network includes 26 locations to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  The Company’s ability to operate and supply chain have not experienced material disruptions in the third quarter and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  However, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. The financial results for the third quarter of 2020 reflect the reduced customer activity experienced during the quarter. However, the Company did experience increases in demand for its hospitality and accommodation services, including demand for the Company’s Permian Basin accommodations as customer activity levels steadily increased during the third quarter, from the lows experienced during the second quarter of 2020.  We took significant steps to reduce our costs in response to the reduced demand, including reducing headcount, temporarily closing and consolidating several of our communities, salary reductions, and streamlining our support functions.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow. This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. As a result of the continued uncertainty surrounding COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Nevertheless, we will maintain our commitment to service quality for our customers and continue to focus on generating returns and cash flow.  Refer to the section titled “Risk Factors” included elsewhere in this report for additional discussion around COVID-19.

For the three months ended September 30, 2020, other key drivers of financial performance included:

●	Decreased revenue of $33.4 million, or 41% compared to the same period in 2019, driven by a decrease in services income revenue of approximately $39.9 million due to reduced activity associated with the negative effects of oil price volatility, compounded by the effects of COVID-19.
●	Decreased revenue in the Permian Basin segment, which represents 39% of revenues for the three months ended September 30, 2020 by $37.6 million, or 66% as compared to the same period in 2019 as a result of declines in utilization due to oil price volatility and impacts of COVID-19.
●	Generated a net loss of approximately $7.9 million for the three months ended September 30, 2020, as compared to net income of approximately $9.6 million for the three months ended September 30, 2019, which is primarily attributable to the decrease in revenue.
●	Generated consolidated Adjusted EBITDA of $17.0 million representing a decrease of $23.6 million, or 58% as compared to the same period in 2019, driven primarily by the decrease in revenue.
●	In addition to the above, the Company renewed its government services contract and extended the term through September 2026 at substantially similar economics as the previous agreement.

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

Supply and Demand for Oil and Gas

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by oil and gas price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the exploration and production (“E&P”) workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the oil and gas industry and the demand for labor. Oil and gas prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for oil and gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of oil and gas.  As a result of the recent oil and gas price volatility, the Company temporarily closed and consolidated communities in the Permian and Bakken basins.  However, these communities began re-opening in July of 2020 as conditions started to improve.   Additionally, this recent disruption in the oil and gas markets as well as the impact of COVID-19 has increased the risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies leading to increased bad debt expense in the current period.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 60% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 40% of revenues were earned through leasing of lodging facilities (24%) and Construction fee income (16%) for the nine months ended September 30, 2020. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company also originated a contract in 2013 with TransCanada Pipelines (“TCPL” or “TC Energy”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.  One of these communities was completed and opened during the three months ended September 30, 2020.  The revenue recognized on the community post construction for the three months ended September 30, 2020, is recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Oil and Gas Price Volatility

The COVID-19 pandemic and the disruption in the oil and gas industry has had, and continues to have, a material adverse effect on our business and results of operations. The financial results for the three and nine months ended September 30, 2020 reflect the reduced activity in the Permian and Bakken basins resulting from the negative effects of the oil and gas price volatility compounded by the effects of COVID-19 as these disruptions have created significant challenges for our energy end-market customers.  This has driven a significant reduction in our utilization in these segments during the three and nine months ended September 30, 2020 and has also impacted our energy end-market customer’s liquidity, resulting in increased bad debt expense during 2020.

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

On July 1, 2019, TLM purchased a 168-room community from ProPetro Services, Inc.  On July 1, 2019, in connection with the purchase of this community, TLM and ProPetro entered into an amendment to its existing Network Lease and Services Agreement resulting in ProPetro leasing from the Company an additional 166 rooms per night for one year subject to three one-year extension options.  The extension options were not exercised and resulted in the Company earning a termination fee of approximately $0.5 million for the nine months ended September 30, 2020.  The ProPetro acquisition further expanded the Company’s presence in the Permian Basin.

Business Combination Costs

We incurred approximately $38.1 million in incremental costs related to the Business Combination that have been recognized as selling, general, and administrative expenses in the unaudited consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2019. These costs include $8.0 million in transaction expenses relating to the consummation of the Business Combination. Additionally, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. Finally, as part of the Business Combination being consummated, we recorded $1.6 million of compensation expense for the full loan forgiveness of certain executive members of management which has been recognized as a non-cash expense within the consolidated financial statements.

Public Company Costs

As part of becoming a public company in March 2019, we also expect to incur additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common shareholders, registrar and transfer agent fees, national stock exchange fees, legal fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended		Amount of	Percentage Change
	September 30,		Increase	Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Services income	$24,331	$64,189	$(39,858)	-62%
Specialty rental income	12,827	14,230	(1,403)	-10%
Construction fee income	11,105	3,224	7,881	244%
Total revenue	48,263	81,643	(33,380)	-41%
Costs:
Services	21,990	29,470	(7,480)	-25%
Specialty rental	2,560	2,395	165	7%
Depreciation of specialty rental assets	11,995	11,222	773	7%
Gross Profit	11,718	38,556	(26,838)	-70%
Selling, general and administrative	8,508	11,141	(2,633)	-24%
Other depreciation and amortization	4,341	4,021	320	8%
Currency gains, net	—	(77)	77	-100%
Other expense (income), net	(183)	440	(623)	-142%
Operating income (loss)	(948)	23,031	(23,979)	-104%
Interest expense, net	9,913	10,172	(259)	-3%
Income (loss) before income tax	(10,861)	12,859	(23,720)	-184%
Income tax expense (benefit)	(2,991)	3,290	(6,281)	-191%
Net income (loss)	$(7,870)	$9,569	$(17,439)	-182%

For the three months ended September 30, 2020, compared to the three months ended September 30, 2019

Total Revenue. Total revenue was $48.3 million for the three months ended September 30, 2020 and consisted of $24.3 million of services income, $12.8 million of specialty rental income, and $11.1 million of construction fee income. Total revenues for the three months ended September 30, 2019 was $81.6 million which consisted of $64.2 million of services income, $14.2 million of specialty rental income and $3.2 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.   The main driver of the decline in services income revenue year over year was the reduction of customer activity in the Permian Basin and the temporary closure of communities in the Bakken Basin in May 2020, due to the effects of oil price volatility and COVID-19.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.

Specialty rental income decreased mainly as a result of a contract modification for one of our energy end-market customers, which resulted in the contract no longer being treated as a lease for accounting purposes and as such, the revenue associated is now being reported within services income.  Termination of the ProPetro lease as previously mentioned also contributed to this decrease.  Such decreases were partially offset by community expansions that came online later in 2019.

The decrease in services income and specialty rental income was offset by an increase in construction fee income, which was due to an increase in activity related to the construction of TC Energy Corporation’s Keystone XL Pipeline project compared to the same period in 2019.

Cost of services. Cost of services was $22.0 million for the three months ended September 30, 2020 as compared to $29.5 million for the three months ended September 30, 2019.

The decrease in services costs is primarily due to the decrease in costs in the Permian and Bakken basins driven by cost containment measures implemented in response to the decrease in utilization for the three months ended September 30, 2020 as compared to the same period in 2019.  This decrease was partially offset with an increase of approximately $8.4 million in costs associated with the increase in activity on TC Energy Corporation’s Keystone XL Pipeline project.

Specialty rental costs. Specialty rental costs were $2.6 million for the three months ended September 30, 2020 as compared to $2.4 million for the three months ended September 30, 2019.  This increase in specialty rental costs is primarily driven by community expansions that came online later in 2019.  This increase in specialty rental costs was partially offset by the termination of the ProPetro lease and a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs, as it no longer meets the definition of a lease.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $12.0 million for the three months ended September 30, 2020 as compared to $11.2 million for the three months ended September 30, 2019.

The increase in depreciation expense is mainly due to an increase in assets placed into service as part of the capital expenditure program in 2019 as well as 2019 acquisitions of Pro Petro and Superior.

Selling, general and administrative. Selling, general and administrative was $8.5 million for the three months ended September 30, 2020 as compared to $11.1 million for the three months ended September 30, 2019.  The decrease in selling, general and administrative expense of $2.6 million was primarily driven by decreased travel and entertainment expenses, public company costs, including legal and professional fees, severance, sales commissions (driven by a decrease in utilization), and labor. These decreases were partially offset increases in bad debt expense, insurance, new system implementation cost non-cash amortization expense, and non-cash stock compensation expense driven by the granting of stock compensation in September of 2019, as well as March, April and May of 2020.

Other depreciation and amortization. Other depreciation and amortization expense was $4.3 million for the three months ended September 30, 2020 as compared to $4.0 million for the three months ended September 30, 2019.

The increase in other depreciation and amortization expense is due primarily to an increase in depreciation expense associated with an increase in depreciable capital expenditures.

Other expense (income), net. Other expense (income), net was $(0.2) million for the three months ended September 30, 2020 as compared to $0.4 million for the three months ended September 30, 2019.

The change in other expense (income), net is primarily attributable to prior period non-cash charges and loss on involuntary conversion, which did not recur in 2020.

Interest expense, net. Interest expense, net was $9.9 million for the three months ended September 30, 2020 as compared to $10.2 million for the three months ended September 30, 2019.

The change in interest expense is driven by a reduction of the interest rate on the New ABL facility.

Income tax expense (benefit).  Income tax benefit was $3.0 million for the three months ended September 30, 2020 as compared to an expense of $3.3 million for the three months ended September 30, 2019. The decrease in income tax expense is primarily attributable to the decrease in income before taxes, resulting from a loss for the three months ended September 30, 2020.

Consolidated Results of Operations for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended		Amount of	Percentage Change
	September 30,		Increase	Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Services income	$103,526	$185,094	$(81,568)	-44%
Specialty rental income	42,379	43,103	(724)	-2%
Construction fee income	27,634	16,786	10,848	65%
Total revenue	173,539	244,983	(71,444)	-29%
Costs:
Services	82,456	91,215	(8,759)	-10%
Specialty rental	6,864	7,203	(339)	-5%
Depreciation of specialty rental assets	37,158	31,083	6,075	20%
Gross Profit	47,061	115,482	(68,421)	-59%
Selling, general and administrative	28,599	66,817	(38,218)	-57%
Other depreciation and amortization	12,555	11,600	955	8%
Restructuring costs	—	168	(168)	-100%
Currency gains, net	—	(77)	77	-100%
Other expense (income), net	(752)	279	(1,031)	-370%
Operating income (loss)	6,659	36,695	(30,036)	-82%
Loss on extinguishment of debt	—	907	(907)	-100%
Interest expense, net	30,113	24,056	6,057	25%
Income (loss) before income tax	(23,454)	11,732	(35,186)	-300%
Income tax expense (benefit)	(5,187)	5,562	(10,749)	-193%
Net Income (loss)	$(18,267)	$6,170	$(24,437)	-396%

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Total Revenue. Total revenue was $173.5 million for the nine months ended September 30, 2020 and consisted of $103.5 million of services income, $42.4 million of specialty rental income, and $27.6 million of construction fee income. Total revenues for the nine months ended September 30, 2019 was $245.0 million which consisted of $185.1 million of services income, $43.1 million of specialty rental income and $16.8 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.  The main driver of the decline in services income revenue year over year was the reduction of customer activity in the Permian Basin and the temporary closure of communities in the Bakken Basin in May 2020, due to the effects of oil price volatility and COVID-19.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.

Specialty rental income decreased mainly as a result of a contract modification for one of our energy end-market customers, which resulted in the contract no longer being treated as a lease for accounting purposes and as such, the revenue associated is now being reported within services income.  Such decreases were partially offset by community expansions that came online later in 2019.

The decrease in services income and specialty rental income was offset by an increase in construction fee income, due to an increase in activity related to the construction of TC Energy Corporation’s Keystone XL Pipeline project, compared to the same period in 2019.

Cost of services. Cost of services was $82.5 million for the nine months ended September 30, 2020 as compared to $91.2 million to the nine months ended September 30, 2019.

The decrease in services costs is primarily due to the decrease in costs incurred driven by cost containment measures implemented in response to the decrease in utilization in the Permian and Bakken basins for the nine months ended September 30, 2020 as compared to the same period in 2019.  These decreases were partially offset by an increase of costs approximately $12.1 million associated with the increase in activity on TC Energy Corporation’s Keystone XL Pipeline project.

Specialty rental costs. Specialty rental costs were $6.8 million for the nine months ended September 30, 2020 as compared to $7.2 million for the nine months ended September 30, 2019. The decrease in specialty rental costs is driven by the reduction in utility and other variable costs as a result of decreased occupancy within the Government segment combined with a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs as it no longer meets the definition of a lease.  These decreases were offset by increases driven by expansion and acquisition activity subsequent to March 31, 2019.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $37.2 million for the nine months ended September 30, 2020 as compared to $31.1 million for the nine months ended September 30, 2019.

The increase in depreciation expense is mainly due to an increase in assets placed into service as part of the capital expenditure program in 2019 as well as 2019 acquisitions of Pro Petro and Superior.

Selling, general and administrative. Selling, general and administrative was $28.6 million for the nine months ended September 30, 2020 as compared to $66.8 million for the nine months ended September 30, 2019.

The decrease in selling, general and administrative expense of $38.2 million is primarily due to the $39.5 million of costs associated with the Business Combination and other transactions recognized for the nine months ended September 30, 2019 that did not recur for the nine months ended September 30, 2020. Additionally, sales commission expenses declined from 2019 to 2020 driven by a decrease in utilization.  Public company costs, including legal and professional fees, as well as travel and entertainment costs, and marketing and advertising costs also decreased from 2019 to 2020.  These decreases were slightly offset by increases in non-cash stock compensation expense driven by the granting of stock compensation in May of 2019, September of 2019, as well as March, April and May of 2020.  Additional increases are attributable to an increase in bad debt expense, new system implementation cost non-cash amortization expense, and insurance expense driven by growth of the business and public company related insurance.

Other depreciation and amortization. Other depreciation and amortization expense was $12.6 million for the nine months ended September 30, 2020 as compared to $11.6 million for the nine months ended September 30, 2019.

The increase in other depreciation and amortization expense is due primarily to the amortization of customer relationship intangible assets from the Superior acquisition and an increase in depreciation expense associated with an increase in depreciable capital expenditures.

Restructuring costs. Restructuring costs associated with a restructuring that originated in 2017 were $0 for the nine months ended September 30, 2020 as compared to $0.2 million, for the nine months ended September 30, 2019 which is primarily related to employee severance payments resulting from the closure of our Baltimore, MD corporate office.

The decrease in Restructuring costs is due to the final payments to the employees that have left or taken other positions related to the restructuring described above and no additional expense related to this restructuring event is expected.

Other expense (income), net. Other expense (income), net was $(0.8) million for the nine months ended September 30, 2020 as compared to $ 0.3 million for the nine months ended September 30, 2019.

The change in other expense (income), net is primarily attributable to the receipt of insurance proceeds in 2020 associated with an involuntary asset conversion that occurred in 2019. Additionally, amounts for the nine months ended September 30, 2020 include various costs related to the effects of COVID-19, which did not occur in the prior period.   Conversely, prior period included non-cash charges and a loss on involuntary conversion, which did not recur in 2020.

Loss on extinguishment of debt.  Loss on extinguishment of debt of $0.9 million for the nine months ended September 30, 2019 related to the write-off of deferred financing costs pertaining to non-continuing lenders associated with the modification of our ABL facility on March 15, 2019.

Interest expense, net. Interest expense, net was $30.1 million for the nine months ended September 30, 2020 as compared to $24.1 million for the nine months ended September 30, 2019.

The change in interest expense is driven by increased interest expense driven by the New ABL Facility and the 2024 Senior Secured Notes, which were originated on March 15, 2019, as compared to the affiliate debt that was outstanding for the period prior to March 15, 2019. Both the New ABL Facility and the 2024 Senior Secured Notes were outstanding for all nine months of 2020 driving more interest expense in 2020.

Income tax expense (benefit).  Income tax benefit was $5.2 million for the nine months ended September 30, 2020 as compared to an expense of $5.6 million for the nine months ended September 30, 2019. The decrease in income tax expense is primarily attributable to the decrease in income before taxes, resulting from a loss for the nine months ended September 30, 2020.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended September 30, 2020 and 2019.

				Percentage
	For the Three Months Ended September 30,		Amount of Increase	Change Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Government	$16,264	$16,830	$(566)	-3%
Permian Basin	18,968	56,524	(37,556)	-66%
Bakken Basin	1,154	6,019	(4,865)	-81%
All Other	11,877	2,270	9,607	423%
Total Revenues	$48,263	$81,643	$(33,380)	-41%

Adjusted Gross Profit
Government	$13,213	$12,817	$396	3%
Permian Basin	8,606	33,285	(24,679)	-74%
Bakken Basin	87	2,895	(2,808)	-97%
All Other	1,807	781	1,026	131%
Total Adjusted Gross Profit	$23,713	$49,778	$(26,065)	-52%

Average Daily Rate
Government	$72.27	$74.50	$(2.23)
Permian Basin	$89.56	$84.20	$5.36
Bakken Basin	$98.11	$77.40	$20.71
Total Average Daily Rate	$81.28	$80.80	$0.48

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $16.3 million the three months ended September 30, 2020, as compared to $16.8 million for the three months ended September 30, 2019.

Adjusted gross profit for the Government segment was $13.2 million for the three months ended September 30, 2020, as compared to $12.8 million for the three months ended September 30, 2019.

Revenue decreased as a result of lower non-cash deferred revenue amortization in September 2020 driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021.  This extended the period over which the unamortized deferred revenue is spread, which reduced September 2020 amortization by $0.5 million. As a result of extending the amortization period for the deferred revenue associated with the amended agreement over the extended term of the agreement, we expect non-cash revenue associated to decrease by approximately $3 million per quarter, from $3.4 million to $0.4 million, effective beginning in the fourth quarter of 2020.  The increase in adjusted gross profit of $0.4 million is due to declines in occupancy for the three months ended September 30, 2020, as compared to the same period in 2019, which helped reduce costs with no decline in revenue, other than the decrease previously mentioned, as revenue is based on a fixed price regardless of utilization or occupancy.

Permian Basin

Revenue for the Permian Basin segment was $19.0 million for the three months ended September 30, 2020, as compared to $56.5 million for the three months ended September 30, 2019.

Adjusted gross profit for the Permian Basin segment was $8.6 million for the three months ended September 30, 2020, as compared to $33.3 million for the three months ended September 30, 2019.

The decrease in revenue of $33.1 million and decrease in adjusted gross profit of $24.7 million is primarily attributable to the decline in utilization in the Permian Basin due to oil price volatility and impacts of COVID-19.

Bakken Basin

Revenue for the Bakken Basin segment was $1.2 million for the three months ended September 30, 2020, as compared to $6.0 million for the three months ended September 30, 2019.

Adjusted gross profit for the Bakken Basin segment was $0.1 million for the three months ended September 30, 2020, as compared to $2.9 million for the three months ended September 30, 2019.

The decrease in revenue of $4.9 million and decrease in adjusted gross profit of $2.8 million was primarily driven by the temporary closure of communities in the Bakken Basin in early May due to oil price volatility and impacts of COVID-19.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the nine months ended September 30, 2020 and 2019.

	For the Nine months ended September 30,		Amount of Increase	Percentage Change Favorable
	2020	2019	(Decrease)	(Unfavorable)
Revenue:
Government	$49,527	$50,115	$(588)	-1%
Permian Basin	89,163	161,270	(72,107)	-45%
Bakken Basin	5,705	16,530	(10,825)	-65%
All Other	29,144	17,068	12,076	71%
Total Revenues	$173,539	$244,983	$(71,444)	-29%

Adjusted Gross Profit
Government	$37,701	$36,985	$716	2%
Permian Basin	42,257	98,529	(56,272)	-57%
Bakken Basin	323	7,228	(6,905)	-96%
All Other	3,938	3,823	115	3%
Total Adjusted Gross Profit	$84,219	$146,565	$(62,346)	-43%

Average Daily Rate
Government	$73.87	$74.60	$(0.73)
Permian Basin	$83.36	$85.00	$(1.64)
Bakken Basin	$80.60	$77.40	$3.20
Total Average Daily Rate	$79.62	$81.30	$(1.68)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $49.5 million for the nine months ended September 30, 2020 as compared to $50.1 million for the nine months ended September 30, 2019.

Adjusted gross profit for the Government segment was $37.7 million for the nine months ended September 30, 2020 as compared to $37.0 million for the nine months ended September 30, 2019.

Revenue decreased as a result of lower non-cash deferred revenue amortization in September 2020 driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021. This extended the period over which the unamortized deferred revenue is spread, which reduced September 2020 amortization by $0.5 million. The increase in adjusted gross profit of $0.7 million is due to declines in occupancy for the nine months ended September 30, 2020, as compared to the same period in 2019, which helped reduce costs with no decline in revenue, other than the decrease previously mentioned, as revenue is based on a fixed price regardless of utilization or occupancy.

Permian Basin

Revenue for the Permian Basin segment was $89.2 million for the nine months ended September 30, 2020, as compared to $161.3 million for the nine months ended September 30, 2019.

Adjusted gross profit for the Permian Basin segment was $42.3 million for the nine months ended September 30, 2020, as compared to $98.5 million for the nine months ended September 30, 2019.

The decrease in revenue of $72.1 million and decrease in adjusted gross profit of $56.3 million is primarily attributable to the decline in utilization due to the effects of oil price volatility and COVID-19.

Bakken Basin

Revenue for the Bakken Basin segment was $5.7 million for the nine months ended September 30, 2020 as compared to $16.5 million for the nine months ended September 30, 2019.

Adjusted gross profit for the Bakken Basin segment was $0.3 million for the nine months ended September 30, 2020, as compared to $7.2 million for the nine months ended September 30, 2019.

The decrease in revenue of $10.8 million and decrease in adjusted gross profit of $6.9 million was primarily driven by the temporary closure of communities in the Bakken Basin in early May due to oil price volatility and impacts of COVID-19.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.

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

Capital Requirements

During for the nine months ended September 30, 2020 we incurred $7.7 million in capital expenditures. Our total annual 2020 capital budget included growth projects to increase community capacity. However, in response to anticipated lower utilization levels resulting from the impact of oil price volatility and COVID-19 as previously discussed, the Company has reduced its anticipated 2020 capital expenditures by 50% to $8 – $12 million (excluding acquisitions).  As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Nine Months Ended
	September 30,
	2020	2019

Net cash provided by operating activities	$28,592	$44,077
Net cash used in investing activities	(10,288)	(103,132)
Net cash provided by (used in) financing activities	(16,027)	50,327
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,263	$(8,745)

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Cash flows provided by operating activities. Net cash provided by operating activities was $28.6 million for the nine months ended September 30, 2020 compared to net cash provided by operating activities of $44.1 million for the nine months ended September 30, 2019.

Prior period cash from operating activities included a transaction bonus of $28.5 million paid in March 2019 in connection with the closing of the Business Combination, which was fully funded by a capital contribution included in cash flows from financing activities.  The current period also included an increase in cash outflow for interest of approximately $11.3 million driven by an increase in debt obligations originated with the closing of the Business Combination. After factoring out the effects of these items, the current period is down by approximately $32.7 million when compared to 2019 driven primarily by a decline in revenue resulting from the negative impacts of the oil and gas price volatility and COVID-19.

Cash flows used in investing activities. Net cash used in investing activities was $10.3 million for the nine months ended September 30, 2020 compared to $103.1 million for the nine months ended September 30, 2019. This decrease was primarily related to the decrease in discretionary capital expenditures and acquisition activity.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $16.0 million for the nine months ended September 30, 2020 compared to $50.3 million for the nine months ended September 30, 2019. The decrease in cash from financing activities primarily reflects the decrease in cash received from the Business Combination and issuance of the 2024 Senior Secured Notes that occurred in March 2019.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of September 30, 2020 consisted of $1.1 million of capital leases and $0.4 of other financing arrangements.  In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  Additionally, $30 million was drawn on the New ABL Facility during June 2019 to fund the Superior acquisition.  During the three months ended September 30, 2020, $15 million of the amounts drawn previously was repaid. The maturity date of the New ABL Facility is September 15, 2023.

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

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. Our largest customers for the nine months ended September 30, 2020, were CoreCivic of Tennessee, LLC and TransCanada Keystone Pipeline, LP, who accounted for 29% and 16% of revenues. The largest customers accounted for 27% and 23% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of September 30, 2020.

Our largest customers for the nine months ended September 30, 2019, were CoreCivic of Tennessee LLC and Halliburton Energy Services who accounted for 20.6% and 12.6% of revenues. The largest customers accounted for 9.4% and 13.9% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of September 30, 2019.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. for the nine months ended September 30, 2020, our major suppliers were JR Civil LLC and Sysco representing 15.0% and 13.0%, of goods purchased, respectively.  For the nine months ended September 30, 2019, our major supplier was Palomar Modular Buildings representing 12.9%, of goods purchased, respectively

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of September 30, 2020:

Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Capital lease and other financing obligations	$1,481	$1,094	$387	$—	$—
Asset retirement obligations	3,683	—	746	—	2,937
Interest payments(1)	113,050	—	64,600	48,450	—
New ABL Facility	70,000	—	—	70,000	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$528,214	$1,094	$65,733	$458,450	$2,937

(1)	Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $113.1 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $4.2 million and $11.1 million for the nine months ended September 30, 2020 and 2019, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $1.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.4 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.  Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

Future minimum lease payments at September 30, 2020 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2020	$860
2021	1,887
2022	960
2023	459
2024	295
Total	$4,461

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within our Annual Report on Form 10-K filed on March 13, 2020. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three and nine months ended September 30, 2020 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges.
●	Currency (gains) losses, net: Foreign currency transaction gains and losses.
●	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
●	Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination. As discussed in Note 3 of our notes to our unaudited consolidated financial statements included in this Form 10-Q, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.

●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Business Combination. Such amounts were funded by proceeds from the Business Combination. The current period primarily included residual tax advisory filing related expenses associated with the Business Combination.
●	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior.
●	Officer loan expense: Non-cash charge associated with loans to certain executive officers of the Company that were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.
●	Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believes that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flow provide useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross Profit	$11,718	$38,556	$47,061	$115,482
Depreciation of specialty rental assets	11,995	11,222	37,158	31,083
Adjusted gross profit	$23,713	$49,778	$84,219	$146,565

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(7,870)	$9,569	$(18,267)	$6,170
Income tax expense (benefit)	(2,991)	3,290	(5,187)	5,562
Interest expense, net	9,913	10,172	30,113	24,056
Loss on extinguishment of debt	—	—	—	907
Other depreciation and amortization	4,341	4,021	12,555	11,600
Depreciation of specialty rental assets	11,995	11,222	37,158	31,083
EBITDA	15,388	38,274	56,372	79,378

Adjustments
Other expense (income), net	99	723	94	1,141
Restructuring costs	—	—	—	168
Currency gains, net	—	(77)	—	(77)
Transaction bonus amounts	—	—	—	28,519
Transaction expenses	26	35	382	9,509
Acquisition-related expenses	—	67	—	370
Officer loan expense	—	—	—	1,583
Target Parent selling, general, and administrative costs	—	—	—	246
Stock-based compensation	886	433	2,808	643
Other adjustments	611	1,155	3,071	1,664
Adjusted EBITDA	$17,010	$40,610	$62,727	$123,144

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$28,592	$44,077
Less: Maintenance capital expenditures for specialty rental assets	(766)	(1,409)
Discretionary cash flows	$27,826	$42,668

Purchase of specialty rental assets	(11,601)	(74,002)
Purchase of property, plant and equipment	(182)	(154)
Purchase of business, net of cash acquired	—	(30,000)
Receipt of insurance proceeds	619	386
Proceeds from sale of specialty rental assets and other property, plant and equipment	876	—
Repayments from affiliates	—	638
Net cash used in investing activities	$(10,288)	$(103,132)

Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699
Proceeds from borrowings on finance and capital lease obligations	10,151	—
Principal payments on finance and capital lease obligations	(10,654)	(1,970)
Principal payments on borrowings from ABL	(52,500)	(32,790)
Proceeds from borrowings on ABL	42,500	82,240
Repayment of affiliate note	—	(3,762)
Contributions from affiliate	—	39,107
Recapitalization	—	218,752
Recapitalization - cash paid to Algeco Seller	—	(563,134)
Payment of deferred financing costs	—	(19,799)
Purchase of treasury stock	(5,318)	(4,959)
Restricted shares surrendered to pay tax liabilities	(206)	(57)
Net cash provided by (used in) financing activities	$(16,027)	$50,327

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2020, we had $70.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.7 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2020.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

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

Item 1A. Risk Factors

The global COVID-19 pandemic, along with the recent decrease in demand and oversupply of oil and natural gas during the first quarter of 2020 and continuing through the second and third quarter of 2020, have had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

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

●	Risks Related to Operations: Due to the significant decline in the demand for oil and natural gas, we have taken steps to reduce operating costs and improve efficiency, including terminating or furloughing a substantial number of our personnel. Such steps, and further changes we may make in the future to reduce costs to us may negatively impact our ability to attract and retain employees, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 pandemic, the oversupply of oil and natural gas and the related impacts on the oil and gas industry subside, including because they find new jobs during the furlough, we may experience operational challenges that impact customer loyalty and our market share, which could limit our ability to grow and expand our business and could reduce our profits. In addition, if we are unable to access capital to make physical improvements to our communities, the quality of our communities may suffer, which may negatively impact our reputation and customer loyalty, and our market share may suffer as a result.

●	Risks Related to Expenses: COVID-19, the oversupply of oil and natural gas and the resultant decreases in demand for our services from our customers in the oil and gas industry may require us to incur additional expenses. For example, depending on the length of the furloughs, we may need to make severance payments to some of our furloughed employees, even if we intend to have the employees return to work in the future. In addition, the implementation of COVID-19 related health and hygiene regulations and guidelines has impacted the manner and method in which we provide certain services in our communities, including our catering services and cleaning and sanitation practices. As a result, our communities have incurred and will continue to incur additional costs due to these changes, from increased demand and frequency of cleaning and sanitation throughout our communities. While the federal, state and local governments in the regions in which we operate have implemented and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the costs and other impacts of COVID-19. Even after the COVID-19 pandemic subsides and if or when the actions of OPEC mitigate the impact of the oversupply of oil and natural gas, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions, in response to potential future pandemic outbreaks, or changes in the utilization of our communities and services by our oil and gas customers.

●	Risks Related to Growth: Our potential plans for the growth and development of our business have been impacted by COVID-19 and the oversupply of oil and natural gas and may continue to be impacted for an unknown period of time. Many companies, including those in the hospitality and energy industries, are finding it difficult or impossible to obtain financing on commercially favorable terms. If COVID-19 or general economic weakness, including due to the oversupply of oil and natural gas, causes further deterioration in the capital markets and/or our financial condition deteriorates due to the changes and limitations placed on our business operations due to COVID-19 and/or the oversupply of oil and natural gas and the resultant impact on our customers in the oil and gas industry, we may be unable to make additional draws on our existing financing commitments to develop or acquire additional communities (See "—Risks Related to Funding" below).

●	Risks Related to Funding: As of September 30, 2020, we, through our wholly-owned indirect subsidiary, Arrow Bidco, had $410 million of total indebtedness consisting of $70 million of borrowings under the New ABL Facility and $340 million of Notes. To the extent we draw further under the New ABL Facility, our long-term debt could increase substantially. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the speciality rental and hospitality services

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On August 15, 2019, the Company's Board of Directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our common shares from August 30, 2019 to August 15, 2020. During the year ended December 31, 2019, the Company repurchased 4,414,767 common shares for approximately $23.6 million. As of August 15, 2020, the 2019 Plan had a remaining capacity of approximately $51.5 million.  No purchases were made for the nine months ended September 30, 2020.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
3.2	Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020).
10.1	Form of Executive Restrictive Stock Units Termination Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2020).

10.2	Form of Salary Program Termination Agreement (Executives) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

10.3

Form of Director Retainer Program Termination Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

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

Target Hospitality Corp.

Dated: November 9, 2020	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer