Form 10-K
period 2020-12-31
Target Hospitality Corp.
filed 2021-03-31
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ⌧.

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was $53,767,860.

There were 105,651,020 shares of Common Stock, par value $0.0001 per share, issued and 101,236,253 outstanding as of March 26, 2021.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Target Hospitality Corp.

Annual Report on FORM 10-K

December 31, 2020

Part I

Item 1. Business

Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company”, or “Target Hospitality” refer to Target Hospitality Corp. and its consolidated subsidiaries.

Overview

Our company, Target Hospitality, is one of the largest vertically integrated specialty rental and hospitality services companies in the United States. We own an extensive network of geographically relocatable specialty rental accommodation units with approximately 13,800 beds across 26 communities. The majority of our revenues are generated under multi-year committed contracts which provide visibility to future earnings and cash flows. We believe our customers enter into contracts with us because of our differentiated scale and ability to deliver premier accommodations and in-house culinary and hospitality services across many key geographies in which they operate. For the year ended December 31, 2020, we generated revenues of approximately $225 million.  Approximately 58.8% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 41.2% of revenues were earned through leasing of lodging facilities (23.5%) and construction fee income (17.7%) for the year ended December 31, 2020.

For additional information on our revenue related to December 31, 2019 and 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

Our company was formed from two leading businesses in the sector, Target Logistics Management, LLC (“Target”) and RL Signor Holdings, LLC (“Signor’). Signor was founded in 1990, and Target, though initially founded in 1978, began operating as a specialty rental and hospitality services company in 2006. Our company operates across the U.S. primarily in the Permian Basin in the southwest U.S. and Bakken Basin in North Dakota, which are the highest producing oil and gas basins in the world. We also own and operate the largest family residential center in the U.S., serving asylum-seeking families. Using the “Design, Develop, Build, Own, Operate, and Maintain” (“DDBOOM”) business model, Target Hospitality provides comprehensive turnkey solutions to customers’ unique needs, from the initial planning stages through the full cycle of development and ongoing operations. We provide cost-effective and customized specialty rental accommodations, culinary services and hospitality solutions, including site design, construction, operations, security, housekeeping, catering, concierge services and health and recreation facilities.

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

Summary of Value Added Services

We take great pride in the premium customer experience we offer across our range of community and hospitality services offerings. The majority of Target’s communities include in-house culinary and hospitality services. Our well-trained culinary and catering professionals serve more than 13,000,000 meals each year with fresh ingredients and many of our meals are made from scratch. We self-manage most culinary and hospitality services, which provides us with greater control over service quality as well as incremental revenue and profit potential. Our communities are designed to promote rest and quality of life for our customers’ workforces and include amenities such as:

Summary of Amenities at various Communities:

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

1978-2010	2011-Present
● 1978: Target Logistics was founded	● 2011: Target expanded capacity in Williston, Stanley and Tioga with long-term customers Halliburton, Hess, ONEOK, Schlumberger, Superior Well Service, Key Energy Services and others
● 1990: Signor Farm and Ranch Real Estate was founded	● 2011: Signor Lodge opened in Midland, TX (84 rooms)

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
● 2017: Signor opened Orla Lodge with 208 rooms
● 2017: Target expanded Permian network with the expansion of both Wolf Lodge and Pecos Lodge (Permian basin) in Q2
● 2017: Target expanded presence in New Mexico (Permian basin) and West Texas with the acquisition of 1,000-room Iron Horse Ranch in Q3
● 2017: Signor opened El Reno Lodge with 345 rooms
● 2017: Target expanded Permian presence with 280-room Blackgold Lodge in Q3
● 2018: Target Logistics rebranded as Target Lodging in March 2018
● 2018: Target opened new 600-room community in Mentone-Permian basin
● 2018: Target added approximately 1,600 rooms across Permian basin network
● 2018: Target expanded community network in Permian and Anadarko basins through acquisition of Signor, adding 7 locations and approximately 4,500 beds to the network
● 2019: Target announced new 400-bed community in the Permian basin
● 2019: Target expanded its community network in the Permian Basin through the acquisitions of Superior and ProPetro, adding 4 locations and approximately 758 beds to the network.
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

With our focus on large-scale community networks, large-scale stand-alone communities and hospitality services, our business model is a balanced combination of specialty rental assets and facilities services and is most similar to specialty rental companies like WillScot Mobile Mini, and facilities services companies such as Aramark, Sodexo or Compass Group, and developers of lodging properties who are also owners or operators, such as Hyatt Hotels Corporation or Marriott International, Inc.

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

The Permian has experienced elevated drilling activity as the result of improved technologies that have driven down the cost of production. Additionally, the Permian is the lowest cost basin within the U.S., with a breakeven price of approximately $40/bbl and multi-year drilling inventory economic at sub-$35 per barrel WTI prices in many areas, allowing operators focused in the Permian to continue drilling economic wells even at low commodity price levels.

Technological improvements in recent years and the extensive oil and gas reserves support sustained activity in the Permian for the foreseeable future.

Business Strengths & Strategies

Strengths

●	Market Leader in Strategically Located Geographies. We are one of the nation’s largest provider of turnkey specialty rental units with premium catering and hospitality services including 26 strategically located communities with approximately 13,800 beds primarily in the highest demand regions of the Permian and Bakken. Utilizing our large network of communities with the most bed capacity, particularly within the Permian and Bakken, we believe we are the only provider with the scale and regional density to serve all of our customers’ needs in these key basins. Additionally, our network and relocatable facility assets allow us to transfer the rental fleet to locations that meet our customer service needs. We leverage our scale and experience to deliver a comprehensive service offering of vertically integrated accommodations and hospitality services. Our complete end-to-end accommodations solution, including our premium amenities and experience, provides our customers with a compelling economic value proposition.

WYOMING
NORTH DAKOTA
NEW MEXICO
OKLAHOMA
TEXAS
TARGET HOSPITALITY LODGES
PERMIAN
BAKKEN

●	Long-Standing Relationships with Diversified Large Integrated Customers. We have long standing relationships with our diversified base of approximately 250 customers, which includes some of the largest blue-chip, investment grade oil and gas and integrated energy infrastructure companies in the U.S. We serve the full energy value chain, with customers spanning across the upstream, midstream, downstream and service sectors. We believe we have also established strong relationships in our U.S. government end market with our contract partner and the federal agency we serve. We initially won our large government sub-contract in 2014 based upon our differentiated ability to develop and open the large facility on an accelerated timeline. This contract was renewed and extended in 2016 and 2020, demonstrating our successful execution and customer satisfaction. The relationships we have established over the past decade have been built on trust and credibility given our track record of performance and delivering value to our customers by providing a broad range of hospitality service offerings within a community atmosphere. Target’s customers’ willingness to enter into multi- year committed contracts, and our historical client retainment rate of approximately 90%, demonstrates the strength of these long-standing relationships.

●	Committed Revenue and Exclusivity Produce Highly Visible, Recurring Revenue. The vast majority of our revenues are generated under multi-year contracts that include committed payment terms or exclusivity provisions, under which our customers agree to use our network for all their accommodation needs within the geographies we serve. In 2020, approximately 57% of our revenues had committed payment provisions and approximately 77% were under long-term contract, including exclusivity. The weighted average length of our contracts is approximately 63 months and Target has maintained a consistent client renewal rate of over 90% for the last 5 years. Our customers enter into long-term agreements and consistently renew their contracts to ensure that sufficient accommodations and hospitality services are in place to properly care for their large workforces. Our multi-year contracts and consistent renewal rates provide recurring revenue and high visibility on future financial performance.

●	Proven Performance and Resiliency Through the Cycle. Our business model is generally well insulated from economic and commodity cycles. For example, we secured a major contract renewal and extension under our Government Segment which represents approximately 28% of Target Hospitality’s 2020 revenue. Additionally, with the onset of COVID-19, the Company executed contract modifications with several customers in the oil and gas industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain and increase contract value while providing the company with greater visibility into long-term revenue and cash flow. This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. Further, we are able to efficiently optimize our modular assets and redeploy them, as warranted by customer demand.

●	Long-lived Assets Requiring Minimal Maintenance Capital Expenditures. Our long-lived specialty rental assets support robust cash flow generation. Our rental assets have an average life in excess of 20 years, and we typically recover our initial investment within the first few years of initial capital deployment. We estimate our maintenance capital to be approximately 1%-2% of annual revenue and maintain low maintenance capital expenditures, as cleaning and routine maintenance costs are included in day-to-day operating costs and recovered through the average daily rates that we charge our customers. This continual care of our assets supports extended asset lives and the ongoing ability to operate with only nominal maintenance capital expenditures. The investment profile of our rental assets underpins our industry leading unit economics. Our contract discipline underpins our investment decision making and spending on any new growth investments. Generally, we do not invest capital unless we expect to meet our internal returns thresholds. Due to the high revenue visibility from long-

term contracts, we are poised to generate robust and stable cash flows driven by historical strategic growth investments and minimal future maintenance capital expenditure requirements.

Strategies

We believe that we can further develop our business by, among other things:

●	Maintaining and Expanding Existing Customer Relationships. Growing and maintaining key customer relationships is a strategic priority. We fill existing bed capacity within our communities, while optimizing our inventory for existing customer expansion or for new customers. Keeping this balance provides us with flexibility and a competitive advantage when pursuing new contract opportunities. We optimize our capacity, inventory and customers’ usage through data analytics, customer collaboration and forecasting demand. With the scale of our accommodations network, a significant number of our key customers are commercially exclusive to Target Hospitality as their primary and preferred provider of accommodations and hospitality services throughout the U.S. or for a designated geographic area.

●	Enhancing Contract Scope and Services. One of our strategic focus areas is to enhance the scope and terms of our customer contracts. We intend to continue our historical track record of renewing and extending these contracts at favorable commercial and economic terms, while also providing additional value added services to our customers. For example, following the Signor acquisition we added our vertically integrated suite of services, including catering, to the many legacy Signor contracts that included only accommodations. Replacing legacy third party providers allows us greater control over service quality and delivery and offers substantial incremental revenue potential. Additionally, we believe we have capacity to increase revenue within our existing communities without new growth capital expenditures through increased utilization rates or modest price increases over time.

●	Disciplined Growth Capital Expenditures to Increase Capacity. We selectively pursue opportunities to expand existing communities and develop new communities to satisfy customer demand. We employ rigorous discipline to our capital expenditures to grow our business. Our investment strategy is generally to only deploy new capital with visibility—typically a contract—to revenue and returns to meet our internal return hurdles. We target payback on initial investment within a few years. Due to the lower cost per bed, returns on investment are higher for the expansion of existing facilities.

●	Growing and Pursuing New Customer/Contract Opportunities. We continually seek additional opportunities to lease our facilities to government, energy and natural resources, manufacturing, and other third-party owners or operators in need of specialty rental and hospitality services. We have a proven track record of success in executing our specialty rental and facilities management model across several end markets for ongoing needs as well as major projects that have finite project life cycle durations. While special projects do not constitute a large portion of our business, it is typical for us to secure some special projects that can last anywhere from 1-5 years (or more). We have designated sales-related resources that focus on special finite life cycle projects and maintain a dynamic business pipeline which includes but is not limited to special projects across end markets.

●	Expansion Through Acquisitions and diversify our service offerings. We selectively pursue acquisitions and business combinations related to specialty rental and hospitality services in the markets we currently serve as well as adjacent markets that offer existing complimentary services to ours. Leveraging our core competencies related to facilities management, culinary services, catering and site services, we can further scale this segment of our business and replicate it in other geographies and end markets. We continue to assess targeted acquisitions and business combinations that would be accretive to us while also expanding our end markets.

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

Business Operations

Target Hospitality provides specialty rental and hospitality services, temporary specialty rental and hospitality services solutions and facilities management services across the U.S. The Company’s primary customers are investment grade oil, gas and energy companies, other workforce accommodation providers operating in the Permian and Bakken Basins, and government contractors. The Company’s specialty rental and hospitality services and management services are highly customizable and are tailored to each customer’s needs and requirements. Target Hospitality is also an approved general services administration (“GSA”) contract holder and offers a comprehensive range of housing, deployment, operations and management services through its GSA professional services schedule agreement. The GSA contract allows U.S. federal agencies to acquire our products and services directly from Target Hospitality which expedites the commercial procurement process often required by government agencies.

Target Hospitality operates its business in four key end markets: (i) government (“Government”), which includes the facilities, services and operations of its family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under its lease and services agreement with CoreCivic; (ii) the Permian basin (the “Permian Basin”), which includes the facilities and operations in the Permian region and the 19 communities located across Texas and New Mexico; (iii) the Bakken basin (the “Bakken Basin”), which includes facilities and operations in the Bakken basin region and four communities in North Dakota; and (iv) TCPL Keystone (“TCPL Keystone”), which provided ongoing preparatory work and plans for facilities and services provided in connection with the TC Energy (formerly TransCanada)  Keystone pipeline project.

The map below shows the Company’s primary community locations in the Permian Basin and the Bakken Basin (including the Company’s one location in the Anadarko).

TARGET
HOSPITALITY

MONTANA
NORTH
DAKOTA
NEW
MEXICO
TEXAS

NORTH AMERICA LODGE NETWORK

BASIN

- Bakken
- Permian

TEXAS

1. Barnhart Lodge
2. Delaware Orla Lodge
3. Kermit Lodge
4. Kermit Lodge North
5. Mentone Skillman Station
6. Mentone Wolf Lodge
7. Midland Lodge
8. Midland East Lodge
9. Odessa Lodge East
10. Odessa Lodge FTSI
11. Odessa Lodge West
12. Orla El Capitain Lodge
13. Orla Lodge North
14. Orla Lodge South
15. Pecos Lodge North
16. Pecos Lodge South

NEW MEXICO

17. Carlsbad Lodge
18. Jal Lodge
19. Seven Rivers Lodge

OKLAHOMA

20. El Reno Lodge

NORTH DAKOTA

21. Judson Lodge
22. Stanley Hotel
23. Watford City Lodge
24. Williams County Lodge

The table below presents the Company’s lodges in the oil and gas end market and government as of December 31, 2020.

Location	Lodge Name	Location	Status	Number of Beds
Bakken	Williams County Lodge	Williston, North Dakota	Own/Operate	300
Bakken	Judson Executive Lodge	Williston, North Dakota	Own/Operate	105
Bakken	Stanley Hotel	Stanley, North Dakota	Own/Operate	339
Bakken	Watford City Lodge	Watford City, North Dakota	Own/Operate	334
Permian	Dilley (STFRC)	Dilley, Texas	Own	2,556
Permian	Pecos North Lodge	Pecos, Texas	Own/Operate	982
Permian	Pecos South Lodge	Pecos, Texas	Own/Operate	786
Permian	Mentone Wolf Lodge	Mentone, Texas	Own/Operate	530
Permian	Skillman Station Lodge	Mentone, Texas	Own/Operate	706
Permian	Orla North Lodge	Orla, Texas	Own/Operate	170
Permian	Orla South Lodge	Orla, Texas	Own/Operate	240
Permian	Delaware Orla Lodge	Orla, Texas	Own/Operate	465
Permian	El Capitan Lodge	Orla, Texas	Own/Operate	406
Permian	Odessa West Lodge	Odessa, Texas	Own/Operate	805
Permian	Odessa East Lodge	Odessa, Texas	Own/Operate	280
Permian	Odessa FTSI Lodge	Odessa, Texas	Own/Operate	212
Permian	Midland Lodge	Midland, Texas	Own/Operate	1,565
Permian	Midland East Lodge	Midland, Texas	Own/Operate	168
Permian	Kermit Lodge	Kermit, Texas	Own/Operate	232
Permian	Kermit North Lodge	Kermit, Texas	Own/Operate	180
Permian	Barnhart Lodge	Barnhart, Texas	Own/Operate	192
Permian	Carlsbad Lodge	Carlsbad, New Mexico	Own/Operate	606
Permian	Carlsbad Seven Rivers Lodge	Carlsbad, New Mexico	Own/Operate	640
Permian	Jal Lodge	Jal, New Mexico	Own/Operate	626
Anadarko	El Reno Lodge	El Reno, Oklahoma	Own/Operate	345
Total Number of Beds				13,770

Government

Historically, the Government segment has included, but is not limited to, two primary end markets which make up approximately 28% of our revenue for the year ended December 31, 2020:

●	Residential Facilities. Residential facilities, including the South Texas Family Residential Center (discussed below), provide space and residential services in an open and safe environment to families with children who are seeking asylum and are awaiting the outcome of immigration hearings or the return to their countries of origin. Residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

●	Community Corrections. Community corrections/residential reentry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

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

The Government segment generated approximately 28% or $63.2 million of the Company’s revenue for the year ended December 31, 2020.

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

As of December 31, 2020, with 19 communities and approximately 9,800 beds across the Permian Basin, we offer the largest network of turnkey specialty rental accommodations and hospitality services in the Permian Basin, with the next largest provider having 5,000 beds or less and only six locations.  Target Hospitality has two locations and over 1,700 beds in the Pecos area of the Permian Basin alone, which is located in the Delaware basin area.

The Permian Basin segment generated 49.8% or $112.1 million of the Company’s revenue for the year ended December 31, 2020. The map below shows the Company’s primary community locations in the Permian Basin.

ROSWELL
LUBBOCK
NEW MEXICO
285
CARLSBAD
Seven Rivers
Carlsbad
Mentone Skillman Station
Jal
Mentone Wolf
Midland
Midland East
20
Delaware Orla
Orla El Capitan
Orla North
Orla South
ORLA
Kermit North
Kermit
MIDLAND
ODESSA
285
20
Odessa East
Odessa FTSI
Odessa West
PECOS
Barnhart
20
Pecos North
Pecos South
285
TEXAS
PERMIAN BASIN
Delaware
Midland
Target Lodge
Less than one hour of a Target Lodge

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

In 2009, Target entered the Bakken Basin market and built its first community in Williston, North Dakota for a large oilfield services company. The community was the first of its kind in the region and provided specialty rental and hospitality services for more than 150 remote rotational workers. As of December 31, 2020, Target Hospitality had four community locations and 1,077 available beds serving the Bakken Basin. We are the largest specialty rental and hospitality services provider in the region with approximately 50% of the market share with the next closest direct competitor having less than 15% of the market share.

The Bakken Basin segment generated 2.9% or $6.6 million of the Company’s revenue for the year ended December 31, 2020. The map below shows the Company’s primary community locations in the Bakken Basin.

TARGET
HOSPITALITY

MONTANA
NORTH DAKOTA
1
2
3
4
Stanley
Williston
Watford City

LODGE NETWORK

NORTH DAKOTA

1. Judson Lodge
2. Stanley Hotel
3. Watford City Lodge
4. Williams County Lodge

BASIN ● Bakken

TCPL Keystone

Future Pipeline Services Plans

We contracted with TC Energy Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project. Our contract with TCPL was executed in 2013. Our contract with TCPL is terminable at will by TCPL with ten days prior written notice and, in the event of such termination we are entitled to certain cancellation fees and compensation for work performed prior to cancellation. In October 2018, we received partial release for certain pre-work related to the project and performed a limited scope of work based on work orders issued by TCPL.

During 2020, activity related to this segment increased to a level that resulted in revenue exceeding 10% of our consolidated revenues for the first time and as such, this segment became a reportable segment in 2020.

This project continues to face legal challenges from various opposition groups.  As a result, any adverse ruling or injunction from any current or future legal proceeding could adversely affect the timing and scope of work to be performed by the Company for TCPL in support of the Keystone XL project.

In January 2021, the TCPL project was suspended due to the revocation of the Keystone XL Presidential Permit, which will substantially eliminate construction and other revenue related to the project going forward.

Other

In addition to the four reportable segments above, the Company: (i) has facilities and operations for one community in the Anadarko Basin of Oklahoma; and (ii) provides catering and other services to communities and other workforce accommodation facilities for the oil, gas and mining industries not owned by Target Hospitality (“Facilities Management”).

The Company provides specialty rental and hospitality services including concierge, culinary, catering, maintenance, security, janitorial and related services at facilities owned by other companies. We currently provide Facilities Management, culinary and catering services and site services for one facility located in Wyoming for which we do not own the specialty rental accommodation assets.

Segment information for December 31, 2019 and 2018

For additional information on our segments, including Government, Permian, Bakken, TCPL Keystone, and Other, related to December 31, 2019 and 2018, refer to Note 26 of our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Customers and Competitors

Target Hospitality’s principal customers include investment grade oil and gas companies, energy infrastructure companies, and U.S. government and government contractors. For the year ended December 31, 2020, our largest customers were CoreCivic of Tennessee LLC and TC Energy Keystone Pipeline LP, who accounted for approximately 28.1% and 18.6% of our revenue, respectively.

For the year ended December 31, 2020, our top five customers accounted for approximately 65% of our revenue.

For the year ended December 31, 2019, our largest customers were CoreCivic of Tennessee LLC and Halliburton, who accounted for 20.8% and 12.5% of our revenue, respectively.

For the year ended December 31, 2018, our largest customer was CoreCivic of Tennessee LLC, who accounted for 27.7% of our revenue.

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

The Company’s Community and Services Contracts

For the year ended December 31, 2020, revenue related to the Permian and Bakken Basins represented 49.8% and 2.9% of our revenue, respectively, revenue related to our Government segment represented 28.1% of our revenue, revenue related to our TCPL Keystone segment represented 18.6% of our revenue, and All Other revenue represented less than 1% of our revenue.

Lease and Services Agreements

The company’s operations in the Permian and Bakken Basins are primarily conducted through committed contractual arrangements with its customers. For certain of the Company’s largest customers, it uses network lease and services agreements (“NLSAs”) which cover the customer’s full enterprise and are exclusive agreements with set terms and rates for all geographic regions in which the Company operates. The NLSAs obligate the customers to use the Company’s facilities and services across the U.S. The company’s NLSAs have an average set term of two to three years.

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

CoreCivic

The Company operates the South Texas Family Residential Center pursuant to a contractual arrangement with CoreCivic (the “CoreCivic Contract”). The CoreCivic Contract provides for the Company’s sublease and ongoing operation of the South Texas Family Residential Center through September 2026. This facility, located in Dilley, Texas, is the largest family residential center in the U.S. and was built by the Company in 2015. This facility has approximately 524,000 square feet of facilities on an 85-acre site. Target Hospitality leases the facilities to CoreCivic and provides onsite managed services including catering, culinary, facilities management, maintenance, and janitorial services of the common area facilities only.

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

Regulatory and Environmental Compliance

Our business and the businesses of the Company’s customers can be affected significantly by federal, state, municipal and local laws and regulations relating to the oil, natural gas and mining industries, food safety and environmental protection. The Company incurs significant costs to comply with these laws and regulations in operating its business. However, changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, or new interpretations thereof, and the development of new laws and regulations could impact the Company’s business and result in increased compliance or operating costs associated with its or its customers’ operations.

In addition, our customers include U.S. government contractors, which means that we may, indirectly, be subject to various statutes and regulations applicable to doing business with the U.S. government. U.S. government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. If we fail to maintain compliance with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under its contracts or under the Federal Civil False Claims Act (the “False Claims Act”).

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

Human Capital

The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to: keep employees safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employees through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce.

The Company employed approximately 496 people as of December 31, 2020. Our global workforce is comprised of all full-time employees. Of the total population as of December 31, 2020, approximately 318 of our employees worked in the Permian segment, approximately 19 of our employees worked in the Bakken segment, approximately 20 of our employees worked in the TCPL Keystone segment, approximately 84 of our employees worked in the Government segment, and approximately 8 of our employees worked in the All Other segment. The remaining 47 employees worked in Corporate. None of the Company’s employees are unionized or members of collective bargaining arrangements.

The Company focuses on the following in managing its human capital:

•Health and safety: We have a safety program that focuses on implementing management systems, policies and training programs and performing assessments to see that workers are trained properly, and that injuries and incidents are prevented. All of our employees are empowered with stop-work authority which enables them to immediately stop any unsafe or potentially hazardous working condition or behavior they may observe. We utilize a mixture of indicators to assess the safety performance of our operations, including total recordable injury rate, preventable motor vehicle incidents and corrective actions. We also recognize outstanding safety behaviors through us at the local community level.  Importantly, during the COVID-19 pandemic, our continuing focus on health and safety enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues safe.

•Employee wellness: The Company’s Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity, and overall employee engagement. The program includes a health assessment, no cost preventive care through the medical plan, two personal paid days off to be used for a physical and mental health, tobacco cessation support through our medical insurance carrier, and an employee assistance program. Approximately 54% of eligible employees participated in the Health & Safety program in 2020.

•Inclusion and diversity (“I&D”): We believe that an inclusive and diverse team is key to the success of our culture and aim to drive I&D initiatives through many efforts. The Company’s I&D initiatives are operationalized through five core elements: (1) senior management’s endorsement of and alignment with the programs; (2) a data strategy to establish metrics, goals and accountability; (3) increasing diversity in the talent pipeline and our hiring; (4) creating an inclusive work environment; and (5) a strategy for transparent communications. The Company has internal goals for overall workforce diversity and additional goals for specific positions at the Company. In addition, the Company has made hiring and supporting veterans and minorities, especially in leadership roles, a priority. The Company analyzes diversity in the workforce on at least an annual basis and develops action plans from the results to spark dialogue among employees and leaders in an effort to build a more inclusive, diverse and empowered culture at the Company. As of December 31, 2020, women constituted 43% of our workforce and self-identified racial or ethnic minorities represented 70% of our workforce.

•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term, and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance.

•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention. We are in the process of conducting an annual employee experience survey, which will provide valuable information on drivers of engagement and areas where we can improve. To provide an open and frequent line of communication for all employees, we encourage staff meetings at every lodge.

•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend new hire orientation training within 90 days of hire, which training was delivered virtually during most of 2020. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our employees. In 2020, our employees enhanced their skills through training, including safety training, leadership training and equipment-related training from our suppliers. Additionally, we had fewer new hires and did not gain employees through acquisitions, reducing the need for new hire and acquisition training. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.

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

Communities/Owned and Leased Real Estate

Target Hospitality operates 26 communities, of which it owns the underlying real property of 44%, leases the underlying real property of 33%, and both owns and leases the underlying real property of 8%. The remaining 15% are customer sites.

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

Item 1A. Risk Factors

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found immediately following this summary and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	The global COVID-19 pandemic has had a material detrimental impact on our business.
●	We face significant competition in the specialty rental sector.
●	We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We derive a substantial portion of our revenue from the operation of the South Texas Family Residential Center for the U.S. government through a subcontract with a government contractor. The loss of, or a significant decrease in revenues from, this customer could seriously harm our financial condition and results of operations.
●	Our business may be adversely affected by periods of low oil, or natural gas prices or unsuccessful exploration results which may decrease customers’ spending and our results.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions
●	Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our specialty rental and hospitality services contracts may constrain its ability to make a profit.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.

Social, Political and Regulatory Risks

●	Failure to comply with government regulations related to food and beverages may subject us to liability.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
●	We are subject to various laws and regulations including those governing our contractual relationships. Obligations and liabilities under these laws and regulations may materially harm our business.

Growth, Development and Financing Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
●	Global or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cyber-security threats.
●	Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

Risks Related to Our Indebtedness

●	Our leverage may make it difficult for us to service our debt and operate our business.
●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.

Risks Related to Ownership of Our Common Stock

●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive.

Risk Factors

Operational Risks

Our operations are and will be exposed to operational economic, political and regulatory risks.

Our operations could be affected by economic, political and regulatory risks. These risks include:

●multiple regulatory requirements that are subject to change and that could restrict our ability to build and operate our communities and other sites;
●inflation, recession, fluctuations in interest rates;
●compliance with applicable export control laws and economic sanctions laws and regulations;
●trade protection measures, including increased duties and taxes, and import or export licensing requirements;
●ownership regulations;
●compliance with applicable antitrust and other regulatory rules and regulations relating to potential future acquisitions;
●different local product preferences and product requirements;
●pressures on management time and attention due to the complexities of overseeing diverse operations;
●challenges in maintaining, staffing and managing national operations;
●different labor regulations;
●potentially adverse consequences from changes in or interpretations of tax laws;
●political and economic instability;
●federal government budgeting and appropriations;
●enforcement of remedies in various jurisdictions;
●the risk that the business partners upon whom we depend for technical assistance or management and acquisition expertise will not perform as expected;
●differences in business practices that may result in violation of our policies including but not limited to bribery and collusive practices.

These and other risks could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and its impact on business and economic conditions have adversely affected and may continue to adversely affect, our results of operations and financial position. Those adverse effects could be material.

The COVID-19 pandemic, the uncertainty around the distribution, acceptance and effectiveness of COVID-19 vaccines, and the various measures that have been implemented to protect public health have adversely affected the economy and financial markets and are expected to continue to adversely affect our results of operations and financial position. We have implemented business continuity plans to continue to provide specialty rental and hospitality services to our customers and to support our operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. There can be no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions, including our customers) will not materially impact our results of operations and financial position. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

●	impact customer demand for our specialty rental and hospitality services;
●	reduce the availability and productivity of our employees (including by requiring temporary branch closures in the event that positive tests for COVID-19 are identified);
●	cause us to experience an increase in costs as a result of our emergency and business continuity measures, delayed payments from our customers and uncollectable accounts;
●	impact our cost of, and ability to access, funds from financial institutions and capital markets on terms favorable to us, or at all;
●	impact our ability to complete any strategic plans on time, or at all; and
●	cause other unpredictable events.

The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Therefore, it remains difficult to predict the potential impact of the virus on our results of operations and financial position. In addition, to the extent that COVID-19 adversely affects our results of operations or financial position, it may also heighten the other risks described in this Item 1A-Risk Factors.

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

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt, or the issuance of equity. Additionally, many of our customers’ equity values have declined and could decline further. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of available debt or equity financing may continue to result in a significant reduction in our customers’ liquidity and could impair their ability to pay or otherwise perform on their obligations. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.

Many factors can influence our reputation and the value of our communities, including quality of services, food quality and safety, availability and management of scarce natural resources, supply chain management, diversity, human rights and support for local communities. In addition, events that may be beyond our control could affect the reputation of one or more of our communities or more generally impact the reputation of the Company, including protests directed at government immigration policies, violent incidents at one or more communities or other sites or criminal activity. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of Target Hospitality and its communities, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including customer boycotts, loss of customers, loss of development opportunities or employee retention and recruiting difficulties. A decline in the reputation or perceived quality of our communities or corporate image could negatively affect its market share, reputation, business, financial condition or results of operations. (See “Risk Factors—Public resistance and potential legal challenges to, and increasing scrutiny of, the use of family residential facilities like our South Texas Residential Center could affect our ability to obtain new contracts or result in the loss of existing contracts and negatively impact our brand or reputation, each of which could have a material adverse effect on our business, financial condition and results of operations.)

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

The U.S. government and, by extension, our U.S. government contractor customer, may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. For example, while the U.S. government is currently using private immigration detention sites like the South Texas Family Residential Center, federal, state or local governmental partners may in the future choose to undertake a review of their utilization of privately operated facilities, or may cancel or decide not to renew existing contracts with their government contractors, who may, in turn, cancel or decide not to renew their contracts with us. Changes in government policy, the new Biden administration or other changes in the political landscape relating to immigration policies may similarly result in a decline in our revenues in the Government Services segment. In addition, lawsuits, to which we are not a party, have challenged the U.S. government’s policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for the South Texas Family Residential Center and any facilities that we may operate in the future. Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center or any future contracts for similar facilities could materially affect our cash flows, financial condition and results of operations. Our current agreement with this government contractor is scheduled to expire on September 22, 2026. We may not be able to renew our agreement with the government contractor or enter new agreements with this contractor. Further, any renewal or new agreement we may enter with this contractor may be on terms that are materially less favorable to us than those in our current agreement.

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

The management and operation of facilities like our South Texas Residential Center through the government’s use of private contractors and subcontractors has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies or they may be instructed by a governmental agency or authority overseeing them to reduce their utilization or scope of private companies or undertake additional reviews of their public-private relationships. Additional legislative or policy changes or prohibitions by the Biden administration could occur that further increase these limitations or instructions. In addition, the movement toward using private companies to manage and operate these facilities has encountered resistance from groups which believe that these facilities should only be operated by governmental agencies. For example, JP Morgan Chase, Wells Fargo and Bank of America announced in 2019 that they will not renew existing agreements or enter into new agreements with companies that operate such facilities. Bank of America, N.A. serves as the administrative and collateral agent for our New ABL Facility (defined below) and is a lender thereunder. Upon expiration of the New ABL Facility, Bank of America or other banks that currently provide us with financing could decide not to provide financing, which could adversely affect our ability to refinance the New ABL Facility on acceptable terms or at all.

Increased public resistance, including negative media attention and public opinion, to the use of private companies for the management and operation of facilities like our South Texas Residential Center, may negatively impact our brand and the public perception of the Company. Maintaining and promoting our brand will depend largely on our ability to differentiate ourselves from the direct participants in the ongoing conflict around immigration policy. If we are portrayed negatively in the press, or associated with the ongoing social and political debates around immigration policy, our public image and reputation could be irreparably tarnished and our brand could be harmed. If we are unable to counter such negative media attention effectively, investors may lose confidence in our business, which could result in a decline in the trading price of our common stock, and our business could be materially adversely affected.

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

We could be impacted by disruptions to our customers’ operations caused by, among other things, any one of or all of the following singularly or in combination:

●U.S. and international pricing and demand for the natural resources being produced at a given project (or proposed project);
●unexpected problems, higher costs and delays during the development, construction, and project start-up which may delay the commencement of production;
●unforeseen and adverse geological, geotechnical, and seismic conditions;
●lack of availability of sufficient water or power to maintain their operations;
●lack of availability or failure of the required infrastructure necessary to maintain or to expand their operations;
●the breakdown or shortage of equipment and labor necessary to maintain their operations;
●risks associated with the natural resource industry being subject to various regulatory approvals. Such risks may include a government agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the government agency in a timely manner or the government agency granting or renewing an approval subject to materially onerous conditions;
●risks to land titles and use thereof as a result of native title claims;
●interruptions to the operations of our customers caused by industrial accidents or disputes; and
●delays in or failure to commission new infrastructure in timeframes so as not to disrupt customer operations.

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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts, and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as its ability to market these services effectively and differentiate itself from its competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate, or terminate contracts with us. In the context of a potential depressed commodity price environment, our customers may not renew contracts on terms favorable to it or, in some cases, at all, and we may have difficulty obtaining new business. Additionally, several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness as we encountered with customers during the COVID-19 pandemic (See “Risk Factors -- The COVID-19 pandemic and its impact on business and economic conditions have adversely affected and may continue to adversely affect, our results of operations and financial position. Those adverse effects could be material”). Further, if any of our customers fail to reach final investment decisions with respect to projects for which such customers have already awarded us contracts to provide related accommodations, those customers may terminate such contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts, or the failure to obtain new business would have a material adverse effect on our business, results of operations and financial condition.

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

Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes, outbreaks of epidemic or pandemic disease (See “Risk Factors -- The COVID-19 pandemic and its impact on business and economic conditions have adversely affected and may continue to adversely affect, our results of operations and financial position. Those adverse effects could be material”.) and terrorism, which could adversely affect its future revenue and financial condition and increase its costs and expenses. For example, extreme weather, particularly periods of high rainfall, hail, tornadoes, or extreme cold, in any of the areas in which we operate may cause delays in our community construction activities or result in the cessation of customer operations at one or more communities for an extended period of time. See “Risk Factors—We are exposed to various possible claims relating to our business and our insurance may not fully protect us.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results of Operations—Natural Disasters or Other Significant Disruption.” In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our communities and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of our communities or other sites, or business interruptions, any of which may materially adversely affect our business. If any of our communities were to experience a catastrophic loss, it could disrupt our operations, delay services, staffing and revenue recognition, and result in expenses to repair or replace the damaged facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties or facilities could significantly affect our ability to operate those properties or communities and thereby impair our results of operations.

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

There are a number of general risks that might impinge on companies involved in the development, construction and installation of facilities as a prerequisite to the management of those assets in an operational sense. We are exposed to the following risks in connection with our construction activities:

●the construction activities of our accommodations are partially dependent on the supply of appropriate construction and development opportunities;
●development approvals, slow decision making by counterparties, complex construction specifications, changes to design briefs, legal issues, and other documentation changes may give rise to delays in completion, loss of revenue, and cost over-runs which may, in turn, result in termination of accommodation supply contracts;
●other time delays that may arise in relation to construction and development include supply of labor, scarcity of construction materials, lower than expected productivity levels, inclement weather conditions, land contamination, cultural heritage claims, difficult site access, or industrial relations issues;
●objections to our activities or those of our customers aired by aboriginal or community interests, environment and/or neighborhood groups which may cause delays in the granting or approvals and/or the overall progress of a project;
●where we assume design responsibility, there is a risk that design problems or defects may result in rectification and/or costs or liabilities which we cannot readily recover; and
●there is a risk that we may fail to fulfill our statutory and contractual obligations in relation to the quality of our materials and workmanship, including warranties and defect liability obligations.

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

The carrying value of our communities could be reduced by extended periods of limited or no activity by its customers, which would require us to record impairment charges equal to the excess of the carrying value of the communities over fair value. We may incur asset impairment charges in the future, which charges may affect negatively our results of operations and financial condition as well as our borrowing base.

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

Additionally, the potential imposition of new regulatory requirements, including climate change legislation, could have an impact on the demand for and the cost of producing oil and natural gas in the regions where we operate. Many factors affect the supply of and demand for oil, natural gas and other resources and, therefore, influence product prices, including:

●the level of activity in US shale development;
●the availability of economically attractive oil and natural gas field prospects, which may be affected by governmental actions, including the Biden administration’s executive order to begin halting oil and gas leasing on federal lands, or environmental activists which may restrict development;
●the availability of transportation infrastructure for oil and natural gas, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
●global weather conditions and natural disasters;
●worldwide economic activity including growth in developing countries, such as China and India;
●national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (“OPEC”) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;
●the level of oil and gas production by non-OPEC countries;
●rapid technological change and the timing and extent of energy resource development, including liquid natural gas or other alternative fuels;
●environmental regulation; and

●U.S. and foreign tax policies.

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

Certain of our major communities are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold interest in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an average term of three years and generally contain unilateral renewal provisions for up to seven additional years. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

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

We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, fuel and other products to construct and perform periodic repairs, modifications and refurbishments to maintain physical conditions of our facilities as well as the construction of our communities and other sites. The volume, timing, and mix of such work may vary quarter-to-quarter and year- to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new facilities and also increase the construction, repair, and maintenance costs of our facilities. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our costs for new facilities and incur higher operating costs that we may not be able to recoup from customers through changes in pricing, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our operating results may fluctuate, fail to match past performance, or fail to meet the expectations of analysts and investors. Our financial results may fluctuate as a result of a number of factors, some of which are beyond our control, including but not limited to:

●general economic conditions in the geographies and industries where we own or operate communities;
●natural disasters, including pandemics and endemics, and business interruptions;
●legislative policies where we provide our services;
●the budgetary constraints of our customers;
●the success of our strategic growth initiatives;
●the costs associated with the launching or integrating new or acquired businesses;
●the cost, type, and timing of customer orders;
●the nature and duration of the needs of our customers;
●the raw material or labor costs of servicing our facilities;
●the timing of new product or service introductions by us, our suppliers, and our competitors;

●changes in end-user demand requirements;
●the mix, by state and region, of our revenue, personnel, and assets;
●movements in interest rates, or tax rates;
●changes in, and application of, accounting rules;
●changes in the regulations applicable to us;
●litigation matters;
●the success of large scale capital intensive projects;
●liquidity, including the impact of our debt service costs; and
●attrition and retention risk.

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

Our insurance policies have deductibles or self-insured retentions which would require us to expand amounts prior to taking advantage of coverage limits. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims such as dishonest, fraudulent, criminal or malicious acts; terrorism, war, hostile or warlike action during a time of peace; automobile physical damage; natural disasters; and cyber-crime. A judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face the following other risks related to our insurance coverage:

●we may not be able to continue to obtain insurance on commercially reasonable terms;
●the counterparties to our insurance contracts may pose credit risks; and
●we may incur losses from interruption of our business that exceed our insurance coverage each of which, individually or in the aggregate, could materially and adversely impact our business

Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available.

Financial Accounting Risks

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.

We have goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2020, we had approximately $41 million and $103 million of goodwill and other intangible assets, net, respectively, in our statement of financial position, which would represent approximately 7.7% and 19.2% of total assets, respectively. We review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. Any impairment charges could adversely affect our reported results of operations and financial condition.

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

We are subject to income taxes in the United States. Our tax liabilities are affected by the amounts charged for inventory, services, funding, and other intercompany transactions. Tax authorities may disagree with our intercompany charges, cross- jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of its tax provision. However, there can be no assurance that we will accurately predict the outcomes of potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on its results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to its operating structure, changes in the mix of earnings in countries and/or states with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2020, we had U.S. net operating loss (“NOL”) carryforwards of approximately $145 million for U.S. federal and state income tax purposes, available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). Approximately $1.3 million of these tax loss carryovers expire in 2038. The remaining $143.7 million of tax loss carryovers do not expire.

Our NOL is limited and could expire unused and be unavailable to offset future income tax liabilities. Under Section 382 and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have completed a Section 382 analysis and determined our ability to derive any benefit from our various federal or state tax attribute carryforwards is not currently limited. If this situation changes, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Lastly, we may experience ownership changes in the future as a result of subsequent shifts in our share ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it may result in increased future tax obligations.

We may be unable to recognize deferred tax assets and, as a result, lose future tax savings, which could have a negative impact on our liquidity and financial position.

We recognize deferred tax assets primarily related to deductible temporary differences based on our assessment that the item will be utilized against future taxable income and the benefit will be sustained upon ultimate settlement with the applicable taxing authority. Such deductible temporary differences primarily relate to tax loss carryforwards and deferred revenue. Tax loss carryforwards arising in a given tax jurisdiction may be carried forward to offset taxable income in future years from such tax jurisdiction and reduce or eliminate income taxes otherwise payable on such taxable income, subject to certain limitations. We may have to write down, via a valuation allowance, the carrying amount of certain of the deferred tax assets to the extent we determine it is not probable such deferred tax assets will continue to be recognized.

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

In addition, U.S. government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●specialized disclosure and accounting requirements unique to U.S. government contracts;
●financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
●public disclosures of certain contract and company information; and
●mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

If we fail to maintain compliance with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under its contracts or under the False Claims Act. The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the U.S. government. The False Claims Act statute provides for treble damages and other penalties and, if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the United States government. Any penalties, fines, suspension or damages could adversely affect our financial results as well as our ability to operate our business.

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

All of our and our customers’ operations may be affected by federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. Among other things, these laws and regulations impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and impose liabilities for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. We have an inherent risk of liability under environmental laws and regulations, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. From time to time, our operations or conditions on properties that we have acquired have resulted in liabilities under these environmental laws. We may in the future incur material costs to comply with environmental laws or sustain material liabilities from claims concerning noncompliance or contamination. We have no reserves for any such liabilities. Environmental laws and regulations are likely to change in the future under the Biden administration, possibly resulting in more stringent requirements. Our or any of our customers’ failure to comply with applicable environment laws and regulations may result in any of the following:

●issuance of administrative, civil and criminal penalties;
●denial or revocation of permits or other authorizations;
●reduction or cessation of operations; and
●performance of site investigatory, remedial or other corrective actions

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

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For example, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, an indefinite suspension of new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices.  It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. The outcome of U.S. federal, regional, provincial, and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

●result in increased costs associated with our operations and our customers’ operations;
●increase other costs to our business;
●reduce the demand for carbon-based fuels; and
●reduce the demand for our services.

Any adoption of these or similar proposals by U.S. federal, regional, provincial, or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Regulatory and Environmental Compliance” in this Annual Report on Form 10-K for a more detailed description of our climate-change related risks.

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

We may not be able to successfully complete potential strategic acquisitions for various reasons. We anticipate that we will consider acquisitions in the future that meet our strategic growth plans. We cannot predict whether or when acquisitions will be completed, and we may face significant competition for certain acquisition targets. Acquisitions that are completed involve numerous risks, including the following:

●difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
●diversion of management’s attention from normal daily operations of the business;
●difficulties in entering markets in which we have no or limited direct prior experience and where our competitors in such markets have stronger market positions;
●difficulties in complying with regulations, such as environmental regulations, and managing risks related to an acquired business;
●an inability to timely complete necessary financing and required amendments, if any, to existing agreements;
●an inability to implement uniform standards, controls, procedures and policies;
●undiscovered and unknown problems, defects, liabilities or other issues related to any acquisition that become known to us only after the acquisition, particularly relating to rental equipment on lease that are unavailable for inspection during the diligence process; and
●potential loss of key customers or employees.

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

The historical information of Signor Parent and Target Parent refers to their respective businesses prior to the Business Combination. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

●prior to the completion of the Business Combination, Signor Parent’s and Target Parent’s businesses were owned by the Arrow Seller and the Algeco Seller, respectively, as part of broader corporate organizations, rather than as an independent company. As such, these broader organizations performed various corporate functions for each entity such as legal, treasury, accounting, auditing, human resources, corporate affairs and finance. Target Parent’s and Signor Parent’s historical financial results reflect allocations of corporate expenses from such functions and are likely to be less than the expenses

Target Hospitality would have incurred had it operated as a separate publicly- traded company. Following the Business Combination, we are responsible for the cost related to such functions previously performed by each entity’s previous corporate group;
●prior to the completion of the Business Combination, decisions regarding capital raising and major capital expenditures for Signor Parent or Target Parent were done through the Arrow Seller or the Algeco Seller, respectively;
●following the Business Combination, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and
●Signor Parent’s and Target Parent’s historical financial information prior to the Business Combination does not reflect the debt or the associated expenses that Target Hospitality incurred as part of the Business Combination.

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

We face various security threats, including cyber-security threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third- party facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cyber-security attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our website, point of sale systems and other information technology systems and choose not to stay in our communities or contract with us in the future.

Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

The specialty rental and hospitality services industry demands the use of sophisticated technology and systems for community management, procurement, operation of services across communities and other facilities, distribution of community resources to current and future customers and amenities. These technologies may require refinements and upgrades. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost- effective and timely manner. As a result, we may not achieve the benefits we may have been anticipating from any new technology or system.

Risks Relating to Our Indebtedness

Our leverage may make it difficult for us to service our debt and operate our business.

As of December 31, 2020, we, through our wholly-owned indirect subsidiary, Arrow Bidco, had $388 million of total indebtedness consisting of $48 million of borrowings under the New ABL Facility and $340 million of our 2024 Senior Secured Notes.

Our leverage could have important consequences, including:

●making it more difficult to satisfy our obligations with respect to our various debt (including the Notes) and liabilities;
●requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditures on our existing communities or new communities and for other general corporate purposes;
●increasing our vulnerability to a downturn in our business or adverse economic or industry conditions;
●placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing;
●limiting our flexibility in planning for or reacting to changes in our business and industry;
●restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; and
●limiting, among other things, our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.

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

We and our subsidiaries may be able to incur substantial additional indebtedness (including additional secured obligations) in the future. Although the Indenture governing our 2024 Senior Secured Notes (defined below) and the New ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt, including future additional secured obligations, is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

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

The New ABL Facility and the Indenture, as well as any instruments that will govern any future debt obligations, contain covenants that impose significant restrictions on the way the Arrow Bidco and its subsidiaries can operate, including restrictions on the ability to:

●incur or guarantee additional debt and issue certain types of stock;

●create or incur certain liens;
●make certain payments, including dividends or other distributions, with respect to our equity securities;
●prepay or redeem junior debt;
●make certain investments or acquisitions, including participating in joint ventures;
●engage in certain transactions with affiliates;
●create unrestricted subsidiaries;
●create encumbrances or restrictions on the payment of dividends or other distributions, loans or advances to, and on the transfer of, assets to the issuer or any restricted subsidiary;
●sell assets, consolidate or merge with or into other companies;
●sell or transfer all or substantially all our assets or those of our subsidiaries on a consolidated basis; and
●issue or sell share capital of certain subsidiaries.

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

The New ABL Facility also requires our subsidiaries to satisfy specified financial maintenance tests in the event that certain excess liquidity requirements are not satisfied. The ability to meet these tests could be affected by deterioration in our operating results, as well as by events beyond our control, including increases in raw materials prices and unfavorable economic conditions, and we cannot assure Noteholders that these tests will be met. If an event of default occurs under the New ABL Facility, the lenders thereunder could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, Target Hospitality’s assets may not be sufficient to repay in full that indebtedness and its other indebtedness then outstanding.

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

Risks Related to Ownership of Our Common Stock

We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

We have incurred and expect to continue to incur significant legal, accounting, insurance, and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002, as amended (“SOX”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act may require additional change. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of SOX, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. It is possible that these expenses will exceed the increases projected by management. These laws, rules, and regulations may also make it more expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult to attract and retain qualified persons to serve on its board of directors or as officers. Although the JOBS Act may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance, and certain other expenses in the future, which will negatively impact its results of operations and financial condition.

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

	Location	Description
Bakken
	Williston, North Dakota	Williams County Lodge
	Williston, North Dakota	Judson Executive Lodge
	Stanley, North Dakota	Stanley Hotel
	Watford City, North Dakota	Watford City Lodge

Government
	Dilley, Texas	Dilley (STFRC)

Permian
	Pecos, Texas	Pecos North Lodge
	Pecos, Texas	Pecos South Lodge
	Mentone, Texas	Mentone Wolf Lodge
	Mentone, Texas	Skillman Station Lodge
	Orla, Texas	Orla North Lodge
	Orla, Texas	Orla South Lodge
	Orla, Texas	Delaware Orla Lodge
	Orla, Texas	El Capitan Lodge
	Odessa, Texas	Odessa West Lodge
	Odessa, Texas	Odessa East Lodge
	Odessa, Texas	Odessa FTSI Lodge
	Midland, Texas	Midland Lodge
	Midland, Texas	Midland East Lodge
	Kermit, Texas	Kermit Lodge
	Kermit, Texas	Kermit North Lodge
	Barnhart, Texas	Barnhart Lodge
	Carlsbad, New Mexico	Carlsbad Lodge
	Carlsbad, New Mexico	Carlsbad Seven Rivers Lodge
	Jal, New Mexico	Jal Lodge

Other
	El Reno, Oklahoma	El Reno Lodge

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “TH.” Through March 15, 2019, our common stock, warrants and units were quoted under the symbols “EAGL,” “EAGLW” and “EAGLU,” respectively. Upon consummation of the Business Combination,  (i) our public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted; (ii) our Common Stock (into which Platinum Eagle’s ordinary shares were converted) continued to trade on Nasdaq under the ticker symbol “TH”; and (iii) the 2018 Warrants continued to trade on Nasdaq under the ticker symbol “THWWW”.

The following table includes the high and low closing prices for shares of our common stock and warrants for the periods presented. Share prices for 2019 and 2020 represent prices for shares of Common Stock which came into existence on March 15, 2019 as part of the Business Combination. Share prices for all other periods presented represent prices for Class A ordinary shares of Platinum Eagle.

	Common Stock		Warrants
	High	Low	High	Low
2020
First Quarter	$5.64	$1.26	$0.80	$0.20
Second Quarter	$3.64	$1.46	$0.47	$0.09
Third Quarter	$1.72	$1.18	$0.10	$0.05
Fourth Quarter	$1.99	$0.83	$0.09	$0.04

2019
First Quarter	$12.11	$9.26	$1.65	$1.20
Second Quarter	$11.70	$8.92	$3.30	$1.41
Third Quarter	$9.93	$5.65	$2.00	$0.84
Fourth Quarter	$7.15	$3.80	$1.05	$0.22

Holders

As of December 31, 2020, there were 19 holders of record of our Common Stock and one holder of record of our Warrants.

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

As of December 31, 2020, there were 16,166,650 2018 Warrants outstanding. Each 2018 Warrant entitles its holder to purchase Common Stock in accordance with its terms. See Note 22 of the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for additional information.

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

The graph below compares the cumulative total return of our common stock from January 12, 2018, through December 31, 2020, with the comparable cumulative return of two indices, the Russell Broadbased Total Returns and the Nasdaq US Benchmark TR Index. The graph plots the change in value of an initial investment in each of our Common Stock, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of 36 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2020
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
1/12/2018
12/31/2018
12/31/2019
12/31/2020
Target Hospitality Corp.
CRSP NASDAQ Stock Market Index
Russell Broadbased

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On August 15, 2019, the Company's board of directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our common shares from August 30, 2019 to August 15, 2020. During the year ended December 31, 2019, the Company repurchased 4,414,767 common shares for approximately $23.6 million. As of December 31, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million. No purchases were made during the year ended December 31, 2020.

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

Securities Authorized for Issuance under Equity Compensation Plans

On March 6, 2019, our shareholders approved a long-term incentive award plan (the "Plan") in connection with the Business Combination. The Plan is administered by the Compensation Committee. Under the Plan, the Compensation Committee may grant an aggregate of 4,000,000 shares of common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards.

Please refer to Note 23 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for details of the form of Executive Nonqualified Stock Option Award Agreement and the form of Executive Restricted Stock Unit Agreement adopted on March 4, 2020.

As of December 31, 2020, 3,624,063 securities had been granted under the Plan.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	2,767,897	$6.11	879,354
Equity compensation plans not approved by security holders	—	—	—
Total	2,767,897	$6.11	879,354
(1)	The number of common shares reported in Column (a) excludes shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2020, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 1,124,762 RSUs at a weighted average grant price of $4.21, and 1,643,135 stock options at a weighted average exercise price of $6.11. For additional information on the awards outstanding under the Plan, see Note 23 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K

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

The following selected historical financial information should be read together with the audited consolidated financial statements and accompanying notes (located in Part II, Item 8 within this Annual Report on Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 within this Annual Report on Form 10-K.  The selected historical financial information in this section is not intended to replace the Company’s consolidated financial statements and related notes. The Company’s historical results are not necessarily indicative of the Company’s future results, and the Company’s results as of the year ended December 31, 2020.

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016

Revenues:
Services income	$132,430	$242,817	$163,656	$73,498	$69,510
Specialty rental income	52,960	59,826	53,735	58,813	79,957
Construction fee income	39,758	18,453	23,209	1,924	-
Total revenues:	225,148	321,096	240,600	134,235	149,467

Costs:
Services	109,185	120,712	93,064	46,630	42,245
Specialty rental	8,843	9,950	10,372	10,095	9,785
Depreciation of specialty rental assets	49,965	43,421	31,610	24,464	36,300
Loss on impairment (1)	-	-	15,320	-	-
Gross profit:	57,155	147,013	90,234	53,046	61,137

Expenses:
Selling, general and administrative(2)	38,128	76,464	41,340	24,337	15,793
Other depreciation and amortization	15,649	15,481	7,518	5,681	5,029
Restructuring costs (3)	-	168	8,593	2,180	-
Currency (gains) losses, net	-	(123)	149	(91)	-
Other expense (income), net (4)	(723)	6,872	(8,275)	(519)	(392)
Operating income	4,101	48,151	40,909	21,458	40,707

Loss on extinguishment of debt	-	907	-	-	-
Interest expense (income), net	40,034	33,401	24,198	(5,107)	(3,512)
Income (loss) before income tax	(35,933)	13,843	16,711	26,565	44,219

Income tax expense (benefit)	(8,455)	7,607	11,755	25,584	17,310
Net income (loss)	(27,478)	6,236	4,956	981	26,909
Other comprehensive income (loss)
Foreign currency translation	124	(95)	(841)	618	205
Comprehensive income (loss)	(27,354)	6,141	4,115	1,599	27,114

Net income (loss) per Share - Basic and Diluted	$(0.29)	$0.07	$0.12	$0.04	$1.05

Summary Balance Sheet Data (at period end):
Cash and cash equivalents	6,979	6,787	12,194	12,533	3,810
Specialty rental assets, net	311,487	353,695	293,559	193,786	189,619
Total assets	534,237	600,792	565,032	363,125	424,276
Total debt, net (5)	378,339	405,243	23,010	18,053	27,853
Total liabilities	434,816	477,390	216,041	338,221	113,702
Total stockholders' equity	99,421	123,402	348,991	24,904	310,574

Cash flow data
Net cash provided by operating activities	46,781	60,495	26,203	40,774	44,728
Net cash used in investing activities	(10,949)	(112,705)	(220,660)	(130,246)	(5,125)
Net cash provided by (used in) financing activities	(35,683)	46,652	194,553	98,059	(39,942)

Other operating data
Average daily rate (6)	$77.40	$81.20	$82.70	$80.40	$103.60
Average available beds (7)	13,291	12,004	8,334	5,861	6,323
Utilization (8)	47.8%	82.7%	83.7%	72.6%	55.9%

Other financial data:
EBITDA(9)	69,715	107,055	80,037	51,603	82,036
Adjusted EBITDA(9)	78,488	159,188	116,813	61,944	81,644
Adjusted Gross Profit (9)	107,120	190,435	137,164	77,510	97,437
Capital expenditures for specialty rental assets(10)	(8,690)	85,464	81,010	15,755	5,769
Depreciation and amortization	65,614	58,902	39,128	30,146	41,329

(1)	Represents non-cash asset impairment charges recognized in connection with our asset impairment test. The 2018 charge is associated with asset groups primarily located in Canada (“All Other” category of our segments) and the Bakken Basin segment.

(2)	Selling, general and administrative expenses in 2019 includes approximately $38.1 million worth of costs associated with the Business Combination as well as approximately $3.7 million of additional public company costs and 2018 includes approximately $13.6 million of transaction expenses associated with the Signor Acquisition and Business Combination as well as $7.4 million of Target Parent expenses as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 within this Annual Report on Form 10-K.

(3)	Represents restructuring costs related primarily to employee termination costs. See Note 16 to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

(4)	2018 represents income from recharged costs from Target Parent to affiliate groups and gains associated with the receipt of casualty insurance proceeds. 2019 includes a loss on the sale of other property, plant and equipment of approximately $6.9 million during the fourth quarter of 2019.

(5)	Total debt as presented for 2020 and 2019 includes 2024 Senior Secured Notes, net of unamortized original issue discount and unamortized term loan deferred financing costs, the New ABL revolving credit facility (as defined in Note 12 to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K), and long-term and short-term capital lease and other financing obligations. Total debt as presented for all periods excludes notes due to affiliates, which were repaid or otherwise settled as part of the Business Combination (see Note 3 to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for further discussion on the Business Combination).

(6)	Average daily rate is calculated based on specialty rental income and services income received over the period indicated divided by utilized bed nights.

(7)	Average available beds is calculated as the sum of the number of available beds over the period indicated divided by the number of days in the period.

(8)	Utilization is calculated based on utilized beds divided by total average available beds.

(9)	For additional information and a reconciliation of these Non-GAAP measures to the most comparable GAAP measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 within this Annual Report on Form 10-K.

(10)	Capital expenditures for specialty rental assets excludes the acquisitions of Superior, Signor, and Iron Horse in 2019, 2018 and 2017, respectively. Refer to Note 4 in our audited consolidated financial statements located in Part II, within Item 8 on this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

•                 the duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and natural gas;

•           operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus,

including logistical challenges, protecting the health and well-being of our employees and customers, remote work arrangements and return to work arrangements, contract and supply;

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

●                   global or local economic and political movements, including any changes from the Biden administration;

●                   federal government budgeting and appropriations;

●                   our ability to effectively manage our credit risk and collect on our accounts receivable;

●                   our ability to fulfill our public company obligations;

●                   any failure of our management information systems;

●                   our ability to meet our debt service requirements and obligations; and

●                   risks related to Arrow Bidco’s obligations under the Notes;

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

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated specialty rental and hospitality services companies in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community lodge management, concierge services and laundry service. As of December 31, 2020, our network included 26 communities to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia. Prior to March 2020, the Company’s results were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  Neither the Company’s ability to operate nor its supply chain have experienced material disruptions for the year ended 2020 and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. The financial results for the year ended December 31, 2020 reflect the reduced customer activity experienced over this period. However, during the second half of 2020, the Company did experience increases in demand for its hospitality and accommodation services, including demand for the Company’s Permian Basin accommodations as customer activity levels steadily increased from the lows experienced during the second quarter of 2020, during which time, we took significant steps to reduce our costs in response to the reduced demand, including reducing headcount, temporarily closing and consolidating several of our communities, salary reductions, and streamlining our support functions.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow. This mutually beneficial approach balanced average daily rates with contract term and positions the Company to take advantage of a more balanced market. As a result of the continued uncertainty surrounding COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Nevertheless, we will maintain our commitment to service quality for our customers and continue to focus on generating returns and cash flow.  Refer to the section titled “Risk Factors” included in Part I Item 1A of this Annual Report on Form 10-K for additional discussion around COVID-19.

For the year ended December 31, 2020, key drivers of financial performance include:

●	Decreased revenue of $95.9 million or 30% compared to the year ended 2019 due to reduced activity associated with the negative effects of oil price volatility, compounded by the aforementioned effects of COVID-19
●	Decreased revenue in the Permian Basin segment by $102.3 million or 48% as compared to the year ended December 31, 2019 as a result of declines in utilization due to oil price volatility and impacts of COVID-19.
●	Generated a net loss of approximately $27.5 million for the year ended December 31, 2020 as compared to net income of $6.2 million for the year ended December 31, 2019, which is primarily attributable to the decrease in revenue.
●	Generated consolidated Adjusted EBITDA of $78.5 million representing a decrease of $80.7 million or 50.7% as compared to the year ended December 31, 2019, driven primarily by the decrease in revenue.

In addition to the above, we generated positive cash flows from operations of approximately $46.8 million representing a decrease in cash flows from operations by $13.7 million or 22.7% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to oil and gas customers operating in the Permian and Bakken Basins. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on exploration for, development, production and transportation of oil and natural gas and government immigration housing programs.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the oil and gas price volatility discussed below has had, and could continue to, have a material adverse effect on the Company’s results of operations.  Refer to section titled “Risk Factors” in Part I Item 1A of this annual report on Form 10-K for further information on this situation.

Supply and Demand for Oil and Gas

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by oil and gas price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the exploration and production (“E&P”) workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the oil and gas industry and the demand for labor. Oil and gas prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for oil and gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of oil and gas. As a result of the oil and gas price volatility experienced in early 2020, the Company temporarily closed and consolidated communities in the Permian and Bakken basins.  However, these communities began re-opening in July 2020 as conditions started to improve.   Additionally, this recent disruption in the oil and gas markets as well as the impact of COVID-19 has increased the risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies leading to increased bad debt expense in the current period.

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

Regulatory Compliance

We are subject to extensive federal, state, local, and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid, and hazardous waste handling and disposal and the investigation and remediation of contamination. In addition, we may be subject, indirectly, to various statutes and regulations applicable to doing business with the U.S. government as a result of our contracts with U.S. government contractor clients.  The risks of substantial costs, liabilities, and limitations on our operations related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise, or be discovered that create substantial compliance or environmental remediation liabilities and costs.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 58.8% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 41.2% of revenues were earned through leasing of lodging facilities (23.5%) and construction fee income 17.7%) for the year ended December 31, 2020. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company originated a contract in 2013 with TC Energy Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K. One of these communities was completed and opened in September 2020 and subsequently closed in mid-December 2020.  The revenue recognized on the community post construction for the year ended December 31, 2020, is recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services.  In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked, which is expected to significantly reduce construction and other revenue related to the project going forward.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the Permian and Bakken basins, and the consumer price index impacting government contracts.

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure, which we define as revenues less cost of sales, excluding impairment and depreciation of specialty rental assets to measure our financial performance.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our budgets and internal projections and to prior period results for a given period in order to assess our performance.

We also use Non-GAAP measures such as EBITDA, Adjusted EBITDA, and Discretionary cash flows to evaluate the operating performance of our business. For a more in-depth discussion of the Non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

Segments

We have identified four reportable business segments: the Permian Basin, the Bakken Basin, Government, and TCPL Keystone:

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

TCPL Keystone

The TCPL Keystone segment reflects initial preparatory work and plans for facilities and services provided in connection with the TC Energy Keystone pipeline project.

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in the Anadarko basin of Oklahoma, and the catering and other services provided to communities and other workforce accommodation facilities for the oil, gas and mining industries not owned by us.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Oil and Gas Price Volatility

The COVID-19 pandemic and the disruption in the oil and gas industry has had, and continues to have, a material adverse effect on our business and results of operations. The financial results for the year ended December 31, 2020 reflect the reduced activity in the Permian and Bakken basins resulting from the negative effects of the oil and gas price volatility compounded by the effects of COVID-19 as these disruptions have created significant challenges for our energy end-market customers.  This has driven a significant reduction in our utilization in these segments during the year ended December 31, 2020 and has also impacted our energy end-market customers’ liquidity, resulting in increased bad debt expense during 2020.

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

On July 1, 2019, TLM purchased a 168-room community from ProPetro Services, Inc.  On July 1, 2019, in connection with the purchase of this community, TLM and ProPetro entered into an amendment to its existing Network Lease and

Services Agreement resulting in ProPetro leasing from the Company an additional 166 rooms per night for one year subject to three one-year extension options.  The extension options were not exercised and resulted in the Company earning a termination fee of approximately $0.5 million for the year ended December 31, 2020. The ProPetro acquisition further expanded the Company’s presence in the Permian Basin.

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

Public Company Costs

As part of becoming a public company in March 2019, we will continue to incur recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common shareholders, registrar and transfer agent fees, national stock exchange fees, legal fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2020	2019	2018	2020 vs. 2019	2020 vs. 2019	2019 vs. 2018	2019 vs. 2018
Services income	$132,430	$242,817	$163,656	$(110,387)	(45)%	$79,161	48%
Specialty rental income	52,960	59,826	53,735	(6,866)	(11)%	6,091	11%
Construction fee income	39,758	18,453	23,209	21,305	115%	(4,756)	(20)%
Total revenues	225,148	321,096	240,600	(95,948)	(30)%	80,496	33%
Costs:
Services	109,185	120,712	93,064	(11,527)	(10)%	27,648	30%
Specialty rental	8,843	9,950	10,372	(1,107)	(11)%	(422)	(4)%
Depreciation of specialty rental assets	49,965	43,421	31,610	6,544	15%	11,811	37%
Loss on impairment	-	-	15,320	-	-	(15,320)	(100)%
Gross profit	57,155	147,013	90,234	(89,858)	(61)%	56,779	63%
Selling, general and administrative	38,128	76,464	41,340	(38,336)	(50)%	35,124	85%
Other depreciation and amortization	15,649	15,481	7,518	168	1%	7,963	106%
Restructuring costs	-	168	8,593	(168)	(100)%	(8,425)	(98)%
Currency (gains) losses, net	-	(123)	149	123	(100)%	(272)	(183)%
Other expense (income), net	(723)	6,872	(8,275)	(7,595)	(111)%	15,147	(183)%
Operating income	4,101	48,151	40,909	(44,050)	(91)%	7,242	18%
Loss on extinguishment of debt	-	907	-	(907)	(100)%	907	100%
Interest expense, net	40,034	33,401	24,198	6,633	20%	9,203	38%
Income (loss) before income tax	(35,933)	13,844	16,711	(49,777)	(360)%	(2,867)	(17)%
Income tax expense (benefit)	(8,455)	7,607	11,755	(16,062)	(211)%	(4,148)	(35)%
Net income (loss)	$(27,478)	$6,237	$4,956	$(33,715)	(541)%	$1,281	26%

Comparison of Years Ended December 31, 2020 and 2019

Total Revenue. Total revenue was $225.1 million for the year ended December 31, 2020 as compared to $321.1 million for the year ended December 31, 2019, and consisted of $132.4 million of services income, $53.0 million of specialty rental income and $39.8 million of construction fee income. Total revenue for the year ended December 31, 2019 consisted of $242.8 million of services income, $59.8 million of specialty rental income and $18.5 million of construction fee income.

Services income consists primarily of specialty rental and vertically integrated hospitality services and comprehensive hospitality services including catering, food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management services, health and recreation facilities, concierge services and laundry service. The main driver of the decline in services income revenue year over year was the reduction of customer activity in the Permian Basin and the temporary closure of communities in the Bakken Basin in May 2020, due to the effects of oil price volatility and COVID-19.  However, as customer activity levels began increasing during the third quarter of 2020, we began re-opening several communities in July of 2020 as a result of increased customer demand.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract as well as the other contract originated on March 1, 2019 as previously mentioned.  Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned.

Specialty rental income decreased as a result of a contract modification for one of our energy end-market customers, which resulted in the contract no longer being treated as a lease for accounting purposes and as such, the revenue associated is now being reported within services income.  In addition, a contract modification in the Government segment in September 2020 resulted in a decrease in non-cash deferred revenue amortization driven by extending the contract termination date from September 2021 to September 2026 discussed in the segment results.  Termination of the ProPetro lease as previously mentioned also contributed to this decrease. Such decreases were partially offset by community expansions in the Permian segment that came online later in 2019.

The decrease in services and specialty rental income was partially offset by an increase in construction fee income, which was due to an increase in activity related to the construction of TC Energy Corporation’s Keystone XL Pipeline project compared to the same period in 2019.  This project was suspended in January 2021 due to the Keystone XL Presidential Permit being revoked, which is expected to significantly reduce construction fee income going forward.

Cost of services. Cost of services was $109.2 million for the year ended December 31, 2020 as compared to $120.7 million for the year ended December 31, 2019. The decrease in services costs is primarily due to the decrease in costs in the Permian and Bakken basins of $30.4 million driven by a decrease in utilization and closure of camps as previously mentioned and the decrease in costs in the Government segment of $1.9 million as occupancy declined from 45%  in 2019 to 17% in 2020. This decrease was partially offset with an increase of approximately $19.9 million in costs associated with the increase in activity on TC Energy Corporation’s Keystone XL Pipeline project.

Specialty rental costs. Specialty rental costs were approximately $8.8 million for the year ended December 31, 2020 as compared to $10.0 million for the year ended December 31, 2019. The decrease in specialty rental costs is due to the termination of the ProPetro lease and a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs, as it no longer meets the definition of a lease. This decrease was partially offset as a result of community expansions that came online later in 2019.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $50.0 million for the year ended December 31, 2020 as compared to $43.4 million for the year ended December 31, 2019. The increase in depreciation expense is mainly due to an increase in assets placed into service as part of the capital expenditure program in 2019 as well as 2019 acquisitions of Pro Petro and Superior resulting in a full year’s worth of depreciation for these assets in 2020.

Selling, general and administrative. Selling, general and administrative was $38.1 million for the year ended December 31, 2020 as compared to $76.5 million for the year ended December 31, 2019. The decrease in selling, general and administrative expense was primarily driven by business combination and other transaction costs in 2019 of $39.5 million which were not incurred in 2020. The remaining change in selling, general and administrative expense was driven by decreased travel and entertainment expenses, public company costs, including legal and professional fees, severance, sales commissions (driven by a decrease in utilization), and labor. These decreases were partially offset by increases in bad debt expense, insurance, new system implementation cost, non-cash amortization expense, and non-cash stock compensation expense driven by the granting of stock compensation in September of 2019, as well as March, April and May of 2020. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2020 totaled approximately $5.6 million and is expected to be recognized over a weighted average remaining term of between 2.59 to 2.8 years.

Other depreciation and amortization. Other depreciation and amortization expense was $15.6 million for the year ended December 31, 2020 as compared to $15.5 million for the year ended December 31, 2019 The increase in other depreciation and amortization expense is due primarily to an increase in depreciation expense associated with an increase in depreciable capital expenditures as well as an increase in customer related intangible amortization stemming from the Superior acquisition that occurred in June 2019 as 2020 reflected a full year of amortization.

Other expense (income), net. Other expense (income), net was ($0.7) million for the year ended December 31, 2020 as compared to $6.9 million for the year ended December 31, 2019. The change in other expense (income), net is primarily attributable to a loss incurred during the year ended December 31, 2019 on sales of land parcels in November 2019 for approximately $6.9 million.

Interest expense, net. Interest expense, net was $40.0 million for the year ended December 31, 2020 as compared to interest expense, net of $33.4 million for the year ended December 31, 2019. The change in interest expense is attributable to increased interest expense related to the New ABL Facility and the 2024 Senior Secured Notes, which were originated on March 15, 2019, as compared to the affiliate debt that was outstanding for the period prior to March 15, 2019. Both the New ABL Facility and the 2024 Senior Secured Notes were outstanding for all twelve months of 2020 resulting in more interest expense in 2020. This increase was offset slightly by a reduction of both the average outstanding balance and the interest rate on the New ABL Facility.

Income tax expense (benefit).  Income tax expense (benefit) was ($8.5) million for the year ended December 31, 2020 as compared to $7.6 million for the year ended December 31, 2019. The decrease in income tax expense is primarily attributable to the decrease in income before taxes, resulting from a loss for the year ended December 31, 2020 driven by the impact of the oil and gas price volatility and COVID-19 as previously discussed.

Comparison of the Years Ended December 31, 2019 and 2018

For discussion of the comparison of our operating results for the years ended December 31, 2019 and 2018, please read the “Comparison of Years Ended December 31, 2019 and 2018” section located in the Management Discussion & Analysis section in our 2019 Annual Report on From 10-K filed on March 13, 2020 and is incorporated herein by reference.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenue:	2020	2019	2018	2020 vs. 2019	2020 vs. 2019	2019 vs. 2018	2019 vs. 2018
Government	$63,259	$66,972	$66,676	$(3,713)	(6)%	$296	-
Permian Basin	112,126	214,464	120,590	(102,338)	(48)%	93,874	78%
Bakken Basin	6,605	20,620	25,813	(14,015)	(68)%	(5,193)	(20)%
TCPL Keystone	41,911	15,744	23,211	26,167	166%	(7,468)	(32)%
All Other	1,247	3,296	4,310	(2,048)	(62)%	(1,014)	(24)%
Total revenues	$225,148	$321,096	$240,600	$(95,947)	(30)%	$80,496	33%

Adjusted Gross Profit
Government	$47,523	$49,203	$47,437	$(1,680)	(3)%	$1,766	4%
Permian Basin	51,518	128,424	73,795	(76,906)	(60)%	54,629	74%
Bakken Basin	161	8,511	10,554	(8,351)	(98)%	(2,043)	(19)%
TCPL Keystone	8,617	3,060	4,146	5,558	182%	(1,086)	(26)%
All Other	(699)	1,236	1,232	(1,935)	(157)%	4	0%
Total Adjusted Gross Profit	$107,120	$190,434	$137,164	$(83,314)	(44)%	$53,270	39%

Average Daily Rate
Government	$70.60	$74.89	$74.82	$(4.29)		$0.07
Permian Basin	$81.67	$84.69	$88.20	$(3.02)		$(3.51)
Bakken Basin	$79.69	$77.67	$79.30	$2.02		$(1.63)
Total Average Daily Rate	$77.40	$81.26	$82.70	$(3.86)		$(1.44)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Comparison of Years Ended December 31, 2020 and 2019

Government

Revenue for the Government segment was $63.3 million for the year ended December 31, 2020 as compared to $67.0 million for the year ended December 31, 2019.

Adjusted gross profit for the Government segment was $47.5 million for the year ended December 31, 2020 as compared to $49.2 million for the year ended December 31, 2019.

Revenue and adjusted gross profit decreased as a result of lower non-cash deferred revenue amortization in 2020 driven by a contract extension modification executed in September 2020, which extended the term through September 2026 compared to the previous term of September 2021. This extended the period over which the unamortized deferred revenue is spread, which reduced 2020 amortization by approximately $3.4 million compared to 2019. As a result of extending the amortization period for the deferred revenue associated with the amended agreement over the extended term of the agreement, we expect non-cash revenue associated to decrease by approximately $3 million per quarter, from $3.4 million to $0.4 million.  This decrease was partially offset by cost savings driven by lower occupancy year-over-year, which contributed to adjusted gross profit for the year ended December 31, 2020 as the revenue on this arrangement is relatively fixed through the term.

Permian Basin

Revenue for the Permian Basin segment was $112.1 million for the year ended December 31, 2020, as compared to $214.5 million for the year ended December 31, 2019.

Adjusted gross profit for the Permian Basin segment was $51.5 million for the year ended December 31, 2020, as compared to $128.4 million for the year ended December 31, 2019.

The decrease in revenue of $102.3 million and decrease in adjusted gross profit of $76.9 million is primarily attributable to the decline in utilization in the Permian Basin due to oil and gas price volatility and impacts of COVID-19.

Bakken Basin

Revenue for the Bakken Basin segment was $6.6 million for the year ended December 31, 2020, as compared to $20.6 million for the year ended December 31, 2019.

Adjusted gross profit for the Bakken Basin segment was $0.2 million for the year ended December 31, 2020, as compared to $8.5 million for the year ended December 31, 2019.

The decrease in revenue of $14.0 million and decrease in adjusted gross profit of $8.4 million was primarily driven by the temporary closure of communities in the Bakken Basin in early May due to oil price volatility and impacts of COVID-19.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.

TCPL Keystone

Revenue for the TCPL Keystone segment was $41.9 million for the year ended December 31, 2020, as compared to $15.7 million and $23.2 million for the years ended December 31, 2019 and 2018, respectively.

Adjusted gross profit for the TCPL Keystone segment was $8.6 million for the year ended December 31, 2020, as compared to $3.1 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively.

The increase in revenue and adjusted gross profit in 2020 compared to 2019 and 2018, respectively, was driven by an increase in construction related activity associated primarily with two communities, one of which opened in September 2020 (but closed in mid-December 2020).  The majority of this revenue increase relates to construction related activity to build out the communities for potential future operations and is reported within construction fee income whereas only approximately $2.2 million of the 2020 revenue increase from both 2019 and 2018, respectively, related to services income for the previously discussed community that opened in September 2020.  We anticipate revenue in this segment to decrease prospectively as a result of the project being suspended in January 2021 as previously mentioned.

Comparison of the Years Ended December 31, 2019 and 2018

For discussion of the comparison of our operating results for the years ended December 31, 2019 and 2018, please read the “Comparison of Years Ended December 31, 2019 and 2018” section located in the Management Discussion & Analysis section in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020 and is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been capital contributions from our owners and cash flow from operations. We depend on cash flow from operations, cash on hand and borrowings under our New ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth strategy, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

For additional discussion of risks related to our liquidity and capital resources, including the impact of COVID-19 as well as the impact of declining oil and gas prices, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Capital Requirements

During the year ended December 31, 2020, we incurred $9.1 million in capital expenditures. Our total annual 2020 capital spending included growth projects to increase community capacity. However, in response to anticipated lower utilization levels resulting from the impact of oil price volatility and COVID-19, as previously discussed, the Company reduced its anticipated 2020 capital expenditures by 50%. As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our audited consolidated statements of cash flows:

	For the Years Ended
	December 31,
	2020	2019	2018

Net cash provided by operating activities	$46,781	$60,495	$26,203
Net cash used in investing activities	(10,949)	(112,705)	(220,660)
Net cash provided by (used in) financing activities	(35,683)	46,652	194,553
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(54)	(178)
Net increase (decrease) in cash, cash equivalents and restricted cash	$140	$(5,612)	$(82)

Comparison of Years Ended December 31, 2020 and 2019

Cash flows provided by operating activities. Net cash provided by operating activities was $46.8 million for the year ended December 31, 2020 compared to $60.5 million for the year ended December 31, 2019.

Prior period cash from operating activities included a transaction bonus of $28.5 million paid out in March 2019 in connection with the closing of the Business Combination, which was fully funded by a capital contribution included in cash flows from financing activities.  The current period also included an increase in cash outflow for interest of approximately $12 million driven by an increase in debt obligations originated with the closing of the Business Combination. After factoring out the effects of these items, the current period is down by approximately $30 million when compared to 2019 driven primarily by a decline in revenue resulting from the negative impacts of the oil and gas price volatility and COVID-19.

Cash flows used in investing activities. Net cash used in investing activities was $10.9 million for the year ended December 31, 2020 compared to $112.7 million for the year ended December 31, 2019. This decrease was primarily related to the decrease in discretionary capital expenditures and acquisition activity in 2020 compared to 2019.

Cash flows provided by financing activities. Net cash flows provided by (used in) financing activities was ($35.7) million for the year ended December 31, 2020 compared to $46.7 million for the year ended December 31, 2019. The decrease in cash from financing activities primarily reflects the decrease in cash received from the Business Combination and issuance of the 2024 Senior Secured Notes that occurred in March 2019.

Comparison of the Years Ended December 31, 2019 and 2018

For discussion of the comparison of our operating results for the years ended December 31, 2019 and 2018, please read the “Comparison of Years Ended December 31, 2019 and 2018” section located in the Management Discussion & Analysis section in the our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 13, 2020 and is incorporated herein by reference.

Indebtedness

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of $0.9 million of capital leases and $2.9 million related to insurance financing obligations.  In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.37 million that began on December 1, 2020.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. Additionally, $30 million was drawn on the New ABL Facility during June 2019 to fund the Superior acquisition and an additional $10 million was drawn in the fourth quarter of 2019 to fund non-routine expenditures. During the year ended December 31, 2020, $32 million of the amounts drawn previously were repaid. The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 12 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on the New ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 beginning September 15, 2019.  Refer to Note 12 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional discussion of the 2024 Senior Secured Notes.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of December 31, 2020:

Contractual Obligations	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Capital lease and other financing obligations	$3,840	$3,571	$269	$—	$—
Asset retirement obligations	3,304	—	—	746	2,558
Interest payments(1)	113,050	32,300	64,600	16,150	—
New ABL Facility	48,000	—	48,000	—	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$508,195	$35,871	$112,869	$356,896	$2,558
(1)	Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $113.1 million.

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

Rent expense included in services costs in the audited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $5.6 million, $12.5 million, and $4.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Rent expense included in selling, general, and administrative expenses in the audited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Future minimum lease payments at December 31, 2020 by year and in the aggregate for each of the next five years, under non-cancelable operating leases are as follows:

2021	$5,244
2022	3,774
2023	3,186
2024	2,017
2025	85
Total	$14,306

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, including assumptions and estimates used to test goodwill and other intangible assets for impairment, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax assets are determined with consideration to historical profitability, projected future taxable income, the reversals of existing taxable temporary differences, and tax planning strategies. After consideration of all these factors, we recognize deferred tax assets when we believe that it is more likely than not that we will realize them. The Company’s deferred tax assets include a significant amount of tax loss carryforwards.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized. A significant positive evidence factor that we consider in the recognition of deferred tax assets is a positive earnings history and cumulative income position.  The Company has had a stable earning history prior to the impacts of COVID-19 and the oil and gas price volatility as experienced during 2020 and has not lost any tax attributes in the past.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.  Refer to Note 14 – Income Taxes included in the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for additional information on our deferred tax assets and liabilities.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes losses from the sale of certain land parcels, consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges. Results for 2018 relate primarily to the gain on involuntary conversion and a recharge of management fees from Target Parent discussed in this Form 10-K.

●	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
●	Currency (gains) losses, net: Foreign currency transaction gains or losses.
●	Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination. As discussed in Note 3 of our notes to our consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.
●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated primarily with the Business Combination as well as other transactions unrelated to the Company’s core business operations. Such amounts related to the Business Combination were funded by proceeds from the Business Combination.
●	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior and Signor.
●	Officer loan expense: Non-cash charge associated with loans to certain executive officers of the Company that were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.
●	Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.
●	Impairment loss: Loss on impairment due to write-downs of non-strategic asset groups in the Permian, Bakken and Canadian operations of the business. We view impairment charges as accelerated depreciation, and depreciation is excluded from EBITDA.

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

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income (loss) or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believe that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows provide useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
	December 31,
	2020	2019	2018
Gross Profit	$57,155	$147,013	$90,234
Depreciation of specialty rental assets	49,965	43,421	31,610
Loss on impairment	-	—	15,320
Adjusted gross profit	$107,120	$190,434	$137,164

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Years Ended
	December 31,
	2020	2019	2018
Net income (loss)	$(27,478)	$6,236	$4,956
Income tax expense (benefit)	(8,455)	7,607	11,755
Interest expense, net	40,034	33,401	24,198
Loss on extinguishment of debt	-	907	—
Other depreciation and amortization	15,649	15,481	7,518
Depreciation of specialty rental assets	49,965	43,421	31,610
EBITDA	69,715	107,053	80,037

Adjustments
Loss on impairment	-	—	15,320
Other expense (income), net	416	8,031	(8,275)
Restructuring costs	-	168	8,593
Currency (gains) losses, net	-	(123)	149
Transaction bonus amounts	-	28,519	—
Transaction expenses	979	9,838	8,400
Acquisition-related expenses	-	370	5,211
Officer loan expense	-	1,583	—
Target Parent selling, general, and administrative costs	-	246	7,378
Stock-based compensation	3,592	1,527	—
Other adjustments	3,786	1,976	—
Adjusted EBITDA	$78,488	$159,188	$116,813

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
	December 31,
	2020	2019	2018
Net cash provided by operating activities	$46,781	$60,495	$26,203
Less: Maintenance capital expenditures for specialty rental assets	(888)	(2,029)	(3,123)
Discretionary cash flows	$45,893	$58,466	$23,080

Purchase of specialty rental assets	(12,177)	(84,732)	(78,733)
Purchase of property, plant and equipment	(381)	(441)	(951)
Purchase of business, net of cash acquired	—	(30,000)	(200,099)
Receipt of insurance proceeds	619	386	3,478
Proceeds from sale of specialty rental assets and other property, plant and equipment	990	1,444	—
Repayments from affiliates	—	638	55,645
Net cash used in investing activities	$(10,949)	$(112,705)	$(220,660)

Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699	—
Proceeds from borrowings on finance and capital lease obligations	13,437	—	—
Principal payments on finance and capital lease obligations	(11,581)	(2,331)	(14,967)
Principal payments on borrowings from ABL	(74,500)	(48,790)	(40,076)
Proceeds from borrowings on ABL	42,500	108,240	59,550
Repayment of affiliate note	—	(3,762)	(256,626)
Contributions from affiliate	—	39,107	346,710
Distribution to affiliate	—	—	(26,738)
Recapitalization	—	218,752	—
Recapitalization - cash paid to Algeco Seller	—	(563,134)	—
Payment of deferred financing costs	—	(19,798)	(3,473)
Purchase of treasury stock	(5,318)	(18,241)	—
Restricted shares surrendered to pay tax liabilities	(221)	(90)	—
Proceeds from affiliate note	—	—	130,173
Net cash provided by (used in) financing activities	$(35,683)	$46,652	$194,553

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We have the New ABL Facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of  December 31, 2020, we had $48 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.5 million annually, based on our floating-rate debt obligations and interest rates in effect as of  December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Hospitality Corp. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 31, 2021

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,979	$6,787
Accounts receivable, less allowance for doubtful accounts of $2,977 and $989, respectively	28,183	48,483
Prepaid expenses and other assets	7,195	4,649
Related party receivable	1,205	876
Total current assets	43,562	60,795

Restricted cash	—	52
Specialty rental assets, net	311,487	353,695
Other property, plant and equipment, net	11,019	11,541
Goodwill	41,038	41,038
Other intangible assets, net	103,121	117,866
Deferred tax asset	15,179	6,427
Deferred financing costs revolver, net	3,422	4,688
Other non-current assets	5,409	4,690
Total assets	$534,237	$600,792

Liabilities
Current liabilities:
Accounts payable	$10,644	$7,793
Accrued liabilities	24,699	35,330
Deferred revenue and customer deposits	6,619	16,809
Current portion of capital lease and other financing obligations (Note 12)	3,571	989
Total current liabilities	45,533	60,921

Other liabilities:
Long-term debt (Note 12):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,319)	(2,876)
Less: unamortized term loan deferred financing costs	(11,182)	(13,866)
Long-term debt, net	326,499	323,258
Revolving credit facility (Note 12)	48,000	80,000
Long-term capital lease and other financing obligations	269	996
Other non-current liabilities	479	—
Deferred revenue and customer deposits	11,752	9,390
Asset retirement obligations	2,284	2,825
Total liabilities	434,816	477,390

Commitments and contingencies (Note 18)
Stockholders' equity:
Common Stock, $0.0001 par, 380,000,000 authorized, 105,585,682 issued and 101,170,915 outstanding as of December 31, 2020 and 105,254,929 issued and 100,840,162 outstanding as of December 31, 2019.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of December 31, 2020 and December 31, 2019, respectively.	(23,559)	(23,559)
Additional paid-in-capital	115,167	111,794
Accumulated other comprehensive loss	(2,434)	(2,558)
Accumulated earnings	10,237	37,715
Total stockholders' equity	99,421	123,402
Total liabilities and stockholders' equity	$534,237	$600,792

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2020	2019	2018
Revenue:
Services income	$132,430	$242,817	$163,656
Specialty rental income	52,960	59,826	53,735
Construction fee income	39,758	18,453	23,209
Total revenue	225,148	321,096	240,600
Costs:
Services	109,185	120,712	93,064
Specialty rental	8,843	9,950	10,372
Depreciation of specialty rental assets	49,965	43,421	31,610
Loss on impairment	-	-	15,320
Gross profit	57,155	147,013	90,234
Selling, general and administrative	38,128	76,464	41,340
Other depreciation and amortization	15,649	15,481	7,518
Restructuring costs	-	168	8,593
Currency (gains) losses, net	-	(123)	149
Other expense (income), net	(723)	6,872	(8,275)
Operating income	4,101	48,151	40,909
Loss on extinguishment of debt	-	907	-
Interest expense, net	40,034	33,401	24,198
Income (loss) before income tax	(35,933)	13,843	16,711
Income tax expense (benefit)	(8,455)	7,607	11,755
Net income (loss)	(27,478)	6,236	4,956
Other comprehensive income (loss)
Foreign currency translation	124	(95)	(841)
Comprehensive income (loss)	(27,354)	6,141	4,115

Weighted average number shares outstanding - basic and diluted	96,018,338	94,501,789	41,290,711

Net income (loss) per share - basic and diluted	$(0.29)	$0.07	$0.12

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

($ in thousands)

	Common Stock		Common Stock in Treasury
					Additional Paid		Accumulated Other	Accumulated	Total
	Shares	Amount	Shares	Amount	In Capital	Equity (Deficit)	Comprehensive Loss	Earnings	Stockholders' Equity
Balances at December 31, 2017 as previously reported	—	$—	—	$—	$—	$(12,606)	$(1,622)	$39,132	$24,904
Retroactive application of recapitalization	25,686,327	3	—	—	—	12,606	—	(12,609)	—
Adjusted Balances at December 31, 2017	25,686,327	$3	—	$—	$—	$—	$(1,622)	$26,523	$24,904

Net income	—	—	—	—	—	—	—	4,956	4,956
Distribution	—	—	—	—	(26,738)	—	—	—	(26,738)
Contribution	—	—	—	—	346,710	—	—	—	346,710
Retroactive application of recapitalization	49,100,000	4	—	—	(4)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(841)	—	(841)
Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$—	$(2,463)	$31,479	$348,991

Net income	—	—	—	—	—	—	—	6,236	6,236
Recapitalization transaction	30,446,606	3	—	—	314,194	—	—	—	314,197
Contribution	—	—	—	—	39,107	—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)	—	—	—	(563,134)
Stock-based compensation	21,996	—	—	—	1,749	—	—	—	1,749
Shares used to settle payroll tax withholding	—	—	—	—	(90)	—	—	—	(90)
Repurchase of common stock as part of a share repurchase program	(4,414,767)	—	4,414,767	(23,559)	—	—	—	—	(23,559)
Cumulative translation adjustment	—	—	—	—	—	—	(95)	—	(95)
Balances at December 31, 2019	100,840,162	$10	4,414,767	$(23,559)	$111,794	$—	$(2,558)	$37,715	$123,402

Net loss	—	—	—	—	—	—	—	(27,478)	(27,478)
Stock-based compensation	330,753	—	—	—	3,594	—	—	—	3,594
Shares used to settle payroll tax withholding	—	—	—	—	(221)	—	—	—	(221)
Cumulative translation adjustment	—	—	—	—	—	—	124	—	124
Balances at December 31, 2020	101,170,915	$10	4,414,767	$(23,559)	$115,167	$—	$(2,434)	$10,237	$99,421

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(27,478)	$6,236	$4,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50,870	44,585	31,952
Amortization of intangible assets	14,744	14,317	7,176
Loss on impairment	—	—	15,320
Accretion of asset retirement obligation	(389)	215	202
Amortization of deferred financing costs	3,950	3,204	608
Amortization of original issue discount	557	425	—
Stock-based compensation expense	3,606	1,749	—
Officer loan compensation expense	—	1,583	792
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	(205)	6,872	—
Loss (gain) on involuntary conversion	(619)	122	(1,678)
Loss on extinguishment of debt	—	907	—
Deferred income taxes	(8,751)	5,992	10,864
Provision (benefit) for loss on receivables, net of recoveries	4,001	1,183	(98)
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	16,267	7,440	(25,908)
Related party receivable	(280)	(855)	—
Prepaid expenses and other assets	(2,549)	(684)	(361)
Accounts payable and other accrued liabilities	1,038	(16,826)	5,329
Deferred revenue and customer deposits	(7,827)	(11,177)	(20,531)
Other non-current assets and liabilities	(154)	(4,793)	(2,420)
Net cash provided by operating activities	46,781	60,495	26,203
Cash flows from investing activities:
Purchase of specialty rental assets	(12,177)	(84,732)	(78,733)
Purchase of property, plant and equipment	(381)	(441)	(951)
Purchase of business, net of cash acquired	—	(30,000)	(200,099)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	990	1,444	—
Receipt of insurance proceeds	619	386	3,478
Repayments from affiliates	—	638	55,645
Net cash used in investing activities	(10,949)	(112,705)	(220,660)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699	—
Principal payments on finance and capital lease obligations	(11,581)	(2,331)	(14,967)
Proceeds from borrowings on finance and capital lease obligations	13,437	—	—
Principal payments on borrowings from ABL	(74,500)	(48,790)	(40,076)
Proceeds from borrowings on ABL	42,500	108,240	59,550
Repayment of affiliate note	—	(3,762)	(256,626)
Contributions from affiliate	—	39,107	346,710
Distribution to affiliate	—	—	(26,738)
Recapitalization	—	218,752	—
Recapitalization - cash paid to Algeco Seller	—	(563,134)	—
Payment of deferred financing costs	—	(19,798)	(3,473)
Restricted shares surrendered to pay tax liabilities	(221)	(90)	—
Purchase of treasury stock	(5,318)	(18,241)	—
Proceeds from affiliate note	—	—	130,173
Net cash provided by (used in) financing activities	(35,683)	46,652	194,553

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(54)	(178)

Net increase (decrease) in cash, cash equivalents and restricted cash	140	(5,612)	(82)
Cash, cash equivalents and restricted cash - beginning of year	6,839	12,451	12,533
Cash, cash equivalents and restricted cash - end of year	$6,979	$6,839	$12,451

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$35,600	$23,581	$23,076
Income taxes paid, net of refunds received	$1,273	$1,237	$—
Decrease in accrued capital expenditures	$3,487	$—	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(732)	$(2,277)
Non-cash repurchase of common shares as part of share repurchase program	$—	$(5,318)	$—
Non-cash contribution from affiliate - forgiveness of affiliate note	$—	$104,285	$—
Non-cash distribution to PEAC - liability transfer from PEAC, net	$—	$(8,840)	$—
Non-cash change in capital lease obligation	$—	$(1,856)	$—
Non-cash change in specialty rental assets due to effect of exchange rate changes	$—	$—	$(663)
Non-cash consideration in purchase of business, net of cash acquired	$—	$—	$1,181

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$6,979	$6,787	$12,194
Restricted cash	—	52	257
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,979	$6,839	$12,451

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Notes to Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

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

Recent Developments – COVID-19 and Disruption in Oil and Gas Industry

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by the Coronavirus Disease 2019 (“COVID-19”), a novel coronavirus strain commonly referred to as “coronavirus”.  The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presents new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  Prior to March 2020, the Company’s results were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  Neither the Company’s ability to operate nor its supply chain have experienced material disruptions and no service disruption or shortage of critical products have been experienced at our communities. However, the situation surrounding COVID-19 and the decrease in demand for oil and natural gas, and simultaneous oversupply has had material adverse impacts on the Company’s 2020 operating results.  The economic effects of this have led the Company to implement several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company temporarily closed and consolidated several communities in the Permian Basin and in May of 2020, the Company temporarily closed all communities in the Bakken Basin. However, the Company began re-opening communities in both the Permian and Bakken Basin in July of 2020 as customer activity levels began to increase.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balanced average daily rates with contract term and positions the Company to take advantage of a more balanced market.

There have been significant changes to the global economic situation and to public securities markets as a result of  COVID-19. A delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. It is possible that these changes could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived and other intangible assets in relation to potential impairment and the allowance for doubtful accounts.

As a result of the impact of COVID-19 and the disruption in the oil and gas industry, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Further, no impairment was identified as a result of our annual goodwill and indefinite-lived intangible impairment assessment on October 1.  Refer to Note 8 for additional information on our goodwill impairment testing and the related results.   Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in demand for oil and natural gas, given that a significant portion of our customer base operates in the oil and gas industry, changes in economic outlook may change our long-term projections.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Management believes the assumptions underlying the combined financial statements prior to the Business Combination, including the assumptions regarding the allocation of general corporate expenses, are reasonable. However, the allocations may not include all of the actual expenses that would have been incurred by Target Parent and Signor Parent and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had Target Parent and Signor Parent been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had Target Parent and Signor Parent been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions Target Parent and Signor Parent might have performed directly or outsourced and strategic decisions Target Parent and Signor Parent might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. Due to the Restructuring previously discussed, there are approximately $0, $0.4 million, and $17.3 million of additional expenses related to the activity of Target Parent included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018, respectively. Approximately $0, $0.2 million, and $8.6 million are reported in restructuring costs for the years ended December 31, 2020, 2019, and 2018, respectively. Approximately $0, $0.2 million and $8.1 million of these expenses are reported in selling, general and administrative expenses for the years ended December 31, 2020, 2019, and 2018, respectively. Such selling, general and administrative expenses were offset through charges to affiliated entities in the amount of approximately $5.3 million and recognized in other income, net for the year ended December 31, 2018 as more fully discussed in Note 20. Approximately $0, $0, and $0.6 million of these expenses are reported in other (income) expense, net for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.  Included in restricted cash are irrevocable standby letters of credit that represent collateral for site improvements. This restriction was removed during 2020 and as such, the Company no longer has restricted cash.

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

	Years Ended December 31,
	2020	2019	2018
Balances at Beginning of Year	$989	$39	$137
Charges to bad debt expense	4,821	1,183	464
Recoveries	(820)	(81)	(562)
Write-offs	(2,013)	(152)	-
Balances at End of Year	$2,977	$989	$39

Charges to bad debt expense, net of recoveries for the period are included within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Prepaid Expenses and Other Assets

Prepaid expenses of approximately $4.6 million and $3.3 million at December 31, 2020 and 2019, respectively, primarily consist of insurance, taxes, rent, deposits and permits.  Prepaid insurance, taxes, rent, and permits are amortized over the related term of the respective agreements. Other assets of approximately $2.6 million and $1.4 million at December 31, 2020 and 2019, respectively, primarily consist of $1.7 million of deposits as of December 31, 2020 and $0.9 million and $1.1 million of hospitality inventory as of December 31, 2020 and 2019, respectively.  Inventory, primarily consisting of food and beverages, is accounted for by the first-in, first-out method and is stated at the lower of cost and net realizable value.

Concentrations of Credit Risk

In the normal course of business, the Company grants credit to its customers based on credit evaluations of their financial condition and generally requires no collateral or other security. Major customers are defined as those individually comprising more than 10.0% of the Company’s revenues or accounts receivable.  Our largest customers were CoreCivic of Tennessee, LLC and TC Energy Keystone Pipeline, LP, who accounted for 28.1% and 18.6% of revenues, respectively, for the year ended December 31, 2020. The largest customers accounted for 12.0% and 17.0% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2020.

For the year ended December 31, 2019, the Company had two customers representing 20.8% and 12.5% of total revenues.  The largest customers accounted for 9.5% and 12.3% of accounts receivable, respectively, at December 31, 2019.

For the year ended December 31, 2018, the Company had one customer representing 27.7% of total revenues.

Major suppliers are defined as those individually comprising more than 10.0% of the annual goods purchased. For the year ended December 31, 2020, the Company had three major suppliers, representing 16.2%, 10.3%, and 10.2% of goods purchased, respectively. For the year ended December 31, 2019 the Company had one major supplier representing 12.3% of goods purchased. For the year ended December 31, 2018, the Company had no major suppliers comprising more than 10.0% of total purchases.

The Company provides services almost entirely to customers in the governmental and oil and gas industries and as such, are almost entirely dependent upon the continued activity of such customers.

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized by applying the weighted average interest rate applicable to the borrowings of the Company to the average amount of accumulated expenditures outstanding during the construction period.  Such capitalized interest costs are depreciated over the related assets’ estimated useful lives.  For each of the years ended December 31, 2020, 2019 and 2018, capitalized interest totaled approximately $0, $0.8 million, and $0, respectively.

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

Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Subsequent expenditures for intangible assets are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of intangible assets. The Company has customer relationship assets with lives ranging from 5 to 9 years. Amortization of intangible assets is included in other depreciation and amortization on the consolidated statements of comprehensive income (loss).

Impairment of Long-Lived and Amortizable Intangible Assets

Fixed assets including rental equipment and other property, plant and equipment and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows, without interest charges, expected to be generated by the asset group. If future undiscounted cash flows, without interest charges, exceed the carrying amount of an asset, no impairment is recognized. If management determines that the carrying value cannot be recovered based on estimated future undiscounted cash flows, without interest charges, over the shorter of the asset’s estimated useful life or the expected holding period, an impairment loss would be recorded based on the estimated fair value of the asset. As discussed in Note 7, an impairment loss was recognized during 2018.

Assets Held for Sale

Management considers an asset to be held for sale when management approves and commits to a formal plan to actively market the asset for sale and it is probable that the sale will be completed within twelve months.  A sale may be considered probable when a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as held for sale, management records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and management stops recording depreciation expense. As of December 31, 2020, no assets were considered held for sale.

Other Non-Current Assets

Other non-current assets consist of capitalized software implementation costs for the implementation of cloud computing systems during 2020 and 2019.  The Company capitalizes expenditures related to the implementation of cloud computing software as incurred during the application development stage. Such capitalized costs are amortized to selling, general, and administrative expenses over the term of the cloud computing hosting arrangement, including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use.

Deferred Financing Costs Revolver, net

Deferred financing costs revolver are associated with the issuance of the New ABL revolver facility and the Algeco ABL facility discussed in Note 12.  Such costs are amortized over the contractual term of the line-of-credit through initial maturity using the straight-line method.  Amortization expense of deferred financing costs revolver is included in interest expense, net in the consolidated statement of comprehensive income (loss).

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuance of the Senior Secured Notes 2024 discussed in Note 12.  The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the Notes on the consolidated balance sheets.  Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original discounts are associated with the issuance of the Senior Secured Notes 2024 discussed in Note 12 and are recorded as direct deductions to the principal amount of the Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (AROs) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expecting timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income (loss).  In connection with a contract amendment for the lease at the Dilley facility (discussed in Note 19), the ARO of that facility was remeasured, resulting in a decrease in the ARO of approximately $0.8 million. The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.3 million and $2.8 million as of December 31, 2020 and 2019, respectively, which represents the present value of the estimated future cost of these AROs of approximately $3.3 million.  Accretion expense of approximately ($0.4) million, $0.2 million and $0.2 million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Revenue Recognition

The Company derives revenue from specialty rental and hospitality services, specifically lodging and related ancillary services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with the customers. Certain arrangements contain a lease of lodging facilities to customers. The leases are accounted for as an operating lease under the authoritative guidance for leases and are recognized as income using the straight-line method over the term of the lease agreement. When the Company enters into arrangements with multiple deliverables, arrangement consideration is allocated between the deliverables based on the relative estimated selling price of each deliverable. The estimated price of lodging and service deliverables is based on the price of lodging and services when sold separately, or based upon the best estimate of selling price.  The most significant estimates and judgments relating to revenues involve the relative stand-alone selling price for purposes of allocating consideration to performance obligations in our lease transactions.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s revenues do not include material amounts of variable consideration.

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

Revenues associated with community construction using the percentage of completion method are reflected as construction fee income in the consolidated statements of comprehensive income (loss).

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

The Company records net deferred tax assets to the extent that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. When a valuation allowance is established or there is an increase in an allowance in a reporting period, tax expense is generally recorded in the Company’s consolidated statements of comprehensive income (loss).

Prior to the Restructuring on December 22, 2017 as discussed in Note 1 of the 2019 Annual Report on Form 10-K, the operations of Target were included in the U.S. tax return of its historical parent, Williams Scotsman International, Inc., along with certain state and local and foreign income tax returns.  In preparing the combined financial statements for the period prior to the Restructuring, the provision for income taxes was calculated using the “separate return” method.  Under this method, Target assumed a separate return would be filed with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from its parent as applicable. Target’s provision as of December 31, 2018 is the amount of tax payable or refundable on the basis of a hypothetical, current-year separate return. Target provides deferred taxes on temporary differences and on any carryforwards that it could claim on a hypothetical return and the need for a valuation allowance is assessed on the basis of its projected separate return results.

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

Stock-Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the award as the awards issued under the Plan are equity classified. The fair value of the stock options is calculated using the Black-Scholes option-pricing model while the fair value of the RSUs is calculated based on the Company’s share price on the grant-date or the 10-day volume-weighted average price of the Common Stock prior to and including the grant date.  The resulting cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Forfeitures are accounted for as they occur.  Refer to Note 23 for further details of activity related to the Plan.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. In June 2020, the FASB issued ASU No. 2020-05 to delay the effective date for the new standard for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 for non-issuers (including EGCs).  Early application continues to be allowed.   Topic 842 allows an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to adopt under the new optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company has not yet adopted this standard and is currently evaluating the impact of the pronouncement on its consolidated financial statements.

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

2. Revenue

Total revenue under contracts recognized under Topic 606 was approximately $172.2 million for the year ended December 31, 2020, while $53.0 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2020. Total revenue under contracts recognized under Topic 606 was $261.3 million for the year ended December 31, 2019, while $59.8 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2019.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: Permian Basin, Bakken Basin, Government, TCPL Keystone, and All Other for the years indicated below:

	For the Years Ended December 31,
	2020	2019	2018
Permian Basin
Services income	$98,888	$193,852	$107,997
Construction fee income	-	2,705	-
Total Permian Basin revenues	98,888	196,557	107,997

Bakken Basin
Services income	$6,605	$20,621	$25,813
Total Bakken Basin revenues	6,605	20,621	25,813

Government
Services income	$23,538	$25,071	$25,536
Total Government revenues	23,538	25,071	25,536

TCPL Keystone
Services income	$2,153	$-	$-
Construction fee income	39,758	15,744	23,209
Total TCPL Keystone revenues	41,911	15,744	23,209

All Other
Services income	$1,247	$3,273	$4,310
Construction fee income	-	4	-
Total All Other revenues	1,247	3,277	4,310

Total revenues	$172,189	$261,270	$186,865

As a result of the current market environment discussed in Note 1 “ Recent Developments – COVID-19 and Disruption in Oil and Gas Industry”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company has experienced customers who have filed for bankruptcy, which has been reflected in the bad debt expense recognized in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2020. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

To date, there has been deterioration in the collectability of our receivables as mentioned above, and we are likely to experience additional challenges in collections due to uncertainties around the continued impact of the COVID-19 global pandemic and decrease in demand for oil and natural gas as discussed in Note 1.  As a result of our estimate of the impact, bad debt expense, net of recoveries of approximately $4.0 million was recognized during the year ended December 31, 2020  and is included within selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss).

Contract Assets and Liabilities

We do not have any contract assets and we did not recognize any impairments of any contract assets or liabilities.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For the Years Ended December 31,
	2020	2019	2018

Balances at Beginning of Year	$26,199	$37,376	$57,747
Additions to deferred revenue	12,907	8,652	4,092
Revenue recognized	(20,735)	(19,829)	(24,463)
Balances at End of Year	$18,371	$26,199	$37,376

As of December 31, 2020, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2021	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of December 31, 2020	$44,689	$30,652	$18,699	$18,748	$18,699	$13,987	$145,474

The Company applied some of the practical expedients in Topic 606, including the “right to invoice” practical expedient, and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations.  Due to the application of these practical expedients, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

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

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type as of March 15, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Outstanding Shares of Common Stock issued and outstanding	105,232,933
Less: Founders Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for earnings per share computation (See Note 21)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8.0 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 as more fully discussed in Note 20.

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

4. Acquisitions

Signor Acquisition

On September 7, 2018, Bidco purchased 100% of the membership interests of Signor. Bidco acquired Signor for an aggregate purchase price of $201.5 million, excluding $15.5 million of cash and cash equivalents and restricted cash acquired. Included in the purchase price was $1.2 million of amounts owed to the sellers as a result of a subsequent working capital true-up adjustment recognized in accrued liabilities, with a corresponding increase to goodwill, as of December 31, 2018. The amount of the purchase price in excess of the fair value of the net assets acquired was recorded as goodwill.

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

The purchase price allocation performed resulted in the recognition of approximately $26.1 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the expansion of territory of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes.  All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 26.

The following unaudited pro forma information presents consolidated financial information as if Signor had been acquired as of January 1, 2018:

Period	Revenue	Income before taxes
2018 pro forma from January 1, 2018 to December 31, 2018	$301,842	$35,975

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

2018 supplemental pro forma income before taxes includes $5.2 million of acquisition-related costs incurred in 2018.

In connection with this acquisition, the Company incurred approximately $5.2 million of acquisition-related costs, which are recognized in selling, general, and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.

Superior Acquisition

On June 19, 2019, TLM, entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties, pursuant to which TLM acquired substantially all of the assets in connection with three workforce communities in the Delaware Basin of West Texas, including temporary housing facilities and underlying real estate (the “Communities”). Pursuant to the Superior Purchase Agreement, TLM acquired the Communities for a purchase price of $30.0 million in cash, which represents the acquisition date fair value of consideration transferred. The purchase price was funded by drawing on the New ABL Facility discussed in Note 12. The Superior Purchase Agreement provided for a simultaneous signing and closing on June 19, 2019.  This acquisition further expands the Company’s presence in the Permian Basin.  Immediately prior to the acquisition of the Communities, TLM provided management and catering services to the Superior Sellers at two of the Communities.  At the time of the acquisition, all three Communities were fully operational and provided vertically integrated comprehensive hospitality services consistent with Target’s business.

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

In connection with this acquisition, the Company incurred approximately $0.4 million of acquisition-related costs, which are recognized in selling, general, and administrative expenses in the accompanying consolidated statement of comprehensive income (loss) for the ended December 31, 2019. 2019 supplemental pro-forma income before taxes was adjusted to exclude these acquisition-related costs. 2018 supplemental pro-forma income before income taxes was adjusted to include these charges.

The purchase price allocation performed by the Company resulted in the recognition of $6.9 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the territorial expansion of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes. All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 26.

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

5. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	December 31,	December 31,
	2020	2019
Specialty rental assets	$547,375	$545,399
Construction-in-process	5,828	8,672
Less: accumulated depreciation	(241,716)	(200,376)
Specialty rental assets, net	$311,487	$353,695

Included in specialty rental assets, net are certain assets under capital lease.  The gross cost of the specialty rental assets under capital lease was approximately $1.1 million and $1.3 million as of December 31, 2020 and 2019, respectively. The accumulated depreciation related to specialty rental assets under capital leases totaled approximately $0.6 million and $0 as of December 31, 2020 and 2019, respectively.  Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the year ended December 31, 2020, the Company disposed of assets with accumulated depreciation of approximately $9 million along with the related gross cost of approximately $10 million.  These disposals were associated with a sale of assets with a net book value of approximately $0.8 million as well as fully depreciated asset retirement costs.  The asset sale resulted in a loss on the sale of assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2020.

6. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	December 31,	December 31,
	2020	2019
Land	$9,163	$9,155
Buildings and leasehold improvements	115	115
Machinery and office equipment	1,072	708
Other	3,752	3,748
	14,102	13,726
Less: accumulated depreciation	(3,083)	(2,185)
Total other property, plant and equipment, net	$11,019	$11,541

Depreciation expense related to other property, plant and equipment was approximately $0.9 million, $1.2 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The gross cost of other property, plant and equipment under capital lease was approximately $0.7 million as of December 31, 2020 and 2019, respectively.  The accumulated depreciation related to other property, plant and equipment under capital lease was approximately $0.4 million and $0 as of December 31, 2020 and 2019, respectively. Such amounts under capital lease are included in the other category in the above table as of December 31, 2020 and 2019, respectively.

In November of 2019, the Company auctioned several non-strategic land parcels, and other related assets (the “properties”) not used in the operations of the business for estimated net sale proceeds of approximately $1.4 million.  The sale resulted in a pre-tax loss on the disposal of property, plant, and equipment of approximately $6.9 which is included in other expense (income), net in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2019. These properties had a carrying value of approximately $8.1 million and are primarily located in the Permian Basin business segment and reporting unit.

7. Loss on Impairment

During the fourth quarter of 2018, the Company decided to dispose of certain nonstrategic asset groups that were vacant or operating at a loss.  Some of these asset groups will be disposed of by sale, but are not classified as held for sale, as it is not probable that these asset groups will be sold within twelve months from the balance sheet date.  Additionally, we identified an indicator that another asset group in the Canadian oil sands may be impaired due to deteriorating market conditions (“All Other” category above).  These asset groups are comprised of land, modular units, furniture and fixtures, and land improvements.  We assessed the carrying value of these asset groups to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying value of these asset groups were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets to their respective carrying values.  The fair value of asset groups expected to be sold was determined using the market approach, comparing the assets held to other similar assets that have recently transacted in the market as well as identifying a depreciated replacement cost for real property assets.  The fair value of the other asset groups was determined based on a discounted cash flow analysis in accordance with the income approach whereby current cash flow projections demonstrate continued operating losses in the future.  Accordingly, the value of the asset groups was written down to their estimated fair values resulting in a total loss on impairment for the year ended December 31, 2018 of $15.3 million. No impairment was recognized during the years 2020 and 2019.

The following summarizes pre-tax impairment charges recorded during 2018 by segment, which are included in loss on impairment in our consolidated statements of comprehensive income (loss) (in thousands):

	The Permian Basin	The Bakken Basin	Government	TCPL Keystone	All Other	Total
Year Ended December 31, 2018	$696	$7,233	$—	$—	$7,391	$15,320

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

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2019	$34,180
Acquisition of Superior	6,858
Balance at December 31, 2019	41,038
Changes in Goodwill	-
Balance at December 31, 2020	$41,038

The global COVID-19 pandemic and the decrease in demand and oversupply of oil and natural gas during the first quarter of 2020 impacted the trading price of our common stock, we identified a trigger event requiring us to assess our long-lived and intangibles assets for recoverability and performed a quantitative impairment assessment as of March 31, 2020 of reporting units with goodwill, all of which is within the Permian Basin reporting unit.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method), as we believe this was the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We did not utilize a market approach given the current situation with the industry and the lack of contemporaneous transactions. To the extent market indicators of fair value were available, we considered such information as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which includes the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Given the current volatile market environment, we utilized third-party valuation advisors to assist us with these valuations. These analyses required significant judgment, including management’s short-term and long-term forecast of operating performance, revenue growth rates, profitability margins, timing of future cash flows based on an eventual recovery of the oil and gas industry, the remaining useful life and service potential of the asset (in the case of long-lived assets, including definite-lived intangibles), and discount rates (in the case of our goodwill assessment) based on our weighted average cost of capital. These forecasted cash flows took into consideration historical and recent results, committed contracts and near-term prospects and management's outlook for the future, as well as the increased market risk surrounding the award and execution of future contracts.

Based on our quantitative assessments, we determined the carrying value of our long-lived assets was recoverable and goodwill associated with our Permian Basin reporting unit was not impaired.  However, the fair value of the reporting unit exceeded its net book value by a margin of less than 20%. Our estimate of fair value was based upon assumptions believed to be reasonable. However, impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. Further, given the dynamic nature of the COVID-19 pandemic and related market conditions, the period of time that these events will persist and the full extent of the impact they will have on our business may vary from our estimates. We will continue to take actions designed to mitigate the adverse effects of the changing market environment and expect to continue to adjust our cost structure to market conditions. This may include continued reductions of our workforce to better align our employee count with anticipated lower activity levels and sustained reduction of capital spending at maintenance levels until demand returns to previous levels.

In connection with our annual assessment on October 1, we considered the continued effects resulting from the COVID-19 pandemic and oil and gas price volatility and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s Permian Basin reporting unit was less than the carrying amount. Based on the results of this qualitative assessment, including certain quantitative analysis, management concluded that it is not more likely than not that the fair value of the Company's Permian Basin reporting unit was less than its carrying amount.  The Company will continue to monitor the situation for any additional changes in economic conditions.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	December 31, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.4	$128,907	$(42,186)	$86,721
Total		128,907	(42,186)	86,721
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(42,186)	$103,121

	December 31, 2019
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	7.4	$132,720	$(31,254)	$101,466
Total		132,720	(31,254)	101,466
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,120	$(31,254)	$117,866

During the year ended December 31, 2020, the Company wrote-off fully amortized customer related intangibles with a gross carrying amount of approximately $3.8 million and a net book value of $0. The aggregate amortization expense for intangible assets subject to amortization was $14.7 million, $14.3 million and $7.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of December 31, 2020 for each of the next five years and thereafter is as follows:

2021	$14,656
2022	13,302
2023	12,881
2024	12,881
2025	12,881
Thereafter	20,120
Total	$86,721

9. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems.  As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	December 31,	December 31,
	2020	2019
Cloud computing implementation costs	$7,094	$4,690
Less: accumulated amortization	(1,685)	-
Other non-current assets	$5,409	$4,690

None of these costs were amortized during 2019 as the related systems were not ready for their intended use as of December 31, 2019.  Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.7 million, $0, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

10. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	December 31,	December 31,
	2020	2019
Employee accrued compensation expense	$6,177	$7,130
Other accrued liabilities	8,873	18,482
Accrued interest on debt	9,649	9,718
Total accrued liabilities	$24,699	$35,330

Other accrued liabilities in the above table relates primarily to accrued utilities, rent, real estate and sales taxes, state income taxes, and other accrued operating expenses.

11. Notes Due from Affiliates

The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Refer to Note 12 for interest income recognized for the years ended December 31, 2020, 2019 and 2018, respectively.

All affiliate notes were paid in connection with the Business Combination discussed in Note 3.

12. Debt

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$2,319	$11,182

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $2.3 million is presented on the face of the consolidated balance sheet as of December 31, 2020 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of $0.9 million of capital leases and $2.9 million related to insurance financing obligations. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.4 million that began on December 1, 2020.

The Company’s capital lease and financing obligations at December 31, 2019, primarily consisted of $1.9 million associated with a vehicle financing arrangement, and $0.1 million related to other financing arrangements.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	December 31,	December 31,
	2020	2019
Capital lease and other financing obligations	$3,840	$1,985
ABL facilities	48,000	80,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(2,319)	(2,876)
Less: unamortized term loan deferred financing costs	(11,182)	(13,866)
Total debt, net	378,339	405,243
Less: current maturities	(3,571)	(996)
Total long-term debt	$374,768	$404,247

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the Years Ended December 31,
	2020	2019	2018
Interest income on Notes Due from Affiliates (Note 11)	$-	$-	$(4,663)
Interest expense incurred on Notes Due to Affiliates (Note 13)	-	1,955	23,969
Interest expense incurred on ABL facilities and Notes	35,396	28,608	2,400
Amortization of deferred financing costs on ABL facilities and Notes	3,950	3,204	2,492
Amortization of original issue discount on Notes	557	425	-
Interest incurred on capital lease and other financing obligations	131	-	-
Interest capitalized	-	(791)	-
Interest expense, net	$40,034	$33,401	$24,198

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of December 31, 2020 and 2019. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of December 31, 2020 and 2019. Accumulated amortization expense related to the deferred financing costs was approximately $4.7 million and $2.0 as of December 31, 2020 and 2019, respectively.  Accumulated amortization of the original issue discount was approximately $1.0 million and $0.4 million as of December 31, 2020 and 2019, respectively.

The Company also incurred deferred financing costs associated with the New ABL Facility as a result of the Business Combination in the amount of approximately $3.9 million, which are capitalized and presented on the consolidated balance sheet as of December 31, 2020 and 2019 within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

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

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL facility and New ABL Facility was approximately $2.4 million and $1.1 million as of December 31, 2020 and 2019, respectively.

Refer to the components of interest expense table in Note 12 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2020, 2019 and 2018, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of December 31, 2020 consists of the following:

2021	$3,571
2022	269
2023	48,000
2024	340,000
Total	$391,840

13. Notes Due to Affiliates

The Company records interest expense on notes due to affiliates based on the stated interest rate in the loan agreement. Refer to Note 12 for interest expense incurred for the years ended December 31, 2020, 2019 and 2018, respectively.

As part of the Business Combination, the affiliate note that was executed in September 2018 in connection with the acquisition of Signor has been extinguished. Prior to the Business Combination, Signor paid $9 million to a TDR affiliate, of which $5.3 million was used to pay off the accrued interest and the remaining $3.7 million was used to pay down the outstanding principal, reducing the amount owed to $104.3 million. Upon consummation of the Business Combination, the remaining principal was settled between Signor and the TDR affiliate in the form of a capital contribution. As of December 31, 2020 and 2019, respectively, there are no Notes due to affiliates.

14. Income Taxes

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2020	2019	2018
Domestic
Current	$296	$1,615	$891
Deferred	(8,751)	5,992	10,864

Foreign
Deferred	—	—	—
Total income tax expense (benefit)	$(8,455)	$7,607	$11,755

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31:

	2020	2019	2018
Statutory income tax expense (benefit)	$(7,547)	$2,903	$3,109
State tax expense	(450)	1,816	2,681
Effect of tax rates in foreign jurisdictions	(17)	(37)	(623)
Transaction costs	(899)	2,387	1,288
Stewardship expense	—	35	2,397
Valuation allowances	(279)	226	2,801
Other	737	277	102
Reported income tax expense (benefit)	$(8,455)	$7,607	$11,755

Income tax expense (benefit) was ($8.5) million, $7.6 million and $11.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 23.6%, 55.0% and 70.3%, respectively.  The fluctuation in the rate for the years ended December 31, 2020, 2019 and 2018, respectively, results primarily from the relationship of year-to-date income (loss) before income tax and the discrete treatment of the bonus amounts and transaction costs paid in connection with the Business Combination discussed in Note 3 as well as the restructuring costs in 2018.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards.

Significant components of the deferred tax assets and liabilities for the Company are as follows:

	2020	2019
Deferred tax assets
Deferred compensation	$20	$161
Deferred revenue	4,169	5,941
Intangible assets	9,668	9,289
Tax loss carryforwards	33,279	16,799
Interest	—	7
Other - net	1,525	632
Deferred tax assets gross	48,661	32,829
Valuation allowance	(3,577)	(3,994)
Net deferred income tax asset	45,084	28,835

Deferred tax liabilities
Rental equipment and other plant, property and equipment	(28,718)	(21,358)
Software	(1,187)	(1,050)
Deferred tax liability	(29,905)	(22,408)
Net deferred income tax asset	$15,179	$6,427

Tax loss carryovers totaled $148.4 million at December 31, 2020.  Approximately $4.6 million of these tax loss carryovers expire between 2023 and 2041. The remaining $143.7 million of tax loss carryovers do not expire. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as changes in ownership of the Company. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. A valuation allowance has been established against the deferred tax assets to the extent it is not more likely than not they will be realized.

			Valuation
	2020	Expiration	Allowance
United States	$145,044	$1,300 expire in 2038. Remaining do not expire.	—%
Canada	2,934	2023-2041	100%
Mexico	376	2024-2030	100%
Total	$148,354

Unrecognized Tax Positions

No amounts have been accrued for uncertain tax positions as of December 31, 2020 and 2019. However, management's conclusion regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2020 and 2019 and does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.

The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. Therefore, as of December 31, 2020, tax years for 2014 through 2020 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.

15. Fair Value of Financial Instruments

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

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2020		December 31, 2019
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 12) - Level 2	$(48,000)	$(48,000)	$(80,000)	$(80,000)
Senior Secured Notes (See Note 12) - Level 1	$(326,499)	$(300,900)	$(323,258)	$(325,693)

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2020 and 2019, respectively.

16. Business Restructuring

The Company incurred costs associated with restructuring plans that originated in 2017 designed to streamline operations and reduce costs of $0, $0.2 million and $8.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.  The following is a summary of the activity in our restructuring accruals:

Employee termination Costs
Balance at December 31, 2017	$2,395
Charges during the period	8,593
Cash payments during the period	(9,526)
Balance at December 31, 2018	$1,462
Charges during the period	168
Cash payments during the period	(1,630)
Balance at December 31, 2019	$-

All of 2018 and 2019 restructuring costs relate to the closure of the Baltimore, MD corporate office for Target Parent which resulted in downsizing of corporate employees consisting of employee termination costs. As part of the corporate restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication to the employee to the actual date of termination. No further amounts are expected to be incurred in connection with this restructuring as of December 31, 2020.

These restructuring costs pertain to corporate locations and do not impact the segments discussed in Note 26.

17. Involuntary Conversion

One of the Company’s properties in North Dakota incurred flood damage in November of 2017. Specialty rental assets were written-down by $1.8 million as of December 31, 2017 related to the damaged portion of the property. During the year ended December 31, 2018, approximately $3.5 million in insurance proceeds were received. For the year ended December 31, 2018, the Company recognized a gain on involuntary conversion associated with this event in the amount of approximately $1.7 million which is recognized within other expense (income), net in the accompanying consolidated statement of comprehensive income (loss).

18. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

Commitments

The Company leases certain land, lodging units and real estate under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Total rent expense under these leases is recognized ratably over the initial term of the lease. Any difference between the rent payment and the straight-line expense is recorded as a liability.  Rent expense included in services costs in the consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $5.6 million, $12.5 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Rent expense included in the selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum lease payments over the next five years at December 31, 2020, by year and in the aggregate, under non-cancelable operating leases are as follows:

2021	$5,244
2022	3,774
2023	3,186
2024	2017
2025	85
Total	$14,306

19. Rental Income

Certain arrangements contain a lease of lodging facilities (Lodges) to customers. During 2014, we entered into a lease for Lodges in Dilley, Texas. During 2020, the lease for the lodges in Dilley was amended and expires in 2026. During 2015, the Company entered into a lease for Lodges in Mentone, Texas that expires in 2022. That lease was amended in 2020, which resulted in the contract no longer being treated as a lease and as such, the revenue associated is now being reported within services income.  During 2019, the Company entered into a lease agreement in Orla, Texas which was amended in 2020 and expires on December 31, 2021. Additionally, the Company entered into a lease in Midland, Texas, which was terminated during 2020. Rental income from these leases for 2020, 2019 and 2018 was approximately $53.0 million, $59.8 million and $53.7 million, respectively. Each Lodge is leased exclusively to one customer and is accounted for as an operating lease under the authoritative guidance for leases. Revenue related to these lease arrangements is reflected as specialty rental income in the consolidated statements of comprehensive income (loss).

Scheduled future minimum lease payments to be received by the Company as of December 31, 2020 for each of the next five years and thereafter is as follows:

2021	$43,550
2022	34,300
2023	34,300
2024	34,392
2025	34,300
Thereafter	25,657
Total	$206,500

20. Related Parties

Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019.   There were no amounts due on these loans to officers as of December 31, 2020 and 2019, respectively. Compensation expense related to these officer loans recognized for the years ended December 31, 2020, 2019, and 2018, totaled $0, $1.6 million, and $0.7 million, respectively, and are included in selling, general and administrative expense in the consolidated statements of comprehensive income (loss).

The Company leased modular buildings from an ASG affiliate to serve one of its customers. The rent expense related to the leasing of the modular buildings amounted to $0, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, respectively, the Company incurred $0.8 million, $0.8 million and $0.8 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). At December 31, 2020 and 2019, respectively, the Company accrued $0.3 million and $0.2 million, for these commissions.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The Company and Algeco Global are each majority owned by TDR Capital. This reimbursement for the years ended December 31, 2020 and December 31, 2019 amounts to approximately $1.1 million and $1.2 million, respectively, and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while $1.2 million and $0.9 million are recorded as a related party receivable on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

In August 2018, Target Parent paid interest on behalf of ASG in the amount of $21 million. ASG subsequently paid Target Parent the amount in August 2018. These amounts have been captured as a distribution and contribution within the equity section of the consolidated statement of changes in equity.

Target Parent charged affiliates for services performed by its home office based on work performed for the benefit of the affiliate group.  These amounts consist of primarily compensation and benefits plus a mark-up associated primarily with corporate employees providing accounting, treasury, and IT services delivered to the affiliate groups being charged.  Such charges amounted to approximately $0, $0 and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other expense (income), net in the accompanying consolidated statement of comprehensive income (loss).  This transaction between Target Parent and its affiliates has been treated as a distribution during 2018 within the consolidated statements of changes in equity.

As part of the financing arrangement between affiliates of ASG, during 2018, Target Parent was charged $1.9 million of financing costs related to the extinguished affiliate notes discussed in Note 13 by an affiliate of ASG, which was recognized in the interest expense (income), net line on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2018. In addition, in relation to the refinancing of the ABL facility in 2018, $3.4 million of deferred financing costs were charged to Target Parent by an affiliate of ASG and capitalized by the Company on the consolidated balance sheets and amortized in the amount of $0.6 million in the interest expense, net line on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.  These transactions between Target Parent and its affiliates have been treated as contributions during 2018 within the consolidated statements of changes in equity.

21. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. The following table presents basic and diluted EPS and LPS for the periods indicated below ($ in thousands, except per share amounts):

	For the Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Numerator
Net income (loss) attributable to Common Stockholders	$(27,478)	$6,236	$4,956

Denominator
Weighted average shares outstanding - basic and diluted	96,018,338	94,501,789	41,290,711

Net income (loss) per share - basic and diluted	$(0.29)	$0.07	$0.12

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

Warrants representing 16,166,650 shares of the Company’s common stock for the years ended December 31, 2020 and 2019, respectively, were excluded from the computation of EPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable periods.

As discussed in Note 23, RSUs and stock options were outstanding for the years ended December 31, 2020 and 2019, respectively.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

As discussed in Note 22, the Company repurchased shares of its outstanding Common Stock.  These shares of treasury stock have been excluded from the computation of EPS.

22. Stockholders’ Equity

Common Stock

As of December 31, 2020, Target Hospitality had 105,585,682 shares of Common Stock, par value $0.0001 per share issued and 101,170,915 outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 3.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2020, no preferred shares were issued or outstanding.

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

As of December 31, 2020, the Company had 16,166,650 warrants issued and outstanding with the same terms as described above.

Common Stock in Treasury

On August 15, 2019, the Company's board of directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our Common Stock from August 30, 2019 to August 15, 2020. During the year ended December 31, 2019, the Company repurchased 4,414,767 shares of our Common Stock for an aggregated price of approximately $23.6 million. As of August 15, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million. No purchases were made during the year ended December 31, 2020.

2018 Equity

Arrow Holdings S.a.r.l. and affiliates contributed $103.3 million of cash during 2018 to Arrow, which was used by Bidco to partially fund the acquisition of Signor discussed in Note 4. This contribution is reflected in the consolidated statement in changes in stockholders’ equity as a contribution. The sole member of Target Parent made a capital contribution of approximately $217 million in December of 2018, which was used to pay off the affiliate notes and related accrued interest discussed in Note 13.  Additionally, during 2018, as discussed in Note 20, Target Parent was repaid amounts and incurred charges from affiliates amounting to approximately $26.3 million.  Such amounts were treated as contributions to Target Parent.  Also, during 2018, as discussed in Note 20, Target Parent recharged affiliates for certain services performed and also paid debt on behalf of affiliates, which were both treated as capital distributions and totaled approximately $26.3 million.  Refer to table below for summary of activity within the equity of the Company for 2018:

Capital contributions	2018
Contribution to Signor Parent	$103,338
Contribution to Target Parent	243,372
Total capital contributions	$346,710

Distribution to affiliate	(26,738)
Net contribution to affiliates	$319,972

23. Stock-Based Compensation

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

Restricted Stock Units

On May 21, 2019, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers, other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 212,621.  These RSU awards granted vest in four equal installments on each of the first four anniversaries of the grant date, on May 21, 2020, 2021, 2022, and 2023.  On September 3, 2019, our Chief Financial Officer received a grant of 81,434 RSUs and 48,860 RSUs, which vested on March 15, 2020 and on each of the first four anniversaries of the grant date, respectively.  The number of RSUs granted to non-executive directors of the board amounted to 81,967 and were also granted on May 21, 2019. The RSU awards granted to non-executive directors of the board vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.

Additionally, on May 21, 2019, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period July 1, 2019 to December 31, 2019 in the form of 30,000 RSUs. These RSUs vested in six equal installments on the first of each month, beginning on July 1, 2019 through December 1, 2019. On January 2, 2020, the Compensation Committee approved the election by Mr. Archer, the CEO, pursuant to his employment agreement dated January 29, 2019, to receive his annual base salary for the period January 1, 2020 to December 31, 2020 in the form of 124,741 RSUs.  These RSUs vested in twelve equal installments on the first of each month, except for one twelfth vested on January 9, 2020.   On August 5, 2020 (the “Effective Date”), the Company and Mr. Archer, entered into the Executive Restricted Stock Units Termination Agreement (the “Agreement”) following the Company’s Compensation Committee of the Board of Directors’ approval of the election by Mr. Archer, pursuant to his employment agreement, to receive his base salary in cash, rather than in the form of RSUs as previously elected. Pursuant to the Agreement (i) Mr. Archer forfeited a portion of his currently unvested RSUs as of the Effective Date and (ii) the Company recommenced payment of 80% of Mr. Archer’s base salary for the period between the Effective Date and December 31, 2020.

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

As a result of the volatility in the global financial and commodity markets created by the COVID-19 pandemic, the Company implemented measures to reduce the Company’s ongoing cash expenses. Consistent with that goal, the Compensation Committee approved the Salary Reduction Equity Award Program (the “Salary Program”), effective April 1, 2020.  Pursuant to the Salary Program, the Company reduced the base salary amounts paid to certain executive officers and other employees by up to 20% for the period between April 1, 2020 and December 31, 2020.  On April 1, 2020 and as contemplated by the Salary Program, the Company awarded a total of 201,988 RSUs pursuant to the Plan to participants in the Salary Program. The RSUs ratably vest on the first of every month through December 2020. Shares received upon settlement of RSUs granted under the Salary Program are not subject to any sale restrictions that would otherwise apply under the Company’s ownership guidelines; however, the provisions of the Company’s Securities Trading Policy continue to apply to such shares.

Concurrent with the approval of the Salary Program, the Compensation Committee approved the Director Retainer Reduction Equity Award Program (the “Director Retainer Program”), effective April 1, 2020. Pursuant to the Director Retainer Program, the Company reduced the cash retainer paid to non-employee directors by 20%.  During the year ended December 31, 2020 and as contemplated by the Director Retainer Program, the Company awarded a total of 66,070 RSUs pursuant to the Plan to the participants in the Director Retainer Program. The RSUs ratably vest on June 30, September 30 and December 31, 2020. Shares received upon settlement of RSUs granted under the Director Retainer Program are not subject to any sale restrictions that would otherwise apply under the Company’s ownership guidelines; however, the provisions of the Company’s Securities Trading Policy continue to apply to such shares.

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

During the years ended December 31, 2020, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	401,797	$9.31
Granted	1,374,085	3.07
Vested	(491,430)	5.46
Forfeited	(159,689)	3.41
Balance at December 31, 2020	1,124,762	$4.21

The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $0.2 million, and $0, respectively.

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020 was approximately $3.0 million, with an associated tax benefit of approximately $0.7 million. Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 was approximately $1.5 million, with an associated tax benefit of less than $0.4 million. At December 31, 2020, unrecognized compensation expense related to RSUs totaled approximately $3.4 million and is expected to be recognized over a remaining term of approximately 2.59 years.

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

The following table presents the changes in stock options outstanding and related information for our employees during year ended December 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2019	579,370	$9.44	9.48	$-
Granted	1,140,875	4.51	-	-
Forfeited	(67,754)	7.13	-	-
Vested and expired	(9,356)	10.83
Outstanding Options at December 31, 2020	1,643,135	$6.11	8.95	$-

135,484 shares were exercisable at December 31, 2020. The total fair value of stock option awards vested and expired during the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.1 million, and $0, respectively.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020 was approximately $0.8 million with an associated tax benefit of $0.2 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 was approximately $0.2 million with an associated tax benefit of less than $0.1 million. At December 31, 2020, unrecognized compensation expense related to stock options totaled $2.1 million and is expected to be recognized over a remaining term of approximately 2.8 years.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Weighted average expected stock volatility (range)%	25.94 - 30.90
Expected dividend yield %	0.00
Expected term (years)	6.25
Risk-free interest rate (range)%	0.82 - 2.26
Exercise price (range)	$4.51 - 10.83
Weighted-average grant date fair value	$1.42

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. 67,754 stock options were forfeited during the year ended December 31, 2020.

24. Retirement Plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. We recognized expense of $0.7 million,  $0.8 million and $0.5 million related to matching contributions under our various defined contribution plans during the years ended  December 31, 2020, 2019 and 2018, respectively.

25. Quarterly Financial Data (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the four quarters in the years ended December 31, 2020 and 2019. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented, which management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

	Quarter Ended ($ in thousands, except per share amounts)
2020	March 31,	June 30,	September 30,	December 31,
Total Revenue	$71,655	$53,620	$48,263	$51,610
Gross Profit	$27,148	$8,195	$11,718	$10,094
Operating Income (loss) (b)	$14,056	$(6,451)	$(948)	$(2,556)
Net Income (loss)	$3,802	$(14,200)	$(7,870)	$(9,210)
Weighted average number of shares outstanding - basic and diluted	95,849,854	96,003,079	96,138,459	96,155,017
Net Income (loss) per share - basic and diluted	$0.04	$(0.15)	$(0.08)	$(0.10)

	Quarter Ended ($ in thousands, except per share amounts)
2019	March 31,	June 30,	September 30,	December 31,
Total Revenue	$81,982	$81,358	$81,643	$76,113
Gross Profit	$37,754	$39,172	$38,556	$31,531
Operating Income (loss) (a)	$(10,891)	$24,554	$23,031	$11,457
Net Income (loss) (a)	$(13,979)	$10,580	$9,569	$66
Weighted average number of shares outstanding - basic and diluted	79,589,905	100,217,035	100,102,641	97,835,525
Net Income (loss) per share - basic and diluted	$(0.18)	$0.11	$0.10	$0.00

(a)	As discussed in Note 3, the Company recognized approximately $38.1 million of expenses in connection with the Business Combination during the first quarter of 2019. Additionally, as discussed in Note 6, the Company recognized a loss on the sale of other property, plant and equipment of approximately $6.9 million during the fourth quarter of 2019.
(b)	Operating income (loss) for the quarter ended December 31, 2020 reflects a $2.5 million reduction in operating income compared to the quarter ended September 30, 2020 resulting from a decrease in non-cash deferred revenue amortization associated with a customer in our Government segment as a result of extending their contract term through September 2026 compared to the previous term of September 2021.

26. Business Segments

The Company has six operating segments, none of which qualify for aggregation. Three of the segments were disclosed as reportable segments in 2019, based on the 10% tests. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues. The remaining three operating segments were combined in the “All Other” category. In 2020, one of the three operating segments (“TCPL Keystone”) that was included in the “All Other” category in 2019 became quantitatively material (i.e., it exceeded the threshold for one of the 10% tests). As such, in 2020, the Company has four reportable segments.

The Company is organized primarily on the basis of geographic region, customer industry group and operates primarily in four reportable segments. These reportable segments are also operating segments. Resources are allocated, and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM).

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

TCPL Keystone - Segment operations consist primarily of revenue from the construction phase of the contract with TCPL discussed in Note 1.

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers in the Oil and Gas industry located outside of the Permian and Bakken Basins.

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

The table below presents information about reported segments for the years ended December 31:

2020
	Permian Basin	Bakken Basin	Government	TCPL Keystone	All Other		Total
Revenue	$112,126	$6,605	$63,259	$41,911	$1,247	(a)	$225,148
Adjusted gross profit	$51,518	$161	$47,523	$8,617	$(699)		$107,120
Capital expenditures	$8,160	$67	$24	$164	$656
Total Assets	$277,839	$51,782	$27,149	$3,543	$3,231		$363,544

2019
	Permian Basin	Bakken Basin	Government	TCPL Keystone	All Other		Total
Revenue	$214,464	$20,620	$66,972	$15,744	$3,296	(a)	$321,096
Adjusted gross profit	$128,424	$8,511	$49,203	$3,060	$1,236		$190,434
Capital expenditures	$82,031	$190	$305	$3,379	$-
Total Assets	$305,701	$59,134	$35,484	$3,379	$2,576		$406,274

2018
	Permian Basin	Bakken Basin	Government	TCPL Keystone	All Other		Total
Revenue	$120,590	$25,813	$66,676	$23,211	$4,310	(a)	$240,600
Adjusted gross profit	$73,795	$10,554	$47,437	$4,146	$1,232		$137,164
Capital expenditures	$68,724	$6,375	$5,068	$-	$1,388

(a)	Revenues from segments below the quantitative thresholds are attributable to two operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Total reportable segment adjusted gross profit	$107,819	$189,198	$135,932
Other adjusted gross profit	(699)	1,236	1,232
Loss on impairment	—	—	(15,320)
Depreciation and amortization	(65,614)	(58,902)	(39,128)
Selling, general, and administrative expenses	(38,128)	(76,464)	(41,340)
Restructuring costs	-	(168)	(8,593)
Other income (expense), net	723	(6,872)	8,275
Currency (gains) losses, net	-	123	(149)
Loss on extinguishment of debt	-	(907)	—
Interest (expense), net	(40,034)	(33,401)	(24,198)
Consolidated income (loss) before income taxes	$(35,933)	$13,843	$16,711

A reconciliation of total segment assets to total consolidated assets as of December 31, 2020 and 2019, respectively, is as follows:

	2020	2019
Total reportable segment assets	$360,313	$403,626
Other assets	3,231	2,648
Restricted cash	-	52
Other unallocated amounts	170,693	194,466
Total Assets	$534,237	$600,792

Other unallocated assets are not included in the measure of segment assets provided to or reviewed by the CODM for assessing performance and allocating resources, and as such, are not allocated. Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	December 31,	December 31,
	2020	2019
Total current assets	$43,562	$60,795
Other intangible assets, net	103,121	117,866
Deferred tax asset	15,179	6,427
Deferred financing costs revolver, net	3,422	4,688
Other non-current assets	5,409	4,690
Total other unallocated amounts of assets	$170,693	$194,466

Revenues from the Company’s Government segment are from one customer and represent approximately $63.3 million, $67.0 million, and $66.7 million of the Company’s consolidated revenues for the years ended December 31, 2020, 2019, and 2018, respectively.

There were no single customers from the Permian Basin segment for the years ended December 31, 2018 or December 31, 2020 that represented 10% or more of the Company’s consolidated revenues. Revenues from one customer of the Company’s Permian Basin segment represented approximately $40.0 million of the Company’s consolidated revenues for the year ended December 31, 2019. Revenues from one customer in the TCPL Keystone segment represented approximately $41.9 million of the Company’s consolidated revenues for the year ended December 31, 2020. There were no transactions between reportable operating segments for the years ended December 31, 2020, 2019, and 2018, respectively.

27. Subsequent Events

In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked, which will substantially eliminate construction and other revenue related to the project going forward.

On March 29, 2021, the Board of Directors of Target Hospitality (the “Board”) and its special committee comprised of independent directors (the “Special Committee”) were notified that Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), withdrew its previously announced non-binding proposal to acquire all of the outstanding shares of common stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”). Consequently, the Special Committee and its own outside legal counsel and its own outside financial advisor have ceased their evaluation of the Proposal.

In March 2021, the Company entered into a lease and services agreement with a leading national nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.  The contract has a value of approximately $118.0 million and is fully committed over its initial one-year term, which commenced March 18, 2021.  This partnership is consistent with Target’s Government segment and strategy of diversifying its end-markets through high quality contracts with premier partners, that provide strong revenue visibility and cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of  December 31, 2020 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of  December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Defaults upon Senior Securities

None

Part III

Item 10.  Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.  The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website at www.targethospitality.com,within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Director Independence”.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the heading “Audit Fee Disclosure”.

Part IV

Item 15.  Exhibits

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

3.1	Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

3.2	Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2020).

3.3	Certificate of Validation of Platinum Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020)

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.3

Warrant Agreement between Platinum Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of January 11, 2018 (incorporated by reference to Exhibit 4.1 to Platinum Eagle’s Current Report on Form 8-K, filed with the SEC on January 18, 2018).

4.4

Indenture dated March 15, 2019, by and among Arrow Bidco, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.5*	Description of the Company’s Securities.

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

10.5

Amended and Restated Private Placement Warrant Purchase Agreement among Platinum Eagle Acquisition Corp., Platinum Eagle Acquisition LLC, Harry E. Sloan and the other parties thereto, dated as of January 16, 2018 (incorporated by reference to Exhibit 10.14 to Platinum Eagle’s Current Report on Form 8-K, filed with the SEC on January 18, 2018).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.7+	Target Hospitality 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.8+	Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.9+	Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.10+

Amendment No. 1 to Employment Agreement with Heidi D. Lewis.(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020).

10.11+	Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.12+	Form of Executive Nonqualified Stock Option Award Agreement (2019 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2019).

10.13+	Form of Executive Restricted Stock Unit Agreement (2019 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2019).

10.14+	Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2019).

10.15+	Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 15, 2019).

10.16+	Form of Executive Restricted Stock Unit Agreement (2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.17+

Form of Executive Nonqualified Stock Option Award Agreement (2020 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.18+	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2020).
10.19+	Amendment No. 1 to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).
10.20+

Form of Restricted Stock Unit Agreement (Executives – 2020 Salary Reduction) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

10.21+

Form of Restricted Stock Unit Agreement (Non-Employee Directors – 2020 Retainer Reduction) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

10.22+

Form of Salary Program Termination Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020).

10.23+

Form of Director Retainer Program Termination Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020).

10.24+

Executive Restricted Stock Units Termination Agreement, dated August 5, 2020, by and between the Company and James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2020).

10.25+	Form of Executive Restricted Stock Unit Agreement (2021 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.

10.26+	Form of Executive Stock Appreciation Rights Award Agreement (2021 Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).
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

-----------------

* Filed herewith

** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Target Hospitality Corp.

Dated: March 31, 2021	By:	/s/ James B. Archer
Name: James B. Archer
Title: President & Chief Executive Officer

Signature	Title:	Date:

/s/ James B. Archer	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
James B. Archer

/s/ Eric T. Kalamaras	Chief Financial Officer (Principal Financial Officer)	March 31, 2021
Eric T. Kalamaras

/s/ Jason P. Vlacich	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021
Jason P. Vlacich

/s/ Stephen Robertson	Chairman of the Board	March 31, 2021
Stephen Robertson

/s/ Gary Lindsay	Director	March 31, 2021
Gary Lindsay

/s/ Andrew P. Studdert	Director	March 31, 2021
Andrew P. Studdert

/s/ Jeff Sagansky	Director	March 31, 2021
Jeff Sagansky

/s/ Eli Baker	Director	March 31, 2021
Eli Baker

/s/ Martin Jimmerson	Director	March 31, 2021
Martin L. Jimmerson
/s/ Joy Berry	Director	March 31, 2021
Joy Berry