Form 10-K/A
period 2020-12-31
Target Hospitality Corp.
filed 2021-05-24
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 105,651,020 shares of Common Stock, par value $0.0001 per share, issued and 101,236,253 outstanding as of May 19, 2021.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement was filed with the Securities and Exchange Commission on April 6, 2021.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this "Form 10-K/A") amends the Target Hospitality Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2021 by the Company (the "Original Filing"). This Form 10-K/A restates the Company's previously issued consolidated financial statements as of and for the years’ ended December 31, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2020 and 2019 has also been restated. See Note 27, Restatement of Previously Issued Unaudited Consolidated Financial Statements within Quarterly Financial Data (Unaudited and Restated), in Part II, Item 8, Financial Statements and Supplementary Data, for such restated information.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the “SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company re-evaluated the accounting treatment of the warrants issued by Platinum Eagle Acquisition Corp. (“Platinum Eagle”), our legal predecessor, including the warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”). Because the Private Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

On April 30, 2021, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management and Ernst & Young, LLP, our independent registered public accounting firm, concluded that our previously issued consolidated financial statement as of and for the years ended December 31, 2020 and 2019 and for each of the interim quarterly periods therein (the “Non-Reliance Period”) should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements for the Non-Reliance Period.

Accordingly, due to this restatement, the Private Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020 and 2019, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of comprehensive income (loss) for the years’ ended December 31, 2020 and 2019. The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Warrants recognized.

When presenting diluted earnings (loss) per share (“EPS”) in this Form 10-K/A for the years ended December 31, 2020 and 2019, the shares issuable under the Private Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principals (“GAAP”). Since the shares issuable under the Private Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings (loss) per share to the extent such exercise is dilutive to EPS. Upon exercise, these shares are included in common stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity. As discussed in Note 23, Earnings (Loss) per Share, in Part II, Item 8, Financial Statements and Supplementary Data, the Private Placement Warrants were excluded from the computation of EPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable periods.

Impact of the Restatement

The impact of these adjustments for the year ended December 31, 2020 was a decrease to net loss of $2.3 million, an increase to total liabilities of $0.5 million and a corresponding decrease to total equity of $0.5 million as of December 31, 2020. The impact of these adjustment for the year ended December 31, 2019 was an increase to net income of $5.7 million, an increase to total liabilities of $2.9 million and a corresponding decrease to total equity of $2.9 million as of December 31, 2019.

The restatement of the financial statements had no impact on the Company’s liquidity, cash or cash equivalents, or cash flows from operating, investing and financing activities for the years’ ended December 31, 2020 and 2019.

See Note 2 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

As result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of December 31, 2020 and 2019 and its disclosure controls and procedures were not effective for the interim quarterly periods therein. For additional information, see Part II, Item 9A “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

For reasons discussed above, the Company is filing this Form 10-K/A in order to amend the following items in the Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data and certain other information included elsewhere in this Form 10-K/A.

Part I, Item 1A. Risk Factors.

Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Part II, Item 6. Selected Financial Data.

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 8. Financial Statements and Supplementary Data.

Part II, Item 9A. Controls and Procedures.

Part IV, Item 15. Exhibits and Financial Statement Schedules.

However, for the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement.

This Form 10-K/A speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2020 and 2019. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Target Hospitality Corp.

Annual Report on FORM 10-K/A

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

For additional information on our revenue related to December 31, 2019 and 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K/A.

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

Background

Target Hospitality Corp. was originally known as Platinum Eagle and was a blank check company incorporated on July 12, 2017 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Platinum Eagle completed an initial public offering in January 2018 (the “Public Offering”), after which its securities were listed on the Nasdaq Capital Market (“Nasdaq”).

On March 12, 2019, Platinum Eagle discontinued our existence as a Cayman Islands exempted company under the Cayman Islands Companies Law (2018 Revision) and, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued our existence under the DGCL as a corporation incorporated in the State of Delaware (the “Domestication”). Thereafter, on March 15, 2019, the Company changed its name to Target Hospitality in accordance with the terms of: (i) the agreement and plan of merger, dated as of November 13, 2018, as amended on January 4, 2019 (the “Signor Merger Agreement”), by and among Platinum Eagle, Signor Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Platinum Eagle and sister company to the Holdco Acquiror (as defined below) (“Signor Merger Sub”), Arrow Holdings S.a.r.l., a Luxembourg société à responsabilité limitée (the “Arrow Seller”) and Signor Parent (as defined below), and (ii) the agreement and plan of merger, dated as of November 13, 2018, as amended on January 4, 2019 (the “Target Merger Agreement” and, together with the Signor Merger Agreement, the “Merger Agreements”), by and among Platinum Eagle, Topaz Holdings LLC, a Delaware limited liability company (the “Holdco

Acquiror”), Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”) Algeco Investments B.V., a Netherlands besloten vennootschap (the “Algeco Seller”) and Target Parent (as defined below). Pursuant to the Merger Agreements, Platinum Eagle, through its wholly-owned subsidiary, the Holdco Acquiror, acquired all of the issued and outstanding equity interests of Arrow Parent Corp., a Delaware corporation (“Signor Parent”) and owner of Arrow Bidco, the owner of Signor, from the Arrow Seller, and all of the issued and outstanding equity interests of Algeco US Holdings LLC, a Delaware limited liability company (“Target Parent”) and owner of Target, from the Algeco Seller. The transactions contemplated by the Merger Agreements are herein after referred to as the “Business Combination.”

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

Upon completion of the Business Combination, the Nasdaq trading symbols of our Common Stock and our 2018 Warrants, as described in Part II, Item 5 of this Form 10-K/A, were changed to “TH” and “THWWW,” respectively.

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

Segment information for December 31, 2019 and 2018

For additional information on our segments, including Government, Permian, Bakken, TCPL Keystone, and Other, related to December 31, 2019 and 2018, refer to Note 28 of our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A.

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

For a list of real property owned material to the operations of Target Hospitality, refer to Part I Item 2 of this Form 10-K/A.

Communities/Owned and Leased Real Estate

Target Hospitality operates 26 communities, of which it owns the underlying real property of 44%, leases the underlying real property of 33%, and both owns and leases the underlying real property of 8%. The remaining 15% are customer sites.

Available Information

Our website address is www.targethospitality.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding Target Hospitality Corp.

Item 1A. Risk Factors

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found immediately following this summary and should be carefully considered, together with other information in this Form 10-K/A and our other filings with the SEC before making an investment decision regarding our common stock.

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	The global COVID-19 pandemic has had a material detrimental impact on our business.
●	We face significant competition in the specialty rental sector.
●	We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We derive a substantial portion of our revenue from the operation of the South Texas Family Residential Center for the U.S. government through a subcontract with a government contractor. The loss of, or a significant decrease in revenues from, this customer could seriously harm our financial condition and results of operations.
●	Our business may be adversely affected by periods of low oil, or natural gas prices or unsuccessful exploration results which may decrease customers’ spending and our results.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions
●	Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our specialty rental and hospitality services contracts may constrain its ability to make a profit.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.
●	The valuation of our Private Warrants could cause volatility in our net income (loss).
●	We identified a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Social, Political and Regulatory Risks

●	Failure to comply with government regulations related to food and beverages may subject us to liability.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
●	We are subject to various laws and regulations including those governing our contractual relationships. Obligations and liabilities under these laws and regulations may materially harm our business.

Growth, Development and Financing Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.

●	Global or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cyber-security threats.
●	Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

Risks Related to Our Indebtedness

●	Our leverage may make it difficult for us to service our debt and operate our business.
●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.

Risks Related to Ownership of Our Common Stock

●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive.

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

We depend on several significant customers. The majority of our customers operate in the energy industry. For a more detailed explanation of our customers, see the section of this Form 10-K/A entitled “Business.” The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

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

We derive a significant portion of our revenues from our subcontract with a government contractor for the operation of the South Texas Family Residential Center for the U.S. government. These revenues depend on the U.S. government and its contractors receiving sufficient funding and providing it with timely payment under the terms of our contract. If the applicable government entity does not receive sufficient appropriations to cover its contractual obligations, it may delay or reduce payment to its contractors and, as a result, our government contractor customer may delay or reduce payments to or terminate its contract with us. Any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our current and potential future government contractor customers may request in the future that we reduce our contract rates or forego increases to those rates as a way for those contractors to control costs and help their government customers to control their spending and address their budgetary shortfalls. For additional information regarding our operation of the South Texas Family Residential Center, see “Business—Business Operations—Government Services” elsewhere in this Form 10-K/A.

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

The valuation of our Private Warrants could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss).

The change in fair value of our Private Warrants is the result of changes in stock price and Private Warrants outstanding at each reporting period. Our Private Warrants are required to be carried at fair value, with changes in the valuation impacting net income (loss).  The Private Warrants are valued using a Black-Scholes option-pricing model under which fair value is impacted by various assumptions, including the volatility of stock prices.  Significant changes to our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of comprehensive income (loss).

We identified a material weakness in our internal control over financial reporting related to evaluating accounting for complex financial instruments, such as warrants. If we are unable to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Following the issuance of the SEC Statement on April 12, 2021, management of the Company concluded that the Company’s previously issued consolidated financial statements should be restated due to changes in accounting for the Private Warrants to conform with the SEC Statement. In connection with the restatement, management of the Company identified a material weakness in internal control over financial reporting related to evaluating accounting for complex financial instruments, such as the Private Warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management completed the restatement for the warrant liabilities and has developed and implemented a remediation plan to address the material weakness. There can be no assurance that the accounting for warrants and other financial instruments will not change in the future and require a restatement of previously accepted accounting positions.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 as amended (the "Sarbanes-Oxley Act"). There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

Any adoption of these or similar proposals by U.S. federal, regional, provincial, or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Regulatory and Environmental Compliance” in this Form 10-K/A for a more detailed description of our climate-change related risks.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to utilize some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and adopting new accounting standards using private company effective dates. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “TH.” Through March 15, 2019, our common stock, warrants and units were quoted under the symbols “EAGL,” “EAGLW” and “EAGLU,” respectively. Upon consummation of the Business Combination,  (i) our public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted; (ii) our Common Stock (into which Platinum Eagle’s ordinary shares were converted) continued to trade on Nasdaq under the ticker symbol “TH”; and (iii) the 2018 Warrants, as defined below, continued to trade on Nasdaq under the ticker symbol “THWWW”.

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

2018 Warrants

Platinum Eagle issued warrants to purchase its common stock as components of units sold in the Public Offering (the “Public Warrants”, together with the Private Warrants, the “2018 Warrants”).  Platinum Eagle also issued, in connection with the Public Offering, the Private Warrants.

As of December 31, 2020, there were 16,166,650 2018 Warrants outstanding. Of the 16,166,650 outstanding, 5,333,334 are Private Warrants and 10,833,316 are Public Warrants. The Private Warrants are classified as liabilities under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity guidance. The Public Warrants are classified as equity based on the guidance outlined in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Each 2018 Warrant entitles its holder to purchase Common Stock in accordance with its terms. See Note 15 and 24 of the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for additional information.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

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

Please refer to Note 25 in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for details of the form of Executive Nonqualified Stock Option Award Agreement and the form of Executive Restricted Stock Unit Agreement adopted on March 4, 2020.

As of December 31, 2020, 3,624,063 securities had been granted under the Plan.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	2,767,897	$6.11	879,354
Equity compensation plans not approved by security holders	—	—	—
Total	2,767,897	$6.11	879,354
(1)	The number of common shares reported in Column (a) excludes shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2020, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 1,124,762 RSUs at a weighted average grant price of $4.21, and 1,643,135 stock options at a weighted average exercise price of $6.11. For additional information on the awards outstanding under the Plan, see Note 25 in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

Item 6. Selected Financial Data

As discussed in Note 2 to the Notes to the Audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, the financial statements as of and for the years ended December 31, 2020 and 2019 have been restated to conform with the SEC Statement related to accounting for the Private Warrants.

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

The following selected historical financial information should be read together with the audited consolidated financial statements and accompanying notes (located in Part II, Item 8 of this Form 10-K/A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K/A.  The selected historical financial information in this section is not intended to replace the Company’s audited consolidated financial statements and related notes. The Company’s historical results are not necessarily indicative of the Company’s future results, and the Company’s results as of the year ended December 31, 2020.

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Restated)	(Restated)
Revenues:
Services income	$132,430	$242,817	$163,656	$73,498	$69,510
Specialty rental income	52,960	59,826	53,735	58,813	79,957
Construction fee income	39,758	18,453	23,209	1,924	-
Total revenues:	225,148	321,096	240,600	134,235	149,467

Costs:
Services	109,185	120,712	93,064	46,630	42,245
Specialty rental	8,843	9,950	10,372	10,095	9,785
Depreciation of specialty rental assets	49,965	43,421	31,610	24,464	36,300
Loss on impairment (1)	-	-	15,320	-	-
Gross profit:	57,155	147,013	90,234	53,046	61,137

Expenses:
Selling, general and administrative(2)	38,128	76,648	41,340	24,337	15,793
Other depreciation and amortization	15,649	15,481	7,518	5,681	5,029
Restructuring costs (3)	-	168	8,593	2,180	-
Currency (gains) losses, net	-	(123)	149	(91)	-
Other expense (income), net (4)	(723)	6,872	(8,275)	(519)	(392)
Operating income	4,101	47,967	40,909	21,458	40,707

Loss on extinguishment of debt	-	907	-	-	-
Interest expense (income), net	40,034	33,401	24,198	(5,107)	(3,512)
Change in fair value of warrant liabilities	(2,347)	(5,920)	-	-	-
Income (loss) before income tax	(33,586)	19,579	16,711	26,565	44,219

Income tax expense (benefit)	(8,455)	7,607	11,755	25,584	17,310
Net income (loss)	(25,131)	11,972	4,956	981	26,909
Other comprehensive income (loss)
Foreign currency translation	124	(95)	(841)	618	205
Comprehensive income (loss)	(25,007)	11,877	4,115	1,599	27,114

Net income (loss) per Share - Basic and Diluted	$(0.26)	$0.13	$0.12	$0.04	$1.05

Summary Balance Sheet Data (at period end):
Cash and cash equivalents	6,979	6,787	12,194	12,533	3,810
Specialty rental assets, net	311,487	353,695	293,559	193,786	189,619
Total assets	534,237	600,792	565,032	363,125	424,276
Total debt, net (5)	378,339	405,243	23,010	18,053	27,853
Total liabilities	435,349	480,270	216,041	338,221	113,702
Total stockholders' equity	98,888	120,522	348,991	24,904	310,574

Cash flow data
Net cash provided by operating activities	46,781	60,495	26,203	40,774	44,728
Net cash used in investing activities	(10,949)	(112,705)	(220,660)	(130,246)	(5,125)
Net cash provided by (used in) financing activities	(35,683)	46,652	194,553	98,059	(39,942)

Other operating data
Average daily rate (6)	$77.40	$81.20	$82.70	$80.40	$103.60
Average available beds (7)	13,291	12,004	8,334	5,861	6,323
Utilization (8)	47.8%	82.7%	83.7%	72.6%	55.9%

Other financial data:
EBITDA(9)	72,062	112,789	80,037	51,603	82,036
Adjusted EBITDA(9)	78,488	159,188	116,813	61,944	81,644
Adjusted Gross Profit (9)	107,120	190,435	137,164	77,510	97,437
Capital expenditures for specialty rental assets(10)	(8,690)	85,464	81,010	15,755	5,769
Depreciation and amortization	65,614	58,902	39,128	30,146	41,329

(1)	Represents non-cash asset impairment charges recognized in connection with our asset impairment test. The 2018 charge is associated with asset groups primarily located in Canada (“All Other” category of our segments) and the Bakken Basin segment.

(2)	Selling, general and administrative expenses in 2019 includes approximately $38.1 million worth of costs associated with the Business Combination as well as approximately $3.7 million of additional public company costs and 2018 includes approximately $13.6 million of transaction expenses associated with the Signor Acquisition and Business Combination as well as $7.4 million of Target Parent expenses as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K/A.

(3)	Represents restructuring costs related primarily to employee termination costs. See Note 18 to our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A.

(4)	2018 represents income from recharged costs from Target Parent to affiliate groups and gains associated with the receipt of casualty insurance proceeds. 2019 includes a loss on the sale of other property, plant and equipment of approximately $6.9 million during the fourth quarter of 2019.

(5)	Total debt as presented for 2020 and 2019 includes 2024 Senior Secured Notes, net of unamortized original issue discount and unamortized term loan deferred financing costs, the New ABL revolving credit facility (as defined in Note 13 to our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A), and long-term and short-term capital lease and other financing obligations. Total debt as presented for all periods excludes notes due to affiliates, which were repaid or otherwise settled as part of the Business Combination (see Note 4 to our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A for further discussion on the Business Combination).

(6)	Average daily rate is calculated based on specialty rental income and services income received over the period indicated divided by utilized bed nights.

(7)	Average available beds is calculated as the sum of the number of available beds over the period indicated divided by the number of days in the period.

(8)	Utilization is calculated based on utilized beds divided by total average available beds.

(9)	For additional information and a reconciliation of these Non-GAAP measures to the most comparable GAAP measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K/A.

(10)	Capital expenditures for specialty rental assets excludes the acquisitions of Superior, Signor, and Iron Horse in 2019, 2018 and 2017, respectively. Refer to Note 5 in our audited consolidated financial statements located in Part II, within Item 8 of this Form 10-K/A.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●                 the duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and natural gas;

●           operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus,

including logistical challenges, protecting the health and well-being of our employees and customers, remote work arrangements and return to work arrangements, contract and supply chain disruptions;

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

●                   any failure of our management information systems and our ability to remediate material weaknesses;

●                   fluctuations in the fair value of warrant liabilities;

●                   our ability to meet our debt service requirements and obligations; and

●                   risks related to Arrow Bidco’s obligations under the Notes;

These forward-looking statements are based on information available as of the date of this Form 10-K/A and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Target Hospitality Corp. and is intended to help the reader understand Target Hospitality Corp., our operations and our present business environment.  This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes to those statements included in Part II, Item 8 of this Form 10-K/A. References to “we,” “us,” “our”, “Target Hospitality,” or “the Company” refer to Target Hospitality Corp. and its consolidated subsidiaries at and after March 15, 2019 and to Platinum Eagle, our legal predecessor, for all periods prior to March 15, 2019. For purposes of this section, references to “Algeco US Holdings LLC,” or “Target Parent” refers to Algeco US Holdings LLC and its consolidated subsidiaries for periods from and after December 22, 2017 through March 15, 2019 and Target Logistics Management, LLC (“Target” or TLM”) and its consolidated subsidiaries for periods prior to December 21, 2017.  For purposes of this section, references to “Signor Parent” refers to Arrow Parent Corp. and its consolidated subsidiaries for the period from September 7, 2018 through March 15, 2019.

Restatement of Previously Issued Consolidated Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements as more fully described in the Explanatory Note and in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data. For further detail regarding the restatement adjustments, see the Explanatory Note,  Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data, and Item 9A: Controls and Procedures, all of which are contained in this Form 10-K/A.

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

COVID – 19 and Economic Update

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia. Prior to March 2020, the Company’s results were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  Neither the Company’s ability to operate nor its supply chain have experienced material disruptions for the year ended 2020 and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. The financial results for the year ended December 31, 2020 reflect the reduced customer activity experienced over this period. However, during the second half of 2020, the Company did experience increases in demand for its hospitality and accommodation services, including demand for the Company’s Permian Basin accommodations as customer activity levels steadily increased from the lows experienced during the second quarter of 2020, during which time, we took significant steps to reduce our costs in response to the reduced demand, including reducing headcount, temporarily closing and consolidating several of our communities, salary reductions, and streamlining our support functions.  However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow. This mutually beneficial approach balanced average daily rates with contract term and positions the Company to take advantage of a more balanced market. As a result of the continued uncertainty surrounding COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Nevertheless, we will maintain our commitment to service quality for our customers and continue to focus on generating returns and cash flow.  Refer to the section titled “Risk Factors” included in Part I Item 1A of this Form 10-K/A for additional discussion around COVID-19.

For the year ended December 31, 2020, key drivers of financial performance include:

●	Decreased revenue of $95.9 million or 30% compared to the year ended 2019 due to reduced activity associated with the negative effects of oil price volatility, compounded by the aforementioned effects of COVID-19
●	Decreased revenue in the Permian Basin segment by $102.3 million or 48% as compared to the year ended December 31, 2019 as a result of declines in utilization due to oil price volatility and impacts of COVID-19.
●	Generated a net loss of approximately $25.1 million for the year ended December 31, 2020 as compared to net income of $12.0 million for the year ended December 31, 2019, which is primarily attributable to the decrease in revenue.
●	Generated consolidated Adjusted EBITDA of $78.5 million representing a decrease of $80.7 million or 50.7% as compared to the year ended December 31, 2019, driven primarily by the decrease in revenue.

In addition to the above, we generated positive cash flows from operations of approximately $46.8 million representing a decrease in cash flows from operations by $13.5 million or 22.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the oil and gas price volatility discussed below has had, and could continue to, have a material adverse effect on the Company’s results of operations.  Refer to section titled “Risk Factors” in Part I Item 1A of this Form 10-K/A for further information on this situation.

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

The Company originated a contract in 2013 with TC Energy Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A. One of these communities was completed and opened in September 2020 and subsequently closed in mid-December 2020.  The revenue recognized on the community post construction for the year ended December 31, 2020, is recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services.  In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked, which is expected to significantly reduce construction and other revenue related to the project going forward.

The Company also originated a contract on March 1, 2019 with a customer to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the construction of an accommodation facility in the Permian Basin.  During the construction phase of the contract, the Company recognized revenue as costs are incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our audited consolidated financial statements included in Part II Item 8, of this Form 10-K/A. The construction phase of this contract was substantially completed in August 2019 with additional expansions through March 31, 2020.

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

Change in Fair Value of Warrant Liabilities

In connection with the restatement, beginning with the closing of the Business Combination on March 15, 2019, the Private Warrants are now recognized as liabilities with changes in their estimated fair value recognized in earnings each reporting period within change in fair value of warrant liabilities in the consolidated statement of comprehensive income (loss).  The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace as described in Note 17, Fair Value of Financial Instruments, included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A. The changes in the fair value of the Private Warrants may be material to our future operating results and are not included in the operating results prior to March 15, 2019.

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

Consolidated Results of Operations for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2020	2019	2018	2020 vs. 2019	2020 vs. 2019	2019 vs. 2018	2019 vs. 2018
	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
Services income	$132,430	$242,817	$163,656	$(110,387)	(45)%	$79,161	48%
Specialty rental income	52,960	59,826	53,735	(6,866)	(11)%	6,091	11%
Construction fee income	39,758	18,453	23,209	21,305	115%	(4,756)	(20)%
Total revenues	225,148	321,096	240,600	(95,948)	(30)%	80,496	33%
Costs:
Services	109,185	120,712	93,064	(11,527)	(10)%	27,648	30%
Specialty rental	8,843	9,950	10,372	(1,107)	(11)%	(422)	(4)%
Depreciation of specialty rental assets	49,965	43,421	31,610	6,544	15%	11,811	37%
Loss on impairment	-	-	15,320	-	-	(15,320)	(100)%
Gross profit	57,155	147,013	90,234	(89,858)	(61)%	56,779	63%
Selling, general and administrative	38,128	76,648	41,340	(38,520)	(50)%	35,308	85%
Other depreciation and amortization	15,649	15,481	7,518	168	1%	7,963	106%
Restructuring costs	-	168	8,593	(168)	(100)%	(8,425)	(98)%
Currency (gains) losses, net	-	(123)	149	123	(100)%	(272)	(183)%
Other expense (income), net	(723)	6,872	(8,275)	(7,595)	(111)%	15,147	(183)%
Operating income	4,101	47,967	40,909	(43,866)	(91)%	7,058	17%
Loss on extinguishment of debt	-	907	-	(907)	(100)%	907	100%
Interest expense, net	40,034	33,401	24,198	6,633	20%	9,203	38%
Change in fair value of warrant liabilities	(2,347)	(5,920)	-	3,573	(60)%	(5,920)	100%
Income (loss) before income tax	(33,586)	19,579	16,711	(53,165)	(272)%	2,868	17%
Income tax expense (benefit)	(8,455)	7,607	11,755	(16,062)	(211)%	(4,148)	(35)%
Net income (loss)	$(25,131)	$11,972	$4,956	$(37,103)	(310)%	$7,016	142%

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

Selling, general and administrative. Selling, general and administrative was $38.1 million for the year ended December 31, 2020 as compared to $76.6 million for the year ended December 31, 2019. The decrease in selling, general and administrative expense was primarily driven by business combination and other transaction costs in 2019 of $39.5 million which were not incurred in 2020. The remaining change in selling, general and administrative expense was driven by decreased travel and entertainment expenses, public company costs, including legal and professional fees, severance, sales commissions (driven by a decrease in utilization), and labor. These decreases were partially offset by increases in bad debt expense, insurance, new system implementation cost, non-cash amortization expense, and non-cash stock compensation expense driven by the granting of stock compensation in September of 2019, as well as March, April and May of 2020. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2020 totaled approximately $5.6 million and is expected to be recognized over a weighted average remaining term of between 2.59 to 2.8 years.

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

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end. The change in fair value of the warrant liabilities was ($2.4) million for the year ended December 31, 2020 as compared to ($5.9) million for the year ended December 31, 2019. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

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

Comparison of the Years Ended December 31, 2019 and 2018

For discussion of the comparison of our operating results for the years ended December 31, 2019 and 2018 (excluding Selling, general, and administrative and Change in fair value of warrant liabilities), please read the “Comparison of Years Ended December 31, 2019 and 2018” section located in the Management Discussion & Analysis section in our 2019 Annual Report on From 10-K filed on March 13, 2020 and is incorporated herein by reference.

Selling, general and administrative.  Selling, general and administrative was $76.6 million for the year ended December 31, 2019 as compared to $41.3 million for the year ended December 31, 2018.

The increase in selling, general and administrative expenses is primarily due to the $38.1 million of costs associated with the Business Combination recognized for year ended December 31, 2019 as previously discussed as well as approximately $3.7 million of additional public company costs incurred during year ended December 31, 2019 as previously discussed.  Additional increases include stock-based compensation, severance, sales commissions (due to growth in revenue), bad debt, claim settlement, insurance and other professional fees (including those associated with system implementation costs).  These increases were offset by decreases in selling, general and administrative expenses due to $13.8 million of transaction expenses incurred in 2018 related to the Signor Acquisition and the Business Combination as well as  $7.4 million of Target Parent selling, general and administrative expenses incurred in 2018.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($5.9) million for the year ended December 31, 2019 as compared to $0 for the year ended December 31, 2018. The change in the fair value of the warrant liabilities was associated with the issuance of Private Warrants as part of the Public Offering and their related change in estimated fair value between the closing of the Business Combination on March 15, 2019 and December 31, 2019.  The change in the fair value of the warrant liabilities is the result of changes in market prices that are an input to the value of the financial instruments.

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

For additional discussion of risks related to our liquidity and capital resources, including the impact of COVID-19 as well as the impact of declining oil and gas prices, refer to the section titled “Risk Factors” in Part I Item 1A of this Form 10-K/A.

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

Comparison of Years Ended December 31, 2020 and 2019

Cash flows provided by operating activities. Net cash provided by operating activities was $46.8 million for the year ended December 31, 2020 compared to $60.3 million for the year ended December 31, 2019.

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

Cash flows provided by financing activities. Net cash flows provided by (used in) financing activities was ($35.7) million for the year ended December 31, 2020 compared to $46.8 million for the year ended December 31, 2019. The decrease in cash from financing activities primarily reflects the decrease in cash received from the Business Combination and issuance of the 2024 Senior Secured Notes that occurred in March 2019.

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

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. Additionally, $30 million was drawn on the New ABL Facility during June 2019 to fund the Superior acquisition and an additional $10 million was drawn in the fourth quarter of 2019 to fund non-routine expenditures. During the year ended December 31, 2020, $32 million of the amounts drawn previously were repaid. The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 13 of the notes to our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A for additional information on the New ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 beginning September 15, 2019.  Refer to Note 13 of the notes to our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A for additional discussion of the 2024 Senior Secured Notes.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, including assumptions and estimates used to test goodwill and other intangible assets for impairment, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

Warrant Liabilities.  In response to the SEC Statement, we re-evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of comprehensive income (loss) at each reporting date. The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace as described in Note 17, Fair Value of Financial Instruments, included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A. The changes in the fair value of the Private Warrants may be material to our future operating results.

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax assets are determined with consideration to historical profitability, projected future taxable income, the reversals of existing taxable temporary differences, and tax planning strategies. After consideration of all these factors, we recognize deferred tax assets when we believe that it is more likely than not that we will realize them. The Company’s deferred tax assets include a significant amount of tax loss carryforwards.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized. A significant positive evidence factor that we consider in the recognition of deferred tax assets is a positive earnings history and cumulative income position.  The Company has had a stable earning history prior to the impacts of COVID-19 and the oil and gas price volatility as experienced during 2020 and has not lost any tax attributes in the past.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.  Refer to Note 16 – Income Taxes included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for additional information on our deferred tax assets and liabilities.

Principles of Consolidation

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for a discussion of principles of consolidation.

Recently Issued Accounting Standards

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for our assessment of recently issued and adopted accounting standards.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes losses from the sale of certain land parcels, consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges. Results for 2018 relate primarily to the gain on involuntary conversion and a recharge of management fees from Target Parent discussed in this Form 10-K/A.
●	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
●	Currency (gains) losses, net: Foreign currency transaction gains or losses.
●	Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination. As discussed in Note 4 of our notes to our audited consolidated financial statements located in Part II, Item 8 of this Form 10-K/A, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.
●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated primarily with the Business Combination as well as other transactions unrelated to the Company’s core business operations. Such amounts related to the Business Combination were funded by proceeds from the Business Combination.
●	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior and Signor.
●	Officer loan expense: Non-cash charge associated with loans to certain executive officers of the Company that were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.
●	Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.
●	Impairment loss: Loss on impairment due to write-downs of non-strategic asset groups in the Permian, Bakken and Canadian operations of the business. We view impairment charges as accelerated depreciation, and depreciation is excluded from EBITDA.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
	December 31,
	2020	2019	2018
Gross Profit	$57,155	$147,013	$90,234
Depreciation of specialty rental assets	49,965	43,421	31,610
Loss on impairment	-	—	15,320
Adjusted gross profit	$107,120	$190,434	$137,164

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Years Ended
	December 31,
	2020	2019	2018
	(Restated)	(Restated)
Net income (loss)	$(25,131)	$11,972	$4,956
Income tax expense (benefit)	(8,455)	7,607	11,755
Interest expense, net	40,034	33,401	24,198
Loss on extinguishment of debt	—	907	—
Other depreciation and amortization	15,649	15,481	7,518
Depreciation of specialty rental assets	49,965	43,421	31,610
EBITDA	72,062	112,789	80,037

Adjustments
Loss on impairment	-	—	15,320
Other expense (income), net	416	8,031	(8,275)
Restructuring costs	-	168	8,593
Currency (gains) losses, net	-	(123)	149
Transaction bonus amounts	-	28,519	—
Transaction expenses	979	10,022	8,400
Acquisition-related expenses	-	370	5,211
Officer loan expense	-	1,583	—
Target Parent selling, general, and administrative costs	-	246	7,378
Stock-based compensation	3,592	1,527	—
Change in fair value of warrant liabilities	(2,347)	(5,920)	—
Other adjustments	3,786	1,976	—
Adjusted EBITDA	$78,488	$159,188	$116,813

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
	December 31,
	2020	2019	2018

Net cash provided by operating activities	$46,781	$60,495	$26,203
Less: Maintenance capital expenditures for specialty rental assets	(888)	(2,029)	(3,123)
Discretionary cash flows	$45,893	$58,466	$23,080

Purchase of specialty rental assets	(12,177)	(84,732)	(78,733)
Purchase of property, plant and equipment	(381)	(441)	(951)
Purchase of business, net of cash acquired	-	(30,000)	(200,099)
Receipt of insurance proceeds	619	386	3,478
Proceeds from sale of specialty rental assets and other property, plant and equipment	990	1,444	-
Repayments from affiliates	-	638	55,645
Net cash used in investing activities	$(10,949)	$(112,705)	$(220,660)

Proceeds from borrowings on Senior Secured Notes, net of discount	-	336,699	-
Proceeds from borrowings on finance and capital lease obligations	13,437	-	-
Principal payments on finance and capital lease obligations	(11,581)	(2,331)	(14,967)
Principal payments on borrowings from ABL	(74,500)	(48,790)	(40,076)
Proceeds from borrowings on ABL	42,500	108,240	59,550
Repayment of affiliate note	-	(3,762)	(256,626)
Contributions from affiliate	-	39,107	346,710
Distribution to affiliate	-	-	(26,738)
Recapitalization	-	218,752	-
Recapitalization - cash paid to Algeco Seller	-	(563,134)	-
Payment of deferred financing costs	-	(19,798)	(3,473)
Purchase of treasury stock	(5,318)	(18,241)	-
Restricted shares surrendered to pay tax liabilities	(221)	(90)	-
Proceeds from affiliate note	—	-	130,173
Net cash provided by (used in) financing activities	$(35,683)	$46,652	$194,553

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

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended have been restated to correct a misstatement.

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

Houston, Texas

March 31, 2021, except for the impact of the matter discussed in Note 2 – Restatement of Previously Issued Consolidated Financial Statements, as to which the date is May 24, 2021.

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2020	2019
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$6,979	$6,787
Accounts receivable, less allowance for doubtful accounts of $2,977 and $989, respectively	28,183	48,483
Prepaid expenses and other assets	7,195	4,649
Related party receivable	1,205	876
Total current assets	43,562	60,795

Restricted cash	—	52
Specialty rental assets, net	311,487	353,695
Other property, plant and equipment, net	11,019	11,541
Goodwill	41,038	41,038
Other intangible assets, net	103,121	117,866
Deferred tax asset	15,179	6,427
Deferred financing costs revolver, net	3,422	4,688
Other non-current assets	5,409	4,690
Total assets	$534,237	$600,792

Liabilities
Current liabilities:
Accounts payable	$10,644	$7,793
Accrued liabilities	24,699	35,330
Deferred revenue and customer deposits	6,619	16,809
Current portion of capital lease and other financing obligations (Note 13)	3,571	989
Total current liabilities	45,533	60,921

Other liabilities:
Long-term debt (Note 13):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,319)	(2,876)
Less: unamortized term loan deferred financing costs	(11,182)	(13,866)
Long-term debt, net	326,499	323,258
Revolving credit facility (Note 13)	48,000	80,000
Long-term capital lease and other financing obligations	269	996
Other non-current liabilities	479	—
Deferred revenue and customer deposits	11,752	9,390
Asset retirement obligations	2,284	2,825
Warrant liabilities	533	2,880
Total liabilities	435,349	480,270

Commitments and contingencies (Note 20)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 105,585,682 issued and 101,170,915 outstanding as of December 31, 2020 and 105,254,929 issued and 100,840,162 outstanding as of December 31, 2019.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of December 31, 2020 and December 31, 2019, respectively.	(23,559)	(23,559)
Additional paid-in-capital	106,551	103,178
Accumulated other comprehensive loss	(2,434)	(2,558)
Accumulated earnings	18,320	43,451
Total stockholders' equity	98,888	120,522
Total liabilities and stockholders' equity	$534,237	$600,792

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2020	2019	2018
Revenue:	(Restated)	(Restated)
Services income	$132,430	$242,817	$163,656
Specialty rental income	52,960	59,826	53,735
Construction fee income	39,758	18,453	23,209
Total revenue	225,148	321,096	240,600
Costs:
Services	109,185	120,712	93,064
Specialty rental	8,843	9,950	10,372
Depreciation of specialty rental assets	49,965	43,421	31,610
Loss on impairment	—	—	15,320
Gross profit	57,155	147,013	90,234
Selling, general and administrative	38,128	76,648	41,340
Other depreciation and amortization	15,649	15,481	7,518
Restructuring costs	—	168	8,593
Currency (gains) losses, net	—	(123)	149
Other expense (income), net	(723)	6,872	(8,275)
Operating income	4,101	47,967	40,909
Loss on extinguishment of debt	—	907	—
Interest expense, net	40,034	33,401	24,198
Change in fair value of warrant liabilities	(2,347)	(5,920)	—
Income (loss) before income tax	(33,586)	19,579	16,711
Income tax expense (benefit)	(8,455)	7,607	11,755
Net income (loss)	(25,131)	11,972	4,956
Other comprehensive income (loss)
Foreign currency translation	124	(95)	(841)
Comprehensive income (loss)	(25,007)	11,877	4,115

Weighted average number shares outstanding - basic and diluted	96,018,338	94,501,789	41,290,711

Net income (loss) per share - basic and diluted	$(0.26)	$0.13	$0.12

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity (as Restated)

For the years ended December 31, 2020, 2019 and 2018

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital		Equity (Deficit)	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity

Balances at December 31, 2017 as previously reported	—	$—	—	$—	$—		$(12,606)	$(1,622)	$39,132	$24,904
Retroactive application of recapitalization	25,686,327	3	—	—	—		12,606	—	(12,609)	—
Adjusted Balances at December 31, 2017	25,686,327	$3	—	$—	$—		$—	$(1,622)	$26,523	$24,904

Net income	—	—	—	—	—		—	—	4,956	4,956
Distribution	—	—	—	—	(26,738)		—	—	—	(26,738)
Contribution	—	—	—	—	346,710		—	—	—	346,710
Retroactive application of recapitalization	49,100,000	4	—	—	(4)		—	—	—	—
Cumulative translation adjustment	—	—	—	—	—		—	(841)	—	(841)
Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$		$(2,463)	$31,479	$348,991

Net income	—	—	—	—	—		—	—	11,972	11,972
Recapitalization transaction (1)	30,446,606	3	—	—	305,578		—	—	—	305,581
Contribution	—	—	—	—	39,107		—	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)		—	—	—	(563,134)
Stock-based compensation	21,996	—	—	—	1,749		—	—	—	1,749
Shares used to settle payroll tax withholding	—	—	—	—	(90)		—	—	—	(90)
Repurchase of common stock as part of a share repurchase program	(4,414,767)	—	4,414,767	(23,559)	—		—	—	—	(23,559)
Cumulative translation adjustment	—	—	—	—	—		—	(95)	—	(95)
Balances at December 31, 2019, as restated	100,840,162	$10	4,414,767	$(23,559)	$103,178		$—	$(2,558)	$43,451	$120,522

Net loss	—	—	—	—	—		—	—	(25,131)	(25,131)
Stock-based compensation	330,753	—	—	—	3,594		—	—	—	3,594
Shares used to settle payroll tax withholding	—	—	—	—	(221)		—	—	—	(221)
Cumulative translation adjustment	—	—	—	—	-		—	124	—	124
Balances at December 31, 2020, as restated	101,170,915	$10	4,414,767	$(23,559)	$106,551		$—	$(2,434)	$18,320	$98,888

(1)As a result of the restatement, the recapitalization transaction has been reduced by $8.6 million driven by the fair value of the Private Warrants as a liability of $8.8 million as of March 15, 2019 offset by $0.2 million of fees to underwriters reclassified to selling, general, and administrative expense.

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:	(Restated)	(Restated)
Net income (loss)	$(25,131)	$11,972	$4,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50,870	44,585	31,952
Amortization of intangible assets	14,744	14,317	7,176
Loss on impairment	—	—	15,320
Accretion of asset retirement obligation	(389)	215	202
Amortization of deferred financing costs	3,950	3,204	608
Amortization of original issue discount	557	425	—
Change in fair value of warrant liabilities	(2,347)	(5,920)	—
Stock-based compensation expense	3,606	1,749	—
Officer loan compensation expense	—	1,583	792
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	(205)	6,872	—
Loss (gain) on involuntary conversion	(619)	122	(1,678)
Loss on extinguishment of debt	—	907	—
Deferred income taxes	(8,751)	5,992	10,864
Provision (benefit) for loss on receivables, net of recoveries	4,001	1,183	(98)
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	16,267	7,440	(25,908)
Related party receivable	(280)	(855)	—
Prepaid expenses and other assets	(2,549)	(684)	(361)
Accounts payable and other accrued liabilities	1,038	(16,826)	5,329
Deferred revenue and customer deposits	(7,827)	(11,177)	(20,531)
Other non-current assets and liabilities	(154)	(4,609)	(2,420)
Net cash provided by operating activities	46,781	60,495	26,203
Cash flows from investing activities:
Purchase of specialty rental assets	(12,177)	(84,732)	(78,733)
Purchase of property, plant and equipment	(381)	(441)	(951)
Purchase of business, net of cash acquired	—	(30,000)	(200,099)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	990	1,444	—
Receipt of insurance proceeds	619	386	3,478
Repayments from affiliates	—	638	55,645
Net cash used in investing activities	(10,949)	(112,705)	(220,660)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	—	336,699	—
Principal payments on finance and capital lease obligations	(11,581)	(2,331)	(14,967)
Proceeds from borrowings on finance and capital lease obligations	13,437	—	—
Principal payments on borrowings from ABL	(74,500)	(48,790)	(40,076)
Proceeds from borrowings on ABL	42,500	108,240	59,550
Repayment of affiliate note	—	(3,762)	(256,626)
Contributions from affiliate	—	39,107	346,710
Distribution to affiliate	—	—	(26,738)
Recapitalization	—	218,752	—
Recapitalization - cash paid to Algeco Seller	—	(563,134)	—
Payment of deferred financing costs	—	(19,798)	(3,473)
Restricted shares surrendered to pay tax liabilities	(221)	(90)	—
Purchase of treasury stock	(5,318)	(18,241)	—
Proceeds from affiliate note	—	—	130,173
Net cash provided by (used in) financing activities	(35,683)	46,652	194,553

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(54)	(178)

Net increase (decrease) in cash, cash equivalents and restricted cash	140	(5,612)	(82)
Cash, cash equivalents and restricted cash - beginning of year	6,839	12,451	12,533
Cash, cash equivalents and restricted cash - end of year	$6,979	$6,839	$12,451

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$35,600	$23,581	$23,076
Income taxes paid, net of refunds received	$1,273	$1,237	$—
Decrease in accrued capital expenditures	$3,487	$—	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(732)	$(2,277)
Non-cash repurchase of common shares as part of share repurchase program	$—	$(5,318)	$—
Non-cash contribution from affiliate - forgiveness of affiliate note	$—	$104,285	$—
Non-cash distribution to PEAC - liability transfer from PEAC, net	$—	$(8,840)	$—
Non-cash change in capital lease obligation	$—	$(1,856)	$—
Non-cash change in specialty rental assets due to effect of exchange rate changes	$—	$—	$(663)
Non-cash consideration in purchase of business, net of cash acquired	$—	$—	$1,181

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$6,979	$6,787	$12,194
Restricted cash	—	52	257
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,979	$6,839	$12,451

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Notes to Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (as Restated)

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

The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target or TLM”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) owns approximately 63% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined below) (the “PIPE”), and other public shareholders. Platinum Eagle was originally incorporated on July 12, 2017 as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. References in this Form 10-K/A to the Company refer to Target Hospitality for all periods at or after March 15, 2019 and Platinum Eagle for all periods prior to March 15, 2019, unless the context requires otherwise.

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

As a result of the impact of COVID-19 and the disruption in the oil and gas industry, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Further, no impairment was identified as a result of our annual goodwill and indefinite-lived intangible impairment assessment on October 1.  Refer to Note 9 for additional information on our goodwill impairment testing and the related results.   Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in demand for oil and natural gas, given that a significant portion of our customer base operates in the oil and gas industry, changes in economic outlook may change our long-term projections.

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

Management believes the assumptions underlying the combined financial statements prior to the Business Combination, including the assumptions regarding the allocation of general corporate expenses, are reasonable. However, the allocations may not include all of the actual expenses that would have been incurred by Target Parent and Signor Parent and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had Target Parent and Signor Parent been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had Target Parent and Signor Parent been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions Target Parent and Signor Parent might have performed directly or outsourced and strategic decisions Target Parent and Signor Parent might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. Due to the Restructuring previously discussed, there are approximately $0, $0.4 million, and $17.3 million of additional expenses related to the activity of Target Parent included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018, respectively. Approximately $0, $0.2 million, and $8.6 million are reported in restructuring costs for the years ended December 31, 2020, 2019, and 2018, respectively. Approximately $0, $0.2 million and $8.1 million of these expenses are reported in selling, general and administrative expenses for the years ended December 31, 2020, 2019, and 2018, respectively. Such selling, general and administrative expenses were offset through charges to affiliated entities in the amount of approximately $5.3 million and recognized in other income, net for the year ended December 31, 2018 as more fully discussed in Note 22. Approximately $0, $0, and $0.6 million of these expenses are reported in other (income) expense, net for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Impairment of Long-Lived and Amortizable Intangible Assets

Fixed assets including rental equipment and other property, plant and equipment and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows, without interest charges, expected to be generated by the asset group. If future undiscounted cash flows, without interest charges, exceed the carrying amount of an asset, no impairment is recognized. If management determines that the carrying value cannot be recovered based on estimated future undiscounted cash flows, without interest charges, over the shorter of the asset’s estimated useful life or the expected holding period, an impairment loss would be recorded based on the estimated fair value of the asset. As discussed in Note 8, an impairment loss was recognized during 2018.

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

Deferred Financing Costs Revolver, net

Deferred financing costs revolver are associated with the issuance of the New ABL revolver facility and the Algeco ABL facility discussed in Note 13.  Such costs are amortized over the contractual term of the line-of-credit through initial maturity using the straight-line method.  Amortization expense of deferred financing costs revolver is included in interest expense, net in the consolidated statement of comprehensive income (loss).

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuance of the Senior Secured Notes 2024 discussed in Note 13.  The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the Notes on the consolidated balance sheets.  Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original discounts are associated with the issuance of the Senior Secured Notes 2024 discussed in Note 13 and are recorded as direct deductions to the principal amount of the Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (AROs) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expecting timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income (loss).  In connection with a contract amendment for the lease at the Dilley facility (discussed in Note 21), the ARO of that facility was remeasured, resulting in a decrease in the ARO of approximately $0.8 million. The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.3 million and $2.8 million as of December 31, 2020 and 2019, respectively, which represents the present value of the estimated future cost of these AROs of approximately $3.3 million.  Accretion expense of approximately ($0.4) million, $0.2 million and $0.2 million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Warrant Liabilities

We evaluated the warrants issued by Platinum Eagle, our legal predecessor, to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the provisions in the Private Warrant agreement provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such a provision would preclude the warrant from being classified in equity. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of comprehensive income (loss) at each reporting date. The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace as described in Note 17.  The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting related to changes in the fair value of the Private Warrants recognized.

Stock-Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the award as the awards issued under the Plan are equity classified. The fair value of the stock options is calculated using the Black-Scholes option-pricing model while the fair value of the RSUs is calculated based on the Company’s share price on the grant-date or the 10-day volume-weighted average price of the Common Stock prior to and including the grant date.  The resulting cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Forfeitures are accounted for as they occur.  Refer to Note 25 for further details of activity related to the Plan.

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

2. Restatement of Previously Issued Consolidated Financial Statements

The Company previously accounted for its outstanding Private Warrants as components of equity instead of as liabilities.  As more fully discussed below, the Company has reclassified the Private Warrants as liabilities at fair value as of December 31, 2020 and 2019 with changes in the estimated fair value recognized in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020 and 2019.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company re-evaluated the accounting treatment of the warrants issued by Platinum Eagle under ASC 815-40, Contracts in Entity’s Own Equity, including the Private Warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Public Offering”). The Company determined that the Private Warrants included provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Warrant. The Company concluded that such a provision would preclude the Private Warrants from being indexed to the entity’s stock, and thus the Private Warrants should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

As a result of the above, the Company is reclassifying the Private Warrants from equity and recognizing them at fair value as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period and recognize changes in the fair value in the Company’s consolidated statements of comprehensive income (loss).

The Company has evaluated the financial statement impact for the years ended December 31, 2020 and 2019, and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in each of the years ended December 31, 2020 and 2019 have been adjusted to reduce equity and increase liabilities for the issued Private Warrants, and changes in fair value will be recognized in change in fair value of warrant liabilities in the consolidated statements of comprehensive income (loss) (“Warrant Adjustments”).

When presenting diluted earnings (loss) per share (“EPS”) for the years ended December 31, 2020 and 2019, the shares issuable under the Private Warrants are issuable shares when exercised by the holders, and they are included when computing diluted earnings (loss) per share to the extent such exercise is dilutive to EPS. Upon exercise, these shares are included in common stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity. As discussed in Note 23, the Private Warrants were excluded from the computation of EPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable periods.

The following table summarizes the effect of this error on the Company’s consolidated balance sheet as of December 31, 2020 and consolidated statement of comprehensive income (loss) for the year ended December 31, 2020:

	December 31, 2020 As Previously Reported	Warrant Adjustments	December 31, 2020 As Restated

Warrant liabilities	$—	$533	$533
Total liabilities	434,816	533	435,349
Additional paid-in-capital	115,167	(8,616)	106,551
Accumulated earnings	10,237	8,083	18,320
Total stockholder's equity	99,421	(533)	98,888

	For the Year Ended December 31, 2020 As Previously Reported	Warrant Adjustments	For the Year Ended December 31, 2020 As Restated

Change in fair value of warrant liabilities	$—	$(2,347)	$(2,347)
Income (loss) before income tax	(35,933)	2,347	(33,586)
Net income (loss)	(27,478)	2,347	(25,131)
Comprehensive income (loss)	(27,354)	2,347	(25,007)
Net income (loss) per share - basic and diluted	$(0.29)	$0.03	$(0.26)

The following table summarizes the effect of this error on the Company’s consolidated balance sheet as of December 31, 2019 and consolidated statement of comprehensive income (loss) for the year ended December 31, 2019:

	December 31, 2019 As Previously Reported	Warrant Adjustments	December 31, 2019 As Restated

Warrant liabilities	$—	$2,880	$2,880
Total liabilities	477,390	2,880	480,270
Additional paid-in-capital	111,794	(8,616)	103,178
Accumulated earnings	37,715	5,736	43,451
Total stockholder's equity	123,402	(2,880)	120,522

	For the Year Ended December 31, 2019 As Previously Reported	Warrant Adjustments	For the Year Ended December 31, 2019 As Restated

Selling, general and administrative expenses	$76,464	$184	$76,648
Operating income	48,151	(184)	47,967
Change in fair value of warrant liabilities	—	(5,920)	(5,920)
Income (loss) before income tax	13,843	5,736	19,579
Net income (loss)	6,236	5,736	11,972
Comprehensive income (loss)	6,141	5,736	11,877
Net income (loss) per share - basic and diluted	$0.07	$0.06	$0.13

The Company has also restated the quarterly information for the periods 2019 and 2020 (see Note 27). The correction of this error did not impact net cash provided by operating activities, net cash used in investing activities, or net cash provided by (used in) financing activities.

3. Revenue

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

As of December 31, 2020, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

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

4. Business Combination (as Restated)

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

Recapitalization
Cash - Platinum Eagle's Trust (net of redemptions)	$146,137
Cash - PIPE	80,000
Gross cash received by Target Hospitality from Business Combination	226,137
Less: fees to underwriters	(7,385)
Net cash received from Recapitalization	218,752
Plus: non-cash contribution - forgiveness of related party loan	104,285
Less: non-cash net liabilities assumed from PEAC	(8,840)
Less: warrant liabilities, as restated	(8,800)
Plus: fees to underwriters allocated to warrant liabilities, as restated	184
Net contributions from Recapitalization Transaction, as restated	$305,581

Contributions
from Affiliate
Transaction bonus amounts	$28,519
Payment of historical ABL facility	9,904
Payment of affiliate amounts	684
Total contributions	$39,107

Cash paid to Algeco Seller	$563,134

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

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type as of March 15, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Outstanding Shares of Common Stock issued and outstanding	105,232,933
Less: Founders Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for earnings per share computation (See Note 23)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8.0 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 as more fully discussed in Note 22.

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

5. Acquisitions

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

The purchase price allocation performed resulted in the recognition of approximately $26.1 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the expansion of territory of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes.  All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 28.

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

Superior Acquisition

On June 19, 2019, TLM, entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties, pursuant to which TLM acquired substantially all of the assets in connection with three workforce communities in the Delaware Basin of West Texas, including temporary housing facilities and underlying real estate (the “Communities”). Pursuant to the Superior Purchase Agreement, TLM acquired the Communities for a purchase price of $30.0 million in cash, which represents the acquisition date fair value of consideration transferred. The purchase price was funded by drawing on the New ABL Facility discussed in Note 13. The Superior Purchase Agreement provided for a simultaneous signing and closing on June 19, 2019.  This acquisition further expands the Company’s presence in the Permian Basin.  Immediately prior to the acquisition of the Communities, TLM provided management and catering services to the Superior Sellers at two of the Communities.  At the time of the acquisition, all three Communities were fully operational and provided vertically integrated comprehensive hospitality services consistent with Target’s business.

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

The purchase price allocation performed by the Company resulted in the recognition of $6.9 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the territorial expansion of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes. All of the goodwill was allocated to the Permian Basin segment of our reportable segments discussed in Note 28.

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

6. Specialty Rental Assets, Net

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

7. Other Property, Plant and Equipment, Net

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

8. Loss on Impairment

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

9. Goodwill and Other Intangible Assets, net

As discussed in Note 5, Bidco’s acquisition of Signor in September 2018 and TLM’s acquisition of Superior in June 2019, resulting in the recognition of goodwill. In connection with the Signor and Superior transactions, all goodwill was attributable to the Permian Basin business segment and reporting unit.

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

10. Other Non-Current Assets

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

11. Accrued Liabilities

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

12. Notes Due from Affiliates

The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Refer to Note 13 for interest income recognized for the years ended December 31, 2020, 2019 and 2018, respectively.

All affiliate notes were paid in connection with the Business Combination discussed in Note 4.

13. Debt

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

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the Years Ended December 31,
	2020	2019	2018
Interest income on Notes Due from Affiliates (Note 12)	$-	$-	$(4,663)
Interest expense incurred on Notes Due to Affiliates (Note 14)	-	1,955	23,969
Interest expense incurred on ABL facilities and Notes	35,396	28,608	2,400
Amortization of deferred financing costs on ABL facilities and Notes	3,950	3,204	2,492
Amortization of original issue discount on Notes	557	425	-
Interest incurred on capital lease and other financing obligations	131	-	-
Interest capitalized	-	(791)	-
Interest expense, net	$40,034	$33,401	$24,198

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

Refer to the components of interest expense table in Note 13 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2020, 2019 and 2018, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of December 31, 2020 consists of the following:

2021	$3,571
2022	269
2023	48,000
2024	340,000
Total	$391,840

14. Notes Due to Affiliates

The Company records interest expense on notes due to affiliates based on the stated interest rate in the loan agreement. Refer to Note 13 for interest expense incurred for the years ended December 31, 2020, 2019 and 2018, respectively.

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

15. Warrant Liabilities (as Restated)

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from Platinum Eagle an aggregate of 5,333,334 Private Warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement that occurred simultaneously with the completion of the Public Offering. Each Private Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from the Public Offering and was held in the Trust Account until the closing of the Business Combination. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the closing date of the Business Combination, and they may be exercised on a cashless basis and are non-redeemable so long as they are held by the initial purchasers of the Private Warrants or their permitted transferees.

The Company evaluated Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as liabilities. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded the Private Warrants as liabilities on the balance sheet at their estimated fair value.

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($2.4) million and ($5.9) million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had 5,333,334 Private Warrants issued and outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	December 31,
	2020	2019
Warrant liabilities	$533	$2,880
Total	$533	$2,880

16. Income Taxes (as Restated)

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2020	2019	2018
Domestic
Current	$296	$1,615	$891
Deferred	(8,751)	5,992	10,864

Foreign
Deferred	—	—	—
Total income tax expense (benefit)	$(8,455)	$7,607	$11,755

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31:

	2020	2019	2018
	(Restated)	(Restated)
Statutory income tax expense (benefit)	$(7,053)	$4,112	$3,109
State tax expense	(450)	1,816	2,681
Effect of tax rates in foreign jurisdictions	(17)	(37)	(623)
Change in fair value of warrant liabilities	(494)	(1,209)	—
Transaction costs	(899)	2,387	1,288
Stewardship expense	—	35	2,397
Valuation allowances	(279)	226	2,801
Other	737	277	102
Reported income tax expense (benefit)	$(8,455)	$7,607	$11,755

Income tax expense (benefit) was ($8.5) million, $7.6 million and $11.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 25.2%, 38.9% and 70.3%, respectively.  The fluctuation in the rate for the years ended December 31, 2020, 2019 and 2018, respectively, results primarily from the relationship of year-to-date income (loss) before income tax and the discrete treatment of the bonus amounts and transaction costs paid in connection with the Business Combination discussed in Note 4 as well as the change in fair value of warrant liabilities, and the restructuring costs in 2018.

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

17. Fair Value of Financial Instruments (as Restated)

The fair value of the financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments. The fair value of the ABL Revolver is primarily based upon observable market data, such as market interest rates, for similar debt. The fair value of the Notes is based upon observable market data. The Company has also assessed the fair value of the Private Warrants due to the conclusion that they should be recorded as liabilities measured at fair value.

The Company measured the Private Warrants at fair value based on inputs less observable in the marketplace, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the  Private Warrants used assumptions and estimates the Company believed would have been made by a market participant in making the same valuation. Changes in the fair value of the Private Warrants at each reporting period end date were recognized within the accompanying consolidated statement of comprehensive income (loss) in the change in fair value of warrant liabilities.

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2020		December 31, 2019
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 13) - Level 2	$(48,000)	$(48,000)	$(80,000)	$(80,000)
Senior Secured Notes (See Note 13) - Level 1	$(326,499)	$(300,900)	$(323,258)	$(325,693)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of December 31, 2020 and 2019. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.10 and $0.54 as of December 31, 2020 and 2019, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the

Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

	As of December 31,
		2020	2019
Exercise Price		$11.50	$11.50
Stock Price		$1.58	$5.00
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		3.20	4.20
Risk-Free Interest Rate	%	0.19%	1.65
Expected Volatility	%	68.00%	40.00
Per Share Value of Warrants		$0.10	$0.54

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2019:

Private Warrants
Balance at March 15, 2019	$8,800
Change in fair value of warrant liabilities	(5,920)
Balance at December 31, 2019	$2,880

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

Private Warrants
Balance at December 31, 2019	$2,880
Change in fair value of warrant liabilities	(2,347)
Balance at December 31, 2020	$533

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2020 and 2019, respectively.

18. Business Restructuring

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

These restructuring costs pertain to corporate locations and do not impact the segments discussed in Note 28.

19. Involuntary Conversion

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

20. Commitments and Contingencies

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

21. Rental Income

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

Scheduled future minimum lease payments to be received by the Company as of December 31, 2020 for each of the next five years and thereafter is as follows:

2021	$43,550
2022	34,300
2023	34,300
2024	34,392
2025	34,300
Thereafter	25,657
Total	$206,499

22. Related Parties

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

As part of the financing arrangement between affiliates of ASG, during 2018, Target Parent was charged $1.9 million of financing costs related to the extinguished affiliate notes discussed in Note 14 by an affiliate of ASG, which was recognized in the interest expense (income), net line on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2018. In addition, in relation to the refinancing of the ABL facility in 2018, $3.4 million of deferred financing costs were charged to Target Parent by an affiliate of ASG and capitalized by the Company on the consolidated balance sheets and amortized in the amount of $0.6 million in the interest expense, net line on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.  These transactions between Target Parent and its affiliates have been treated as contributions during 2018 within the consolidated statements of changes in equity.

23. Earnings (Loss) per Share (as Restated)

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

	For the Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Numerator	(Restated)	(Restated)
Net income (loss) attributable to Common Stockholders	$(25,131)	$11,972	$4,956

Denominator
Weighted average shares outstanding - basic and diluted	96,018,338	94,501,789	41,290,711

Net income (loss) per share - basic and diluted	$(0.26)	$0.13	$0.12

As discussed in Note 4, 5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the EPS calculations.

The 2018 Warrants representing a total of 16,166,650 shares of the Company’s common stock for the years ended December 31, 2020 and 2019, were excluded from the computation of EPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable periods.

As discussed in Note 25, RSUs and stock options were outstanding for the years ended December 31, 2020 and 2019, respectively.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

As discussed in Note 24, the Company repurchased shares of its outstanding Common Stock.  These shares of treasury stock have been excluded from the computation of EPS.

24. Stockholders’ Equity (as Restated)

Common Stock

As of December 31, 2020, Target Hospitality had 105,585,682 shares of Common Stock, par value $0.0001 per share issued and 101,170,915 outstanding. Each share of Common Stock has one vote, except the voting rights related to the

5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 4.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2020, no preferred shares were issued or outstanding.

Public Warrants

On January 17, 2018, Platinum Eagle sold 32,500,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of their overallotment option. Each Unit consisted of one Class A ordinary share of Platinum Eagle, par value $0.0001 per share (the “Public Shares”), and one-third of one warrant to purchase one ordinary share (the “Public Warrants”).

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

As of December 31, 2020, the Company had 10,833,316 Public Warrants issued and outstanding.

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

2018 Equity

Arrow Holdings S.a.r.l. and affiliates contributed $103.3 million of cash during 2018 to Arrow, which was used by Bidco to partially fund the acquisition of Signor discussed in Note 5. This contribution is reflected in the consolidated statement in changes in stockholders’ equity as a contribution. The sole member of Target Parent made a capital contribution of approximately $217 million in December of 2018, which was used to pay off the affiliate notes and related accrued interest discussed in Note 14.  Additionally, during 2018, as discussed in Note 22, Target Parent was repaid amounts and incurred charges from affiliates amounting to approximately $26.3 million.  Such amounts were treated as contributions to Target Parent.  Also, during 2018, as discussed in Note 22, Target Parent recharged affiliates for certain services performed and also paid debt on behalf of affiliates, which were both treated as capital distributions and totaled approximately $26.3 million.  Refer to table below for summary of activity within the equity of the Company for 2018:

Capital contributions	2018
Contribution to Signor Parent	$103,338
Contribution to Target Parent	243,372
Total capital contributions	$346,710

Distribution to affiliate	(26,738)
Net contribution to affiliates	$319,972

25. Stock-Based Compensation

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

26. Retirement Plans

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

27. Quarterly Financial Data (Unaudited and Restated)

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

	Quarter Ended ($ in thousands, except per share amounts)
2020 (Restated)	March 31,	June 30,	September 30,	December 31,
Total Revenue	$71,655	$53,620	$48,263	$51,610
Gross Profit	$27,148	$8,195	$11,718	$10,094
Operating Income (loss) (b)	$14,056	$(6,451)	$(948)	$(2,556)
Net Income (loss)	$5,454	$(13,667)	$(7,603)	$(9,315)
Weighted average number of shares outstanding - basic and diluted	95,849,854	96,003,079	96,138,459	96,155,017
Net Income (loss) per share - basic and diluted	$0.06	$(0.14)	$(0.08)	$(0.10)

	Quarter Ended ($ in thousands, except per share amounts)
2019 (Restated)	March 31,	June 30,	September 30,	December 31,
Total Revenue	$81,982	$81,358	$81,643	$76,113
Gross Profit	$37,754	$39,172	$38,556	$31,531
Operating Income (loss) (a)	$(11,075)	$24,554	$23,031	$11,457
Net Income (loss) (a)	$(14,483)	$7,860	$15,489	$3,106
Weighted average number of shares outstanding - basic and diluted	79,589,905	100,217,035	100,102,641	97,835,525
Net Income (loss) per share - basic and diluted	$(0.18)	$0.08	$0.15	$0.03
(a)	As discussed in Note 4, the Company recognized approximately $38.1 million of expenses in connection with the Business Combination during the first quarter of 2019. Additionally, as discussed in Note 7, the Company recognized a loss on the sale of other property, plant and equipment of approximately $6.9 million during the fourth quarter of 2019.
(b)	Operating income (loss) for the quarter ended December 31, 2020 reflects a $2.5 million reduction in operating income compared to the quarter ended September 30, 2020 resulting from a decrease in non-cash deferred revenue amortization associated with a customer in our Government segment as a result of extending their contract term through September 2026 compared to the previous term of September 2021.

Restatement of Previously Issued Unaudited Consolidated Financial Statements

In lieu of filing amended Quarterly Reports on Form 10-Q, the following tables represent our restated unaudited consolidated financial  statements for each of the quarters during the years ended December 31, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

The restated consolidated financial statement tables present a reconciliation from our prior periods, as previously reported, to the restated amounts. The amounts as previously reported were derived from our Quarterly Reports on Form 10-Q for the interim periods of 2020 and 2019 and from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 31, 2021.

The effects of this error on our previously reported 2020 quarterly balance sheets are as follows (in thousands):

	Originally Reported				Warrant Adjustments				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Warrant liabilities	$—	$—	$—	$—	$1,227	$693	$427	$533	$1,227	$693	$427	$533
Total liabilities	$465,295	$472,483	$443,733	$434,816	$1,227	$693	$427	$533	$466,522	$473,176	$444,160	$435,349
Additional paid-in-capital	$112,595	$113,559	$114,398	$115,167	$(8,616)	$(8,616)	$(8,616)	$(8,616)	$103,979	$104,943	$105,782	$106,551
Accumulated earnings	$41,516	$27,316	$19,446	$10,237	$7,389	$7,922	$8,189	$8,083	$48,905	$35,238	$27,635	$18,320
Total stockholder's equity	$127,893	$114,702	$107,760	$99,421	$(1,227)	$(694)	$(427)	$(533)	$126,666	$114,008	$107,333	$98,888

The effects of this error on our previously reported 2020 quarterly consolidated statements of comprehensive income (loss) on a quarter-to-date basis are as follows (in thousands, except per share data):

	Originally Reported				Warrant Adjustments				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Change in fair value of warrant liabilities	$—	$—	$—	$—	$(1,653)	$(533)	$(267)	$106	$(1,653)	$(533)	$(267)	$106
Income (loss) before income tax	$4,034	$(16,629)	$(10,861)	$(12,477)	$1,653	$533	$267	$(106)	$5,687	$(16,096)	$(10,594)	$(12,583)
Net income (loss)	$3,801	$(14,200)	$(7,870)	$(9,209)	$1,653	$533	$267	$(106)	$5,454	$(13,667)	$(7,603)	$(9,315)
Comprehensive income (loss)	$3,690	$(14,155)	$(7,781)	$(9,108)	$1,653	$533	$267	$(106)	$5,343	$(13,622)	$(7,514)	$(9,214)
Net income (loss) per share - basic and diluted	$0.04	$(0.15)	$(0.08)	$(0.10)	$0.02	$0.01	$0.00	$0.00	$0.06	$(0.14)	$(0.08)	$(0.10)

The effects of this error on our previously reported 2020 quarterly consolidated statements of comprehensive income (loss) on a year-to-date basis are as follows (in thousands, except per share data):

	Originally Reported				Warrant Adjustments				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Change in fair value of warrant liabilities	$—	$—	$—	$—	$(1,653)	$(2,186)	$(2,453)	$(2,347)	$(1,653)	$(2,186)	$(2,453)	$(2,347)
Income (loss) before income tax	$4,034	$(12,595)	$(23,454)	$(35,933)	$1,653	$2,186	$2,453	$2,347	$5,687	$(10,409)	$(21,001)	$(33,586)
Net income (loss)	$3,801	$(10,399)	$(18,267)	$(27,478)	$1,653	$2,186	$2,453	$2,347	$5,454	$(8,213)	$(15,814)	$(25,131)
Comprehensive income (loss)	$3,690	$(10,465)	$(18,244)	$(27,354)	$1,653	$2,186	$2,453	$2,347	$5,343	$(8,279)	$(15,791)	$(25,007)
Net income (loss) per share - basic and diluted	$0.04	$(0.11)	$(0.19)	$(0.29)	$0.02	$0.03	$0.03	$0.03	$0.06	$(0.08)	$(0.16)	$(0.26)

The effects of this error on our previously reported 2019 quarterly balance sheets are as follows (in thousands):

	Originally Reported				Warrant Adjustments				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Warrant liabilities	$—	$—	$—	$—	$9,120	$11,840	$5,920	$2,880	$9,120	$11,840	$5,920	$2,880
Total liabilities	$460,204	$472,901	$467,260	$477,390	$9,120	$11,840	$5,920	$2,880	$469,324	$484,741	$473,180	$480,270
Additional paid-in-capital	$110,135	$110,345	$110,942	$111,794	$(8,616)	$(8,616)	$(8,616)	$(8,616)	$101,519	$101,729	$102,326	$103,178
Accumulated earnings	$17,500	$28,080	$37,649	$37,715	$(504)	$(3,224)	$2,696	$5,736	$16,996	$24,856	$40,345	$43,451
Total stockholder's equity	$125,182	$135,828	$140,483	$123,402	$(9,120)	$(11,840)	$(5,920)	$(2,880)	$116,062	$123,988	$134,563	$120,522

The effects of this error on our previously reported 2019 quarterly consolidated statements of comprehensive income (loss) on a quarter-to-date basis are as follows (in thousands, except per share data):

	Originally Reported				Warrant Adjustments				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Selling, general and administrative expenses	$44,752	$10,925	$11,141	$9,646	$184	$—	$—	$—	$44,936	$10,925	$11,141	$9,646
Operating income (loss)	$(10,891)	$24,554	$23,031	$11,457	$(184)	$—	$—	$—	$(11,075)	$24,554	$23,031	$11,457
Change in fair value of warrant liabilities	$—	$—	$—	$—	$320	$2,720	$(5,920)	$(3,040)	$320	$2,720	$(5,920)	$(3,040)
Income (loss) before income tax	$(15,829)	$14,702	$12,859	$2,111	$(504)	$(2,720)	$5,920	$3,040	$(16,333)	$11,982	$18,779	$5,151
Net income (loss)	$(13,979)	$10,580	$9,569	$66	$(504)	$(2,720)	$5,920	$3,040	$(14,483)	$7,860	$15,489	$3,106
Comprehensive income (loss)	$(13,979)	$10,437	$9,649	$34	$(504)	$(2,720)	$5,920	$3,040	$(14,483)	$7,717	$15,569	$3,074
Net income (loss) per share - basic and diluted	$(0.18)	$0.11	$0.10	$0.00	$0.00	$(0.03)	$0.05	$0.03	$(0.18)	$0.08	$0.15	$0.03

The effects of this error on our previously reported 2019 quarterly consolidated statements of comprehensive income (loss) on a year-to-date basis are as follows (in thousands, except per share data):

	Originally Reported				Warrant Adjustments				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Selling, general and administrative expenses	$44,752	$55,676	$66,817	$76,464	$184	$184	$184	$184	$44,936	$55,860	$67,001	$76,648
Operating income (loss)	$(10,891)	$13,664	$36,695	$48,151	$(184)	$(184)	$(184)	$(184)	$(11,075)	$13,480	$36,511	$47,967
Change in fair value of warrant liabilities	$—	$—	$—	$—	$320	$3,040	$(2,880)	$(5,920)	$320	$3,040	$(2,880)	$(5,920)
Income (loss) before income tax	$(15,829)	$(1,127)	$11,732	$13,843	$(504)	$(3,224)	$2,696	$5,736	$(16,333)	$(4,351)	$14,428	$19,579
Net income (loss)	$(13,979)	$(3,399)	$6,170	$6,236	$(504)	$(3,224)	$2,696	$5,736	$(14,483)	$(6,623)	$8,866	$11,972
Comprehensive income (loss)	$(13,979)	$(3,543)	$6,106	$6,141	$(504)	$(3,224)	$2,696	$5,736	$(14,483)	$(6,767)	$8,802	$11,877
Net income (loss) per share - basic and diluted	$(0.18)	$(0.04)	$0.07	$0.07	$0.00	$(0.03)	$0.03	$0.06	$(0.18)	$(0.07)	$0.10	$0.13

28. Business Segments (as Restated)

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

TCPL Keystone — Segment operations consist primarily of revenue from the construction phase of the contract with TCPL discussed in Note 1.

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

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
	(Restated)	(Restated)
Total reportable segment adjusted gross profit	$107,819	$189,198	$135,932
Other adjusted gross profit	(699)	1,236	1,232
Loss on impairment	—	—	(15,320)
Depreciation and amortization	(65,614)	(58,902)	(39,128)
Selling, general, and administrative expenses	(38,128)	(76,648)	(41,340)
Restructuring costs	-	(168)	(8,593)
Other income (expense), net	723	(6,872)	8,275
Currency (gains) losses, net	—	123	(149)
Loss on extinguishment of debt	—	(907)	—
Interest (expense), net	(40,034)	(33,401)	(24,198)
Change in fair value of warrant liabilities	2,347	5,920	—
Consolidated income (loss) before income taxes	$(33,586)	$19,579	$16,711

A reconciliation of total segment assets to total consolidated assets as of December 31, 2020 and 2019, respectively, is as follows:

	2020	2019
Total reportable segment assets	$360,313	$403,626
Other assets	3,231	2,648
Restricted cash	-	52
Other unallocated amounts	170,693	194,466
Total Assets	$534,237	$600,792

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

29. Subsequent Events

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K/A. That evaluation included consideration of the views expressed in the SEC Statement in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the SEC Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. This position was consistent with market practice, informed by third-party advisors with whom we consult from time to time on complex technical accounting matters, and was contained and fully disclosed in our audited financial statements, SEC filings and investor communications. However, based on the clarifications expressed in the SEC Statement which resulted in the restatement discussed further in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting as described below.

Changes in Internal Control over Financial Reporting

On March 15, 2019,  in connection with the closing of the Business Combination, the Board approved and adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics applies to the Company’s chief executive officer, principal financial officer, principal accounting officer, and controller (each, a “Covered Officer”). In addition to other policies and procedures adopted by the Company, the Covered Officers are subject to the Company’s Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all officers, directors and employees of the Company and its subsidiaries. These replaced the Code of Ethics adopted by Platinum Eagle in connection with its initial public offering in January 2018.

The Code of Ethics reflects (among other matters) amendments, clarifications, revisions and updates in relation to (i) the general principles and standards of ethical conduct of the Covered Officers designed to deter wrongdoing, (ii) the responsibility of the Covered Officers regarding public disclosure of the Company’s public communications, including, but not limited to, the full, fair, accurate, timely and understandable disclosure in reports and documents filed with or submitted to the SEC, (iii) the Covered Officers’ internal control over financial reporting and record keeping, (iv) internal procedures for the reporting of violations of the Code of Ethics, and (v) requests for waivers and amendments of the Code of Ethics. The amendments, clarifications, revisions and updates reflected in the Code of Ethics did not relate to or result in any waiver, explicit or implicit, of any provision of the Platinum Eagle Code of Ethics.

As discussed elsewhere in this Form 10-K/A, on March 15, 2019, we completed the Business Combination and were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.

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

In addition to the above items, our internal controls were adjusted in response to the restatement described below.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the warrants issued in connection with the Business Combination with Platinum Eagle on March 15, 2019. Because the Company’s Private Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.  This conclusion resulted in the restatement referenced below.

The Company previously classified its Private Warrants, which were assumed by the Company in connection with the consummation of the Business Combination on March 15, 2019, as equity. The Company initially evaluated the accounting for its Private Warrants and believed its positions to be appropriate and consistent with GAAP at that time. While the terms of the Private Warrants as described in the agreement have not changed, as a result of the SEC Statement, the Company has now concluded its Private Warrants should be classified as liabilities, and will subsequently measure them at fair value through the consolidated statements of comprehensive income (loss) pursuant to ASC 815.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of  December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). On March 31, 2021, we filed the Original Filing. Based upon their evaluation at that earlier time, management had concluded that internal controls over financial reporting were effective.

Subsequent to that evaluation, as a result of the material weakness described below, management concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual and interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data, management reevaluated the Company’s internal controls over financial reporting relating to financial instruments that may be settled in the Company’s own stock, such as warrants. Management concluded there was a material weakness in controls related to the classification and accounting for such financial instruments, which did not operate effectively to appropriately apply the provisions of ASC 815-40.

Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Remediation of Material Weakness

To remediate the material weakness, the Company clarified its understanding of the accounting for financial instruments that may be settled in the Company’s own  stock, including those with warrants, as highlighted in the SEC Statement, and provided additional training to individuals involved in these control processes, implemented additional review procedures, and enhanced the accounting policy related to such instruments. In connection with the restatement referenced above, the Company has conformed its accounting for the warrants to the SEC Statement.  The Company has designed and implemented a new control to reassess the classification of liability- or equity-classified financial instruments consistent with the SEC Statement, which will be executed at each reporting date by individuals with sufficient experience and training. The Company’s remediation plan has been implemented and as of April 30, 2021, we believe we have remediated this material weakness and will test the operational effectiveness of the control during 2021.

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

3.1	Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

3.2	Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2020).

3.3	Certificate of Validation of Platinum Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020)

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

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

4.5*	Description of the Company’s Securities

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

-----------------

* Filed herewith

** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Target Hospitality Corp.

Dated: May 24, 2021	By:	/s/ Eric T. Kalamaras
Name: Eric T. Kalamaras
Title: Executive Vice President and Chief Financial Officer