Form 10-Q
period 2021-03-31
Target Hospitality Corp.
filed 2021-05-24
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

There were 101,236,253 shares of Common Stock, par value $0.0001 per share, outstanding as of May 19, 2021.

Target Hospitality Corp.

FORM 10-Q

March 31, 2021

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$6,373	$6,979
Accounts receivable, less allowance for doubtful accounts of $2,713 and $2,977, respectively	30,915	28,183
Prepaid expenses and other assets	6,518	7,195
Related party receivable	—	1,205
Total current assets	43,806	43,562

Specialty rental assets, net	302,237	311,487
Other property, plant and equipment, net	10,712	11,019
Goodwill	41,038	41,038
Other intangible assets, net	99,463	103,121
Deferred tax asset	16,914	15,179
Deferred financing costs revolver, net	3,110	3,422
Other non-current assets	4,987	5,409
Total assets	$522,267	$534,237

Liabilities
Current liabilities:
Accounts payable	$9,167	$10,644
Accrued liabilities	15,035	24,699
Deferred revenue and customer deposits	6,696	6,619
Current portion of capital lease and other financing obligations (Note 8)	2,401	3,571
Total current liabilities	33,299	45,533

Other liabilities:
Long-term debt (Note 8):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,166)	(2,319)
Less: unamortized term loan deferred financing costs	(10,444)	(11,182)
Long-term debt, net	327,390	326,499
Revolving credit facility (Note 8)	60,000	48,000
Long-term capital lease and other financing obligations	79	269
Other non-current liabilities	518	479
Deferred revenue and customer deposits	11,033	11,752
Asset retirement obligations	2,334	2,284
Warrant liabilities	1,173	533
Total liabilities	435,826	435,349

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 105,651,020 issued and 101,236,253 outstanding as of March 31, 2021 and 105,585,682 issued and 101,170,915 outstanding as of December 31, 2020.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of March 31, 2021 and December 31, 2020, respectively.	(23,559)	(23,559)
Additional paid-in-capital	107,261	106,551
Accumulated other comprehensive loss	(2,453)	(2,434)
Accumulated earnings	5,182	18,320
Total stockholders' equity	86,441	98,888
Total liabilities and stockholders' equity	$522,267	$534,237

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:		(Restated)
Services income	$32,938	$53,938
Specialty rental income	11,620	16,583
Construction fee income	934	1,134
Total revenue	45,492	71,655
Costs:
Services	19,349	29,007
Specialty rental	2,242	2,604
Depreciation of specialty rental assets	12,440	12,897
Gross profit	11,461	27,147
Selling, general and administrative	11,332	9,990
Other depreciation and amortization	3,996	4,116
Other expense (income), net	246	(1,015)
Operating income (loss)	(4,113)	14,056
Interest expense, net	9,849	10,022
Change in fair value of warrant liabilities	640	(1,653)
Income (loss) before income tax	(14,602)	5,687
Income tax expense (benefit)	(1,464)	233
Net income (loss)	(13,138)	5,454
Other comprehensive loss
Foreign currency translation	(19)	(111)
Comprehensive income (loss)	$(13,157)	$5,343

Weighted average number shares outstanding - basic and diluted	96,168,425	95,849,854

Net income (loss) per share - basic and diluted	$(0.14)	$0.06

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2019, as restated	100,840,162	$10	4,414,767	$(23,559)	$103,178	$(2,558)	$43,451	$120,522
Net income	—	—	—	—	—	—	5,454	5,454
Stock-based compensation	83,831	—	—	—	884	—	—	884
Shares used to settle payroll tax withholding	—	—	—	—	(83)	—	—	(83)
Cumulative translation adjustment	—	—	—	—	—	(111)	—	(111)
Balances at March 31, 2020, as restated	100,923,993	$10	4,414,767	$(23,559)	$103,979	$(2,669)	$48,905	$126,666

Balances at December 31, 2020, as restated	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888
Net loss	—	—	—	—	—	—	(13,138)	(13,138)
Shares used to settle payroll tax withholding	—	—	—	—	(51)	—	—	(51)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Stock-based compensation	65,338	—	—	—	761	—	—	761
Balances at March 31, 2021	101,236,253	$10	4,414,767	$(23,559)	$107,261	$(2,453)	$5,182	$86,441

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:		(Restated)
Net income (loss)	$(13,138)	$5,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,777	13,265
Amortization of intangible assets	3,658	3,747
Accretion of asset retirement obligation	50	44
Amortization of deferred financing costs	1,050	904
Amortization of original issue discount	153	122
Change in fair value of warrant liabilities	640	(1,653)
Stock-based compensation expense	761	884
Gain on involuntary conversion	—	(619)
Deferred income taxes	(1,735)	(35)
Provision for loss on receivables, net of recoveries	220	530
Changes in operating assets and liabilities
Accounts receivable	(2,979)	(1,120)
Related party receivable	1,225	578
Prepaid expenses and other assets	676	(949)
Accounts payable and other accrued liabilities	(11,146)	(4,094)
Deferred revenue and customer deposits	(642)	(5,239)
Other non-current assets and liabilities	431	(1,268)
Net cash provided by (used in) operating activities	(7,999)	10,551
Cash flows from investing activities:
Purchase of specialty rental assets	(3,173)	(10,751)
Purchase of property, plant, and equipment	(29)	(13)
Receipt of insurance proceeds	—	619
Net cash used in investing activities	(3,202)	(10,145)
Cash flows from financing activities:
Principal payments on finance and capital lease obligations	(1,361)	(3)
Proceeds from borrowings on finance and capital lease obligations	—	733
Principal payments on borrowings from ABL	(6,000)	(22,500)
Proceeds from borrowings on ABL	18,000	27,500
Restricted shares surrendered to pay tax liabilities	(51)	(83)
Purchase of treasury stock	—	(5,318)
Net cash provided by financing activities	10,588	329

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(18)

Net increase (decrease) in cash, cash equivalents and restricted cash	(606)	717
Cash, cash equivalents and restricted cash - beginning of period	6,979	6,839
Cash, cash equivalents and restricted cash - end of period	$6,373	$7,556

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$6,373	$7,504
Restricted cash	—	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,373	$7,556

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Target Hospitality Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on May 24, 2021 (the “2020 Form 10-K/A”).

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the restatement discussed below, necessary for a fair statement of financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The consolidated balance sheet as of December 31, 2020, was derived from the audited consolidated balance sheets of Target Hospitality Corp. but does not contain all of the footnote disclosures from those annual financial statements.

Restatement of Previously Issued Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the 2020 Form 10-K/A.

As previously disclosed in the 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting. We have restated herein our consolidated financial statements as of and for the quarter ended March 31, 2020. We have also restated related amounts within the accompanying footnotes to the consolidated financial statements.  The impact to the quarter ended March 31, 2020 was an increase to net income of approximately $1.7 million.

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

Recent Developments – COVID-19 and Disruption in Oil and Gas Industry

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by the Coronavirus Disease 2019 (“COVID-19”), a novel coronavirus strain commonly referred to as “coronavirus”.  The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  Prior to March 2020, the Company’s results were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  Neither the Company’s ability to operate nor its supply chain have experienced material disruptions and no service disruption or shortage of critical products have been experienced at our communities. However, the situation surrounding COVID-19 and the decrease in demand for oil and natural gas, and simultaneous oversupply has had material adverse impacts on the Company’s operating results.  The economic effects of this led the Company to implement several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company temporarily closed and consolidated several communities in the Permian Basin and in May of 2020, the Company temporarily closed all communities in the Bakken Basin. However, the Company began re-opening communities in both the Permian and Bakken Basin in July of 2020 as customer activity levels began to increase.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balanced average daily rates with contract term and positions the Company to take advantage of a more balanced market.

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

As a result of the impact of COVID-19 and the disruption in the oil and gas industry, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in demand for oil and natural gas, given that a significant portion of our customer base operates in the oil and gas industry, changes in economic outlook may change our long-term projections.  During the first quarter of 2021, we did not identify further triggers or indicators of impairment and therefore did not perform a quantitative impairment test.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2021 and 2020.

2. Revenue

Total revenue recognized under Topic 606 was $33.9 million and $55.1 million for the three months ended March 31, 2021 and 2020, respectively, while specialty rental income was $11.6 million and $16.6 million subject to the guidance of ASC 840 for the three months ended March 31, 2021 and 2020, respectively.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: Permian Basin, Bakken Basin, Government, TCPL Keystone, and All Other for the dates indicated below:

	For Three Months Ended
	March 31,
	2021	2020
Permian Basin
Services income	$23,202	$43,286
Total Permian Basin revenues	23,202	43,286

Bakken Basin
Services income	$597	$4,185
Total Bakken Basin revenues	597	4,185

Government
Services income	$8,310	$5,854
Total Government revenues	8,310	5,854

TCPL Keystone
Services income	$537	$-
Construction fee income	934	1,134
Total TCPL Keystone revenues	1,471	1,134

All Other
Services income	$292	$613
Total All Other revenues	292	613

Total revenues	$33,872	$55,072

As a result of the current market environment discussed in Note 1 “Recent Developments – COVID-19 and Disruption in Oil and Gas Industry”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

To date, there has been deterioration in the collectability of our receivables as mentioned above, and we are likely to experience additional challenges in collections due to uncertainties around the continued impact of the COVID-19 global pandemic and decrease in demand for oil and natural gas as discussed in Note 1.

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period, and advanced payments for TCPL Keystone in the amount of approximately $5.4 million that have been deferred in connection with the suspension of the project.  Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Three Months Ended
	March 31,
	2021	2020
Balances at Beginning of the Period	$18,371	$26,199
Additions to deferred revenue	614	—
Revenue recognized	(1,256)	(5,239)
Balances at End of the Period	$17,729	$20,960

As of March 31, 2021, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2021	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of March 31, 2021	$98,839	$48,284	$18,699	$18,748	$18,699	$13,987	$217,256

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2021	2020
Specialty rental assets	$549,300	$547,375
Construction-in-process	7,275	5,828
Less: accumulated depreciation	(254,338)	(241,716)
Specialty rental assets, net	$302,237	$311,487

Depreciation expense related to specialty rental assets was $12.4 million and $12.9 million for the three months ended March 31, 2021 and 2020, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss).

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2021	2020
Land	$9,163	$9,163
Buildings and leasehold improvements	115	115
Machinery and office equipment	1,099	1,072
Software and other	3,754	3,752
	14,131	14,102
Less: accumulated depreciation	(3,419)	(3,083)
Total other property, plant and equipment, net	$10,712	$11,019

Depreciation expense related to other property, plant and equipment was $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the Permian Basin business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Permian Basin
Balance at January 1, 2020	$41,038
Changes in Goodwill	-
Balance at December 31, 2020	41,038
Changes in Goodwill	-
Balance at March 31, 2021	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.2	$128,907	$(45,844)	$83,063
Total		128,907	(45,844)	83,063
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(45,844)	$99,463

	December 31, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.4	$128,907	$(42,186)	$86,721
Total		128,907	(42,186)	86,721
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(42,186)	$103,121

For the three months ended March 31, 2021 and 2020, amortization expense related to intangible assets was $3.7 million and $3.7 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of March 31, 2021 for each of the next five years and thereafter is as follows:

Rest of 2021	$10,997
2022	13,302
2023	12,881
2024	12,881
2025	12,881
Thereafter	20,121
Total	$83,063

6. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	March 31,	December 31,
	2021	2020
Cloud computing implementation costs	$7,198	$7,094
Less: accumulated amortization	(2,211)	(1,685)
Other non-current assets	$4,987	$5,409

Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2021	2020
Employee accrued compensation expense	$4,596	$6,177
Other accrued liabilities	8,656	8,873
Accrued interest on debt	1,783	9,649
Total accrued liabilities	$15,035	$24,699

Other accrued liabilities in the above table relates primarily to accrued utilities, rent, real estate and sales taxes, state income taxes, and other accrued operating expenses.

8. Debt

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$2,166	$10,444

If Bidco undergoes a change of control or sells certain of its assets, Bidco may be required to offer to repurchase the Notes. On or after March 15, 2021, Bidco at its option, may redeem the Notes, in whole or part, upon not less than fifteen (15) and not more than sixty (60) days’ prior written notice to holders and not less than twenty (20) days’ prior written notice to the trustee (or such shorter timeline as the trustee may agree), at the redemption price expressed as a percentage of principal amount set forth below, plus accrued and unpaid interest thereon but not including the applicable redemption date (subject to the right of Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 12-month period beginning August 15 of each of the years set below.

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $2.2 million is presented on the face of the consolidated balance sheet as of March 31, 2021 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of March 31, 2021 consisted of approximately $0.6 million of capital leases related primarily to vehicles and approximately $1.8 million related to insurance financing obligations. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%. The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.4 million that began on December 1, 2020.

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of approximately $0.9 million of capital leases and $2.9 million related to insurance financing obligations.

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

	March 31,	December 31,
	2021	2020
Capital lease and other financing obligations	$2,480	$3,840
ABL facilities	60,000	48,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(2,166)	(2,319)
Less: unamortized term loan deferred financing costs	(10,444)	(11,182)
Total debt, net	389,870	378,339
Less: current maturities	(2,401)	(3,571)
Total long-term debt	$387,469	$374,768

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the three months ended
	March 31,	March 31,
	2021	2020
Interest incurred on capital lease and other financing obligations	$30	$16
Interest expense incurred on ABL facilities and Notes	8,615	8,980
Amortization of deferred financing costs on Notes	738	589
Amortization of deferred financing costs on New ABL facility	212	214
Amortization of deferred financing costs on Algeco ABL facility	101	101
Amortization of original issue discount on Notes	153	122
Interest expense, net	$9,849	$10,022

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of March 31, 2021. Accumulated amortization expense related to the deferred financing costs was approximately $5.5 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively. Accumulated amortization of the original issue discount was approximately $1.1 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively.

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL facility and New ABL Facility was approximately $2.6 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2021 and 2020, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below. The schedule of future maturities as of March 31, 2021, consists of the following:

Rest of 2021	$2,401
2022	79
2023	60,000
2024	340,000
Total	$402,480

9. Warrant Liabilities

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from PEAC an aggregate of 5,333,334 warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement (the “Private Warrants”) that occurred simultaneously with the completion of the Public Offering as defined in Note 15. Each Private Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from the Public Offering and was held in the Trust Account until the closing of the Business Combination. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the closing date of the Business Combination, and they may be exercised on a cashless basis and are non-redeemable so long as they are held by the initial purchasers of the Private Warrants or their permitted transferees.

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately $0.6 million and ($1.7) million for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021 and 2020, the Company had 5,333,334 Private Warrants issued and outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	March 31,	December 31,
	2021	2020 (Restated)
Warrant liabilities	$1,173	$533
Total	$1,173	$533

10. Income Taxes

Income tax expense (benefit) was approximately ($1.5) million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020, was 10.0% and 4.1%, respectively. The fluctuation in the rate for the three months ended March 31, 2021 and 2020 results primarily from the relationship of year-to-date income (loss) before income tax for the three months ended March 31, 2021 and 2020.

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

11. Fair Value of Financial Instruments

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

The Company measured the Private Warrant liabilities at fair value on a recurring basis at each reporting period end as more fully discussed below. Changes in the fair value of the Private Warrants at each reporting period end date were recognized within the accompanying consolidated statement of comprehensive income (loss) in the change in fair value of warrant liabilities.

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2021		December 31, 2020
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 8) - Level 2	$(60,000)	$(60,000)	$(48,000)	$(48,000)
Senior Secured Notes (See Note 8) - Level 1	$(327,390)	$(337,450)	$(326,499)	$(300,900)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of March 31, 2021 and December 31, 2020. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.22 and $0.10 as of March 31, 2021 and December 31, 2020, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		March 31,	December 31,
		2021	2020
Exercise Price		$11.50	$11.50
Stock Price		$2.51	$1.58
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		2.96	3.20
Risk-Free Interest Rate	%	0.34%	0.19
Expected Volatility	%	65.00%	68.00
Per Share Value of Warrants		$0.22	$0.10

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021:

Private Placement Warrants
Balance at December 31, 2020 (as Restated)	$533
Change in fair value of warrant liabilities	640
Balance at March 31, 2021	$1,173

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Related Parties

During the three months ended March 31, 2021 and 2020 the Company incurred $0.2 million and $0.2 million, respectively, in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). At March 31, 2021 and December 31, 2020, the Company accrued $0.3 million and $0.3 million, respectively, for these commissions.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12-month term. The Company and Algeco Global are each majority owned by TDR Capital.  No reimbursement income amounts related to this agreement were incurred during the three months ended March 31, 2021 as the agreement terminated on December 31, 2020.  In addition, the related party receivable on the consolidated balance sheet as of December 31, 2020 was paid in full during the three months ended March 31, 2021.

14. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three months ended March 31, 2021, while net income was recorded for the three months ended March 31, 2020. The following table presents basic and diluted EPS for the periods indicated below ($ in thousands, except per share amounts):

	For Three Months Ended
	March 31,	March 31,
	2021	2020
Numerator		(Restated)
Net income (loss) attributable to Common Stockholders	$(13,138)	$5,454

Denominator
Weighted average shares outstanding - basic and diluted	96,168,425	95,849,854

Net income (loss) per share - basic and diluted	$(0.14)	$0.06

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

The Public Warrants and Private Warrants representing a total of 16,166,650 shares of the Company’s common stock for the three months ended March 31, 2021 and 2020 were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 16, RSUs and stock options were outstanding for the three months ended March 31, 2021.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

Shares of treasury stock have been excluded from the computation of EPS.

15. Stockholders’ Equity

Common Stock

As of March 31, 2021, and December 31, 2020, Target Hospitality had 105,651,020 and 105,585,682 shares of Common Stock, par value $0.0001 per share issued while 101,236,253 and 101,170,915 were outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the earnout agreement entered into at the closing of the Business Combination by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2021, no preferred shares were issued and outstanding.

Public Warrants

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

As of March 31, 2021, the Company had 10,833,316 Public Warrants issued and outstanding.

16. Stock-Based Compensation

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

On February 25, 2021, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a form Executive Stock Appreciation Rights Award Agreement (the “SAR Agreement” and together with the RSU Agreement, the “Award Agreements”) with respect to the granting of restricted stock units and stock appreciation rights, respectively, under the Target Hospitality Corp. 2019 Incentive Plan (the “Plan”). The new Award Agreements will be used for all awards to executive officers made on or after February 25, 2021.

The RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) 50% of the restricted stock units (“RSUs”) will vest on the second grant date anniversary and 50% of the RSUs will vest on the third grant date anniversary and (y) if the participant’s employment or service terminates due to Retirement (as defined in the Plan), and the participant has been continuously employed by the Company for at least twelve months following the grant date, then a pro-rata portion of the participant’s RSUs scheduled to vest on the next following vesting date shall vest on his or her termination date based on completed calendar months since either (a) the grant date or (b) the initial vesting date, as applicable.

The SAR Agreement has material terms that are substantially similar to those in the form Executive Nonqualified Stock Option Award Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) the change in the equity instrument to a stock appreciation right (“SAR”), which may be settled in shares or cash, (y) 50% of the SARs will vest on the second grant date anniversary and 50% of the SARs will vest on the third grant date anniversary, and (z) if the participant’s employment or service terminates due to Retirement (as defined in the Plan), then (a) if the participant has been continuously employed by the Company for at least twelve months following the grant date, then a pro-rata portion of the SARs scheduled to become vested on the next vesting date shall be vested on the participant’s termination date based on completed calendar months since either (i) the grant date or (ii) the initial vesting date, as applicable; (b) following the application of clause (a), the unvested portion of the SARs shall expire upon such termination of employment or service and (c) the participant may exercise the vested portion of the SARs, but only within such period of time ending on the earlier of (i) two years following such termination of employment or service, or (ii) the Expiration Date (as defined in the SAR Agreement).

Restricted Stock Units

On February 25, 2021, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers and other employees.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 1,134,524.

For the three months ended March 31, 2021, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,124,762	$4.21
Granted	1,134,524	1.79
Vested	(120,058)	4.67
Balance at March 31, 2021	2,139,228	$2.90

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the three months ended March 31, 2021 and 2020, was approximately $0.6 million and $0.1 million, respectively, with an associated tax benefit of $0.1 million and less than $0.1 million, respectively. At March 31, 2021, unrecognized compensation expense related to RSUs totaled approximately $4.9 million and is expected to be recognized over a remaining term of approximately 2.66 years.

Stock Option Awards

During three months ended March 31, 2021 there were no new grants or other changes in the stock options outstanding.

410,787 stock options were exercisable at March 31, 2021.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss) for the three months ended March 31, 2021 and 2020, was approximately $0.3 million and $0.1 million, respectively, with an associated tax benefit of $0.1 million and less than $0.1 million, respectively. At March 31, 2021, unrecognized compensation expense related to stock options totaled $2.0 million and is expected to be recognized over a remaining term of approximately 2.60 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. No stock options were forfeited for the three months ended March 31, 2021.

Stock Appreciation Right Awards

On February 25, 2021, the Compensation Committee granted SARs to certain of the Company’s executive officers and other employees.  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the Compensation Committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price. The number of SARs granted to certain named executive officers and certain other employees totaled 1,551,631.

The following table summarizes SARs outstanding at March 31, 2021:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2020	-	$-	-
Granted	1,551,631	1.79	10.00
Outstanding SARs at March 31, 2021	1,551,631	$1.79	10.00

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, which is included in other non-current liabilities in the consolidated balance sheets, associated with its SARs of approximately $0.04 million as of March 31, 2021. These SARs were valued using the Black-Scholes option pricing model, the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the three months ended March 31, 2021, the Company recognized compensation expense related to these awards of approximately $0.04 million in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss). At March 31, 2021, unrecognized compensation expense related to SARs totaled approximately $1.2 million and is expected to be recognized over a remaining term of approximately 2.9 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. No SARs were forfeited for the three months ended March 31, 2021.

17. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the three months ended March 31, 2021 and 2020, we recognized expense of $0.2 million and $0.1 million, respectively, related to these matching contributions.

18. Business Segments

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

Government — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers with Government contracts located in Texas.

TCPL Keystone – Segment operations consist primarily of revenue from the construction phase of the contract with TCPL.

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers in the Oil and Gas industry located outside of the Permian and Bakken Basins.

The table below presents information about reported segments for the three months ended March 31 (except for asset information for 2020 that is presented as of December 31):

2021

	Permian Basin	Bakken Basin	Government	TCPL Keystone	All Other		Total
For the Three Months Ended March 31, 2021
Revenue	$25,093	$597	$18,039	$1,471	$292	(a)	$45,492
Adjusted gross profit	$10,658	$(549)	$13,802	$208	$(218)		$23,901
Total Assets	$225,475	$50,503	$71,240	$3,511	$3,258		$353,987

2020

	Permian Basin	Bakken Basin	Government	TCPL Keystone	All Other		Total
For the Three Months Ended March 31, 2020
Revenue	$49,131	$4,185	$16,592	$1,134	$613	(a)	$71,655
Adjusted gross profit	$26,784	$1,404	$11,580	$338	$(62)		$40,044
Total Assets (as of December 31, 2020)	$277,839	$51,782	$27,149	$3,543	$3,231		$363,544

(a)	Revenues are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
		(Restated)
Total reportable segment adjusted gross profit	$24,119	$40,106
Other adjusted gross profit	(218)	(62)
Depreciation and amortization	(16,436)	(17,013)
Selling, general, and administrative expenses	(11,332)	(9,990)
Other expense (income), net	(246)	1,015
Interest expense, net	(9,849)	(10,022)
Change in fair value of warrant liabilities	(640)	1,653
Consolidated income (loss) before income taxes	$(14,602)	$5,687

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2021	December 31, 2020
Total reportable segment assets	$350,729	$360,313
Other assets	3,258	3,231
Other unallocated amounts	168,280	170,693
Total Assets	$522,267	$534,237

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2021	December 31, 2020
Total current assets	$43,806	$43,562
Other intangible assets, net	99,463	103,121
Deferred tax asset	16,914	15,179
Deferred financing costs revolver, net	3,110	3,422
Other non-current assets	4,987	5,409
Total other unallocated amounts of assets	$168,280	$170,693

19. Subsequent Events

In April 2021, the Company paid down approximately $21 million of its outstanding ABL balance under the New ABL Facility.

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

●                  risks related to Bidco’s obligations under the Notes (as defined below).

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

Executive Summary and Outlook

Target Hospitality Corp. is one of the largest vertically integrated specialty rental and hospitality service providers in the United States. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of March 31, 2021, our network includes 26 communities to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business. Further, in the first quarter of 2020, crude oil prices fell sharply, due to the spread of COVID-19 and actions by Saudi Arabia and Russia.  Prior to March 2020, the Company’s results were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  Neither the Company’s ability to operate nor its supply chain have experienced material disruptions for the year ended 2020 and the Company continues to work with suppliers to ensure there is no service disruption or shortage of critical products at our communities.  The situation surrounding COVID-19 remains fluid and the likelihood of additional material impacts on us increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. The financial results for the first quarter of 2021 reflect the reduced customer activity experienced during the quarter. However, the Company did experience increases in demand for its hospitality and accommodation services, including demand for the Company’s Permian Basin accommodations as customer activity levels steadily increased during the first quarter of 2021, from the lows experienced during the second quarter of 2020.  We took significant steps to reduce our costs in response to the reduced demand, including reducing headcount, temporarily closing and consolidating several of our communities, salary reductions, and streamlining our support functions.  However, as customer activity levels began increasing during the third quarter of 2020, we began re-opening several communities in July of 2020 as a result of increased customer demand.  Additionally, the Company executed contract modifications with several customers in the oil and natural gas industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow. This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. As a result of the continued uncertainty surrounding COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Nevertheless, we will maintain our commitment to service quality for our customers and continue to focus on generating returns and cash flow.  Refer to the section titled “Risk Factors” included elsewhere in this report for additional discussion around COVID-19.

For the three months ended March 31, 2021, other key drivers of financial performance included:

●	Decreased revenue of $26.2 million, or 37% compared to the same period in 2020, driven by a decrease in services income revenue of approximately $21.0 million due to a reduction in energy end-market customer activity as a result of the COVID-19 pandemic and subsequent meaningful reduction in customer headcount within our operating areas.
●	Generated a net loss of approximately $13.1 million for the three months ended March 31, 2021, as compared to net income of $5.5 million for the three months ended March 31, 2020, which is primarily attributable to the decrease in revenue.
●	Generated consolidated Adjusted EBITDA of $16.0 million representing a decrease of $16.4 million, or 50.7% as compared to the same period in 2020, driven primarily by the decrease in revenue.
●	In addition to the above, in March 2021, the Company entered into a lease and services agreement with a leading national nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. The contract has a value of approximately $118.0 million and is fully committed over its initial one-year term, which commenced March 18, 2021.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

As disclosed in our 2020 Form 10-K/A as filed on May 24, 2021, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the oil and gas price volatility discussed below has had, and could continue to have, a material adverse effect on the Company’s results of operations.

Supply and Demand for Oil and Gas

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by oil and gas price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the exploration and production (“E&P”) workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the oil and gas industry and the demand for labor. Oil and gas prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for oil and gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of oil and gas.  Further, as a result of oil and gas price volatility, the Company temporarily closed and consolidated communities in the Permian and Bakken basins.  However, these communities began re-opening in July of 2020 as conditions started to improve. Additionally, this disruption in the oil and gas markets as well as the impact of COVID-19 has increased the risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 72.4% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 27.6% of revenues were earned through leasing of lodging facilities (25.5%) and construction fee income (2.1%) for the three months ended March 31, 2021. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company originated a contract in 2013 with TC Energy Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting. One of these communities was completed and opened in September 2020 and subsequently closed in mid-December 2020.  The revenue recognized on the community post construction for the three months ended March 31, 2021, is recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services.  In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked, which will substantially eliminate construction and other revenue related to the project going forward.

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

Segments

We have identified four reportable business segments: the Permian Basin, the Bakken Basin, Government, and TCPL Keystone:

Permian Basin

The Permian Basin segment reflects our facilities and operations in the Permian Basin region and includes our 18 communities located across Texas and New Mexico.

Bakken Basin

The Bakken Basin segment reflects our facilities and operations in the Bakken Basin region and includes our 4 communities in North Dakota.

Government

The government segment (“Government”) includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with CoreCivic (“CoreCivic”). Additionally, this segment also includes facilities and operations provided under a lease and services agreement with a leading nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.

TCPL Keystone

The TCPL Keystone segment reflects initial preparatory work and plans for facilities and services provided in connection with the TCPL project. In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked, which will substantially eliminate construction and other revenue related to the project going forward.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Oil and Gas Price Volatility

The COVID-19 pandemic and the disruption in the oil and gas industry has had, and continues to have, a material adverse effect on our business and results of operations. The financial results for the three months ended March 31, 2021 reflect the reduced activity in the Permian and Bakken basins resulting from the negative effects of the oil and gas price volatility compounded by the effects of COVID-19 as these disruptions have created significant challenges for our energy end-market customers.  This has driven a significant reduction in our utilization in these segments during the three months ended March 31, 2021 and has also impacted our energy end-market customer’s liquidity.

Restatement of Previously Issued Consolidated Financial Statements for Private Warrants

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company re-evaluated the accounting treatment of the warrants issued by PEAC to purchase its common stock in a private placement concurrently with the Public Offering (the “Private Warrants”). Because the Private Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet instead of accounting for them as equity.

In response to the SEC statement and as previously disclosed in the 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting for the Private Warrants. We have restated herein our consolidated financial results as of and for the quarter ended March 31, 2020. The impact to the quarter ended March 31, 2020 was an increase to net income of approximately $1.7 million reported as a change in fair value of warrant liabilities, an increase to warrant liabilities of approximately $1.2 million and a corresponding decrease to Additional paid in capital of approximately $8.6 million

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2021 and 2020 (as restated)

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:		(Restated)
Services income	$32,938	$53,938	$(21,000)	(39)%
Specialty rental income	11,620	16,583	(4,963)	(30)%
Construction fee income	934	1,134	(200)	(18)%
Total revenue	45,492	71,655	(26,163)	(37)%
Costs:
Services	19,349	29,007	(9,658)	(33)%
Specialty rental	2,242	2,604	(362)	(14)%
Depreciation of specialty rental assets	12,440	12,897	(457)	(4)%
Gross Profit	11,461	27,147	(15,686)	(58)%
Selling, general and administrative	11,332	9,990	1,342	13%
Other depreciation and amortization	3,996	4,116	(120)	(3)%
Other expense (income), net	246	(1,015)	1,261	(124)%
Operating income (loss)	(4,113)	14,056	(18,169)	(129)%
Interest expense, net	9,849	10,022	(173)	(2)%
Change in fair value of warrant liabilities	640	(1,653)	2,293	(139)%
Income (loss) before income tax	(14,602)	5,687	(20,289)	(357)%
Income tax expense (benefit)	(1,464)	233	(1,697)	(728)%
Net Income (loss)	$(13,138)	$5,454	$(18,592)	(341)%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Total Revenue. Total revenue was $45.5 million for the three months ended March 31, 2021 and consisted of $32.9 million of services income, $11.6 million of specialty rental income, and $0.9 million of construction fee income. Total revenues for the three months ended March 31, 2020 was $71.7 million which consisted of $53.9 million of services income, $16.6 million of specialty rental income and $1.1 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service.   The main driver of the decline in services income revenue year over year was the reduction of customer activity in the Permian Basin and the temporary closure of communities in the Bakken Basin in May 2020, due to the effects of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand.  However, as customer activity levels began increasing during the third quarter of 2020, we began re-opening several communities in July of 2020 as a result of increased customer demand.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract.  Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned.

Specialty rental income decreased as a result of a contract modification for one of our energy end-market customers, which resulted in the contract no longer being treated as a lease for accounting purposes and as such, the revenue associated is now being reported within services income.  In addition, a contract modification in the Government segment in September 2020 resulted in a decrease in non-cash deferred revenue amortization driven by extending the contract termination date from September 2021 to September 2026 discussed in the segment results.  Termination of a lease by one of our energy end-market customers in the second quarter of 2020 also contributed to this decrease. Such decreases were partially offset by the new contract originated in the Government segment in March 2021 as previously mentioned.

Cost of services. Cost of services was $19.3 million for the three months ended March 31, 2021 as compared to $29.0 million for the three months ended March 31, 2020.

The decrease in services costs is primarily due to the decrease in costs in the Permian and Bakken basins driven by cost containment measures implemented in response to the decrease in utilization for the three months ended March 31, 2021 as compared to the same period in 2020.

Specialty rental costs. Specialty rental costs were $2.2 million for the three months ended March 31, 2021 as compared to $2.6 million for the three months ended March 31, 2020.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $12.4 million for the three months ended March 31, 2021 as compared to $12.9 million for the three months ended March 31, 2020.

Selling, general and administrative. Selling, general and administrative was $11.3 million for the three months ended March 31, 2021 as compared to $10.0 million for the three months ended March 31, 2020.  The increase in selling, general and administrative expense of $1.3 million was primarily driven by increases in legal and other advisory fees related to the previously announced non-binding proposal made by Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), to acquire all of the outstanding shares of common stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”).  On March 29, 2021, this Proposal was withdrawn and the Company does not expect to incur any further costs related to this Proposal.

Other depreciation and amortization. Other depreciation and amortization expense was $4.0 million for the three months ended March 31, 2021 as compared to $4.1 million for the three months ended March 31, 2020.

Other expense (income), net. Other expense (income), net was $0.2 million for the three months ended March 31, 2021 as compared to ($1.0) million for the three months ended March 31, 2020. This change is primarily driven by the prior year including insurance proceeds related to an involuntary asset conversion, which is not included in the current period.

Interest expense, net. Interest expense, net was $9.8 million for the three months ended March 31, 2021 as compared to $10.0 million for the three months ended March 31, 2020. The change in interest expense is driven by a reduction of the interest on the New ABL facility driven by a lower rate and balance.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $0.6 million for the three months ended March 31, 2021 as compared to ($1.7) million for the three months ended March 31, 2020.

Income tax expense (benefit).  Income tax benefit was ($1.5) million for the three months ended March 31, 2021 as compared to an expense of $0.2 million for the three months ended March 31, 2020. The decrease in income tax expense is primarily attributable to the decrease in income before taxes, resulting from a loss for the three months ended March 31, 2021.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,		Amount of Increase	Percentage Change Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Government	$18,039	$16,592	$1,447	9%
Permian Basin	25,093	49,131	(24,038)	(49)%
Bakken Basin	597	4,185	(3,588)	(86)%
TCPL Keystone	1,471	1,134	337	30%
All Other	292	613	(321)	(52)%
Total Revenues	$45,492	$71,655	$(26,164)	(37)%

Adjusted Gross Profit
Government	$13,802	$11,580	$2,222	19%
Permian Basin	10,658	26,784	(16,126)	(60)%
Bakken Basin	(549)	1,404	(1,953)	(139)%
TCPL Keystone	208	338	(131)	(39)%
All Other	(218)	(62)	(157)	254%
Total Adjusted Gross Profit	$23,901	$40,044	$(16,142)	(40)%

Average Daily Rate
Government	$65.02	$74.91	$(9.89)
Permian Basin	$74.13	$79.32	$(5.20)
Bakken Basin	$64.14	$77.65	$(13.52)
Total Average Daily Rate	$70.01	$77.82	$(7.81)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $18.0 million for the three months ended March 31, 2021, as compared to $16.6 million for the three months ended March 31, 2020.

Adjusted gross profit for the Government segment was $13.8 million for the three months ended March 31, 2021, as compared to $11.6 million for the three months ended March 31, 2020.

Revenue increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned. This increase was partially offset by lower non-cash deferred revenue amortization in the first quarter of 2021, driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021.  The increase in adjusted gross profit of $2.2 million was driven by the new contract partially offset by the decrease in non-cash deferred revenue discussed above.

Permian Basin

Revenue for the Permian Basin segment was $25.1 million for the three months ended March 31, 2021, as compared to $49.1 million for the three months ended March 31, 2020.

Adjusted gross profit for the Permian Basin segment was $10.7 million for the three months ended March 31, 2021, as compared to $26.8 million for the three months ended March 31, 2020.

The decrease in revenue of $24.0 million and decrease in adjusted gross profit of $16.1 million is primarily attributable to the decline in utilization in the Permian Basin the impacts of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand.

Bakken Basin

Revenue for the Bakken Basin segment was $0.6 million for the three months ended March 31, 2021, as compared to $4.2 million for the three months ended March 31, 2020.

Adjusted gross profit for the Bakken Basin segment was ($0.5) million for the three months ended March 31, 2021, as compared to $1.4 million for the three months ended March 31, 2020.

The decrease in revenue of $3.6 million and decrease in adjusted gross profit of $2.0 million was primarily driven by the temporary closure of communities in the Bakken Basin in early May due to the impacts of the COVID-19 pandemic, which created meaningful reduction in customer headcount demand. However, as customer activity levels began increasing during the third quarter, we began re-opening several communities in July of 2020 as a result of increased customer demand.

TCPL Keystone

Revenue for the TCPL Keystone segment was $1.5 million for the three months ended March 31, 2021, as compared to $1.1 million for the three months ended March 31, 2020.

Adjusted gross profit for the TCPL Keystone segment was $0.2 million for the three months ended March 31, 2021, as compared to $0.3 million for the three months ended March 31, 2020.

The increase in revenue in 2021 compared to 2020 was driven by an increase in construction related activity that increased in the second quarter of 2020 until the project was suspended at the end of January 2021.  The majority of this revenue increase relates to construction related activity to build out the communities and is reported within construction fee income. We anticipate revenue in this segment to be substantially eliminated prospectively as a result of the project being suspended at the end of January 2021.

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

Capital Requirements

During for the three months ended March 31, 2021 we incurred $3.2 million in capital expenditures. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
	March 31,
	2021	2020

Net cash provided by (used in) operating activities	$(7,999)	$10,551
Net cash used in investing activities	(3,202)	(10,145)
Net cash provided by financing activities	10,588	329
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(606)	$717

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Cash flows provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(8.0) million for the three months ended March 31, 2021 compared to net cash provided by operating activities of $10.6 million for the three months ended March 31, 2020.

The current period is down by approximately $18.6 million when compared to 2020 driven primarily by a decline in revenue resulting from the negative impacts of the COVID-19 pandemic.

Cash flows used in investing activities. Net cash used in investing activities was $3.2 million for the three months ended March 31, 2021 compared to $10.1 million for the three months ended March 31, 2020. This decrease was primarily related to the decrease in discretionary capital expenditures.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $10.6 million for the three months ended March 31, 2021 compared to $0.3 million for the three months ended March 31, 2020. The increase in cash from financing activities primarily reflects the increase in net borrowings from the ABL in the current period.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of March 31, 2021 consisted of approximately $0.6 million of capital leases related primarily to vehicles and approximately $1.8 million related to insurance financing obligations. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.4 million that began on December 1, 2020.

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of approximately $0.9 million of capital leases and $2.9 million related to insurance financing obligations.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  During the three months ended March 31, 2021, a net amount of $12 million was drawn on the New ABL Facility.  The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 beginning September 15, 2019.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the three months ended March 31, 2021, we had one customer who accounted for 29.7% of revenues, while no other customer accounted for more than 10% of revenues. The largest customer accounted for 14% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2021.

Our two largest customers for the three months ended March 31, 2020 accounted for 23.2% and 10.6% of revenues, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 18% and 12%, of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2020.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased. For the three months ended March 31, 2021, we had two major suppliers representing 21.6% and 11.1% of goods purchased, respectively.  For the three months ended March 31, 2020, one major supplier represented 17.4% of goods purchased.

We provide services almost entirely to customers in the governmental and oil and gas industries and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of March 31, 2021:

Contractual Obligations	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Capital lease and other financing obligations	$2,480	$2,401	$79	$—	$—
Asset retirement obligations	3,304	—	—	746	2,558
Interest payments(1)	96,900	16,150	64,600	16,150	—
New ABL Facility	60,000	—	60,000	—	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$502,684	$18,551	$124,679	$356,896	$2,558

(1)	Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $96.9 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $1.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Future minimum lease payments at March 31, 2021 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2021	$3,848
2022	3,736
2023	3,147
2024	2,018
2025	85
Total	$12,834

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within our 2020 Form 10-K/A. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three months ended March 31, 2021 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges.
●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Proposal in the current period. The prior period primarily included residual tax advisory filing related expenses associated with the Business Combination.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
	March 31,
	2021	2020
Gross Profit	$11,461	$27,147
Depreciation of specialty rental assets	12,440	12,897
Adjusted gross profit	$23,901	$40,044

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$(13,138)	$5,454
Income tax expense (benefit)	(1,464)	233
Interest expense, net	9,849	10,022
Other depreciation and amortization	3,996	4,116
Depreciation of specialty rental assets	12,440	12,897
EBITDA	11,683	32,722

Adjustments
Other expense (income), net	245	(734)
Transaction expenses	817	24
Stock-based compensation	799	884
Change in fair value of warrant liabilities	640	(1,653)
Other adjustments	1,777	1,109
Adjusted EBITDA	$15,961	$32,352

The following table presents a reconciliation of Target Hospitality’s Net cash provided by (used in) operating activities to Discretionary cash flows:

	For the Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(7,999)	$10,551
Less: Maintenance capital expenditures for specialty rental assets	(1,460)	(629)
Discretionary cash flows	$(9,459)	$9,922

Purchase of specialty rental assets	(3,173)	(10,751)
Purchase of property, plant and equipment	(29)	(13)
Receipt of insurance proceeds	—	619
Net cash used in investing activities	$(3,202)	$(10,145)

Proceeds from borrowings on finance and capital lease obligations	—	733
Principal payments on finance and capital lease obligations	(1,361)	(3)
Principal payments on borrowings from ABL	(6,000)	(22,500)
Proceeds from borrowings on ABL	18,000	27,500
Purchase of treasury stock	—	(5,318)
Restricted shares surrendered to pay tax liabilities	(51)	(83)
Net cash provided by financing activities	$10,588	$329

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our New ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2021, we had $60 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.6 million annually, based on our floating-rate debt obligations and interest rates in effect as March 31, 2021.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as March 31, 2021, at the reasonable assurance level and believe that the previously reported material weakness has been remediated.

Description of Material Weakness as of December 31, 2020

As disclosed in further detail in Part II, Item 9A, Controls and Procedures of the 2020 Form 10-K/A, we determined that a material weakness in our internal control over financial reporting, specifically, ineffective controls over the accounting for Private Warrants existed. These control deficiencies resulted in adjustments and disclosures contained in the 2020  Form 10-K/A.

Remediation Plan

Subsequent to the SEC Statement, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting, which related to the accounting for our Private Warrants. In connection with the restatement on Form 10-K/A, the Company has conformed its accounting for its Private Warrants to the SEC Statement. The Company has designed and implemented a new control to reassess the classification of liability- or equity-classified warrants consistent with the SEC Statement, which will be executed at each reporting date by individuals with sufficient experience and training. The Company’s remediation plan has been implemented and as of April 30, 2021, we believe we have remediated this material weakness.

Changes in Internal Controls

Other than the item discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2021 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control and which may cause actual performance to differ materially from historical or projected future performance. For additional information about our risk factors, you should carefully consider the risk factors included in the 2020 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

10.1+	Employment Agreement with John Travis Kelley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2021).

10.2+	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2021) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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