Form 10-Q
period 2021-06-30
Target Hospitality Corp.
filed 2021-08-11
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 101,827,537 shares of Common Stock, par value $0.0001 per share, outstanding as of August 7, 2021.

Target Hospitality Corp.

FORM 10-Q

June 30, 2021

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$6,467	$6,979
Accounts receivable, less allowance for doubtful accounts of $2,257 and $2,977, respectively	29,862	28,183
Prepaid expenses and other assets	5,505	7,195
Related party receivable	—	1,205
Total current assets	41,834	43,562

Specialty rental assets, net	300,329	311,487
Other property, plant and equipment, net	10,356	11,019
Goodwill	41,038	41,038
Other intangible assets, net	95,800	103,121
Deferred tax asset	17,307	15,179
Deferred financing costs revolver, net	2,794	3,422
Other non-current assets	4,518	5,409
Total assets	$513,976	$534,237

Liabilities
Current liabilities:
Accounts payable	$14,772	$10,644
Accrued liabilities	25,472	24,699
Deferred revenue and customer deposits	35,650	6,619
Current portion of capital lease and other financing obligations (Note 8)	1,151	3,571
Total current liabilities	77,045	45,533

Other liabilities:
Long-term debt (Note 8):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(2,009)	(2,319)
Less: unamortized term loan deferred financing costs	(9,687)	(11,182)
Long-term debt, net	328,304	326,499
Revolving credit facility (Note 8)	5,000	48,000
Long-term capital lease and other financing obligations	—	269
Other non-current liabilities	1,259	479
Deferred revenue and customer deposits	10,531	11,752
Asset retirement obligations	2,385	2,284
Warrant liabilities	3,253	533
Total liabilities	427,777	435,349

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 105,682,808 issued and 101,827,537 outstanding as of June 30, 2021 and 105,585,682 issued and 101,170,915 outstanding as of December 31, 2020.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of June 30, 2021 and December 31, 2020, respectively.	(23,559)	(23,559)
Additional paid-in-capital	107,924	106,551
Accumulated other comprehensive loss	(2,446)	(2,434)
Accumulated earnings	4,270	18,320
Total stockholders' equity	86,199	98,888
Total liabilities and stockholders' equity	$513,976	$534,237

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Loss

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:		(Restated)		(Restated)
Services income	$53,648	$25,257	$86,585	$79,195
Specialty rental income	20,827	12,968	32,448	29,551
Construction fee income	511	15,395	1,445	16,528
Total revenue	74,986	53,620	120,478	125,274
Costs:
Services	29,422	31,459	48,771	60,466
Specialty rental	4,587	1,701	6,829	4,304
Depreciation of specialty rental assets	13,908	12,266	26,348	25,162
Gross profit	27,069	8,194	38,530	35,342
Selling, general and administrative	11,677	10,101	23,009	20,092
Other depreciation and amortization	4,096	4,098	8,092	8,214
Other expense (income), net	444	446	690	(569)
Operating income (loss)	10,852	(6,451)	6,739	7,605
Interest expense, net	9,744	10,178	19,594	20,200
Change in fair value of warrant liabilities	2,080	(533)	2,720	(2,187)
Loss before income tax	(972)	(16,096)	(15,575)	(10,408)
Income tax benefit	(60)	(2,429)	(1,523)	(2,196)
Net loss	(912)	(13,667)	(14,052)	(8,212)
Other comprehensive income (loss)
Foreign currency translation	7	45	(12)	(66)
Comprehensive loss	$(905)	$(13,622)	$(14,064)	$(8,278)

Weighted average number shares outstanding - basic and diluted	96,545,441	96,003,079	96,398,732	95,926,467

Net loss per share - basic and diluted	$(0.01)	$(0.14)	$(0.15)	$(0.09)

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2019, as restated	100,840,162	$10	4,414,767	$(23,559)	$103,178	$(2,558)	$43,451	$120,522
Net income	—	—	—	—	—	—	5,454	5,454
Stock-based compensation	83,831	—	—	—	884	—	—	884
Shares used to settle payroll tax withholding	—	—	—	—	(83)	—	—	(83)
Cumulative translation adjustment	—	—	—	—	—	(111)	—	(111)
Balances at March 31, 2020, as restated	100,923,993	$10	4,414,767	$(23,559)	$103,979	$(2,669)	$48,905	$126,666

Net loss	—	—	—	—	—	—	(13,667)	(13,667)
Stock-based compensation	184,224	—	—	—	1,038	—	—	1,038
Shares used to settle payroll tax withholding	—	—	—	—	(74)	—	—	(74)
Cumulative translation adjustment	—	—	—	—	—	45	—	45
Balances at June 30, 2020, as restated	101,108,217	$10	4,414,767	$(23,559)	$104,943	$(2,624)	$35,238	$114,008

Balances at December 31, 2020, as restated	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888
Net loss	—	—	—	—	—	—	(13,138)	(13,138)
Shares used to settle payroll tax withholding	—	—	—	—	(51)	—	—	(51)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Stock-based compensation	65,338	—	—	—	761	—	—	761
Balances at March 31, 2021	101,236,253	$10	4,414,767	$(23,559)	$107,261	$(2,453)	$5,182	$86,441

Net loss	—	—	—	—	—	—	(912)	(912)
Shares used to settle payroll tax withholding	—	—	—	—	(34)	—	—	(34)
Cumulative translation adjustment	—	—	—	—	—	7	—	7
Stock-based compensation	591,284	—	—	—	697	—	—	697
Balances at June 30, 2021	101,827,537	$10	4,414,767	$(23,559)	$107,924	$(2,446)	$4,270	$86,199

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:		(Restated)
Net loss	$(14,052)	$(8,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,119	25,957
Amortization of intangible assets	7,321	7,410
Accretion of asset retirement obligation	101	89
Amortization of deferred financing costs	2,124	1,899
Amortization of original issue discount	310	263
Change in fair value of warrant liabilities	2,720	(2,187)
Stock-based compensation expense	2,238	1,936
Gain on involuntary conversion	—	(619)
Deferred income taxes	(2,127)	(2,667)
Provision for loss on receivables, net of recoveries	658	2,050
Changes in operating assets and liabilities
Accounts receivable	(2,407)	3,440
Related party receivable	1,225	295
Prepaid expenses and other assets	1,691	(1,109)
Accounts payable and other accrued liabilities	3,868	6,336
Deferred revenue and customer deposits	27,809	(8,031)
Other non-current assets and liabilities	843	(1,491)
Net cash provided by operating activities	59,441	25,359
Cash flows from investing activities:
Purchase of specialty rental assets	(14,107)	(12,310)
Purchase of property, plant, and equipment	(104)	(70)
Receipt of insurance proceeds	—	619
Net cash used in investing activities	(14,211)	(11,761)
Cash flows from financing activities:
Principal payments on finance and capital lease obligations	(2,690)	(10,115)
Proceeds from borrowings on finance and capital lease obligations	—	10,151
Principal payments on borrowings from ABL	(65,000)	(37,500)
Proceeds from borrowings on ABL	22,000	42,500
Restricted shares surrendered to pay tax liabilities	(85)	(159)
Purchase of treasury stock	—	(5,318)
Net cash used in financing activities	(45,775)	(441)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(15)

Net increase (decrease) in cash, cash equivalents and restricted cash	(512)	13,142
Cash, cash equivalents and restricted cash - beginning of period	6,979	6,839
Cash, cash equivalents and restricted cash - end of period	$6,467	$19,981

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(1,085)	$—

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$6,467	$19,929
Restricted cash	—	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,467	$19,981

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” or the “Company”) was formed on March 15, 2019 and is North America’s largest provider of vertically integrated modular accommodations and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, and laundry service. Target Hospitality serves clients in oil, gas, mining, alternative energy, government and immigrations sectors principally located in the West Texas, South Texas, Oklahoma and Midwest regions, as well as various large linear-construction (pipeline and infrastructure) projects in the United States.

The Company, whose securities are listed on the Nasdaq Global Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) owns approximately 64% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined below) (the “PIPE”), and other public shareholders. Platinum Eagle was originally incorporated on July 12, 2017 as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. References in this Quarterly Report on Form 10-Q to the Company refer to Target Hospitality for all periods at or after March 15, 2019 and Platinum Eagle for all periods prior to March 15, 2019, unless the context requires otherwise.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the restatement discussed below, necessary for a fair statement of financial position as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the three and six months ended June 30, 2021 and 2020. The consolidated balance sheet as of December 31, 2020, was derived from the audited consolidated balance sheets of Target Hospitality Corp. but does not contain all of the footnote disclosures from those annual financial statements.

Restatement of Previously Issued Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the 2020 Form 10-K/A.

As previously disclosed in the 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting. We have restated herein our consolidated financial statements as of and for the quarter and period ended June 30, 2020. We have also restated related amounts within the accompanying footnotes to the consolidated financial statements. The impact of this restatement on the financial statements for the three and six months ended June 30, 2020 was a decrease to net loss of approximately $0.5 million and $2.2 million, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASU 2016-13 or Topic 326). This new standard changes how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued to reporting periods beginning after December 15, 2022 and interim periods within those reporting periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Recent Developments – COVID-19 and Disruption to Global Demand

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 has presented new and continuing risks to the Company’s business.  Prior to March 2020, the Company’s results of operations were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  The COVID-19 pandemic has not impacted the Company’s ability to operate nor has it materially disrupted the Company’s supply chain, disrupted service, or caused a shortage of critical products at our communities. However, the situation surrounding COVID-19 and the decrease in global economic demand had a material adverse impact on the Company’s operating results, as a result of which the Company implemented several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company temporarily closed and consolidated several communities in the Hospitality & Facilities Services - South segment and in May of 2020, the Company temporarily closed all communities in the Hospitality & Facilities Services - Midwest segment. The Company began re-opening communities in both the Hospitality & Facilities Services - South and Midwest segments in July of 2020 as customer activity levels began to increase.  Additionally, the Company executed contract modifications with several customers resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balanced average daily rates with contract term and positions the Company to take advantage of a more balanced market.

There have been significant changes to the global economic situation and to public securities markets as a result of  COVID-19.  A delay in wide distribution of vaccines, a lack of public acceptance of vaccines or the efficacy of the vaccines, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19 or its variants.  It is possible that these changes could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived and other intangible assets in relation to potential impairment and the allowance for doubtful accounts.

As a result of the impact of COVID-19 and the disruption to the global economy, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic as well as the decrease in global economic demand, changes in economic outlook may change our long-term projections.  During the second quarter of 2021, we did not identify further triggers or indicators of impairment and therefore did not perform a quantitative impairment test.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, included provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2021 and 2020.

2. Revenue

Total revenue recognized under Topic 606 was $88.0 million and $95.7 million for the six months ended June 30, 2021 and 2020, respectively, while specialty rental income was $32.4 million and $29.6 million subject to the guidance of ASC 840 for the six months ended June 30, 2021 and 2020, respectively. Total revenue recognized under Topic 606 was $54.2 million and $40.7 million for the three months ended June 30, 2021 and 2020, respectively, while specialty rental income was $20.8 million and $13.0 million subject to the guidance of ASC 840 for the three months ended June 30, 2021 and 2020, respectively.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: Hospitality & Facilities Services - South, Hospitality & Facilities Services - Midwest, Government, TCPL Keystone, and All Other for the dates indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Hospitality & Facilities Services - South
Services income	$25,796	$18,340	$48,997	$61,627
Total Hospitality & Facilities Services - South revenues	25,796	18,340	48,998	61,627

Hospitality & Facilities Services - Midwest
Services income	$730	$366	$1,327	$4,551
Total Hospitality & Facilities Services - Midwest revenues	730	366	1,327	4,551

Government
Services income	$26,355	$6,426	$34,665	$12,280
Total Government revenues	26,355	6,426	34,665	12,280

TCPL Keystone
Services income	$422	$-	$958	$-
Construction fee income	511	15,395	1,445	16,528
Total TCPL Keystone revenues	933	15,395	2,403	16,528

All Other
Services income	$345	$125	$637	$738
Total All Other revenues	345	125	637	738

Total revenues	$54,159	$40,652	$88,030	$95,724

As a result of the current market environment discussed in Note 1 “Recent Developments – COVID-19 and Disruption to Global Demand”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period, and advanced payments for TCPL Keystone in the amount of approximately $4.9 million that have been deferred in connection with the suspension of the project and ongoing negotiated terms of cancellation of the contract (see Note 19). Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Six Months Ended
	June 30,
	2021	2020
Balances at Beginning of the Period	$18,371	$26,199
Additions to deferred revenue	61,045	2,812
Revenue recognized	(33,235)	(10,843)
Balances at End of the Period	$46,181	$18,168

As of June 30, 2021, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2021	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of June 30, 2021	$65,911	$48,680	$18,699	$18,748	$18,699	$13,987	$184,724

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2021	2020
Specialty rental assets	$563,406	$547,375
Construction-in-process	5,434	5,828
Less: accumulated depreciation	(268,511)	(241,716)
Specialty rental assets, net	$300,329	$311,487

Depreciation expense related to specialty rental assets was $26.3 million and $25.2 million for the six months ended June 30, 2021 and 2020, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive loss. For the three months ended June 30, 2021 and 2020, depreciation expense of specialty rental assets was $13.9 million and $12.3 million, respectively.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2021	2020
Land	$9,163	$9,163
Buildings and leasehold improvements	115	115
Machinery and office equipment	1,175	1,072
Software and other	3,754	3,752
	14,207	14,102
Less: accumulated depreciation	(3,851)	(3,083)
Total other property, plant and equipment, net	$10,356	$11,019

Depreciation expense related to other property, plant and equipment was $0.8 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive loss.  For the three months ended June 30, 2021 and 2020, depreciation expense related to other property, plant and equipment was $0.4 million and $0.4 million, respectively.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the Hospitality and Facilities Services – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Hospitality and Facilities Services - South
Balance at January 1, 2020	$41,038
Changes in Goodwill	-
Balance at December 31, 2020	41,038
Changes in Goodwill	-
Balance at June 30, 2021	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.0	$128,907	$(49,507)	$79,400
Total		128,907	(49,507)	79,400
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(49,507)	$95,800

	December 31, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.4	$128,907	$(42,186)	$86,721
Total		128,907	(42,186)	86,721
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(42,186)	$103,121

For the six months ended June 30, 2021 and 2020, amortization expense related to intangible assets was $7.3 million and $7.4 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive loss. For the three months ended June 30, 2021 and 2020, amortization expense related to intangible assets was $3.7 million and $3.7 million, respectively.

The estimated aggregate amortization expense as of June 30, 2021 for each of the next five years and thereafter is as follows:

Rest of 2021	$7,334
2022	13,302
2023	12,881
2024	12,881
2025	12,881
Thereafter	20,121
Total	$79,400

6. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	June 30,	December 31,
	2021	2020
Cloud computing implementation costs	$7,198	$7,094
Less: accumulated amortization	(2,746)	(1,685)
Other non-current assets	$4,452	$5,409

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss. For the three months ended June 30, 2021 and 2020, amortization expense related to other non-current assets was $0.6 million and $0.4 million, respectively.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2021	2020
Employee accrued compensation expense	$7,084	$6,177
Other accrued liabilities	8,518	8,873
Accrued interest on debt	9,870	9,649
Total accrued liabilities	$25,472	$24,699

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$2,009	$9,687

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $2.0 million is presented on the face of the consolidated balance sheet as of June 30, 2021 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of June 30, 2021 consisted of approximately $0.4 million of capital leases related primarily to vehicles and approximately $0.7 million related to insurance financing obligations. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%. The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.4 million that began on December 1, 2020.

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

	June 30,	December 31,
	2021	2020
Capital lease and other financing obligations	$1,151	$3,840
ABL facilities	5,000	48,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(2,009)	(2,319)
Less: unamortized term loan deferred financing costs	(9,687)	(11,182)
Total debt, net	334,455	378,339
Less: current maturities	(1,151)	(3,571)
Total long-term debt	$333,304	$374,768

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive loss for the periods indicated below consist of the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Interest incurred on capital lease and other financing obligations	$17	$52	$46	$68
Interest expense incurred on ABL facilities and Notes	8,497	8,990	17,113	17,970
Amortization of deferred financing costs on ABL facilities and Notes	1,073	995	2,125	1,899
Amortization of original issue discount on Notes	157	141	310	263
Interest expense, net	$9,744	$10,178	$19,594	$20,200

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of June 30, 2021. Accumulated amortization expense related to the deferred financing costs was approximately $6.2 million and $4.7 million as of June

30, 2021 and December 31, 2020, respectively. Accumulated amortization of the original issue discount was approximately $1.3 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively.

Accumulated amortization related to revolver deferred financing costs for the ABL facilities was approximately $3.0 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2021 and 2020, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below. The schedule of future maturities as of June 30, 2021, consists of the following:

Rest of 2021	$1,072
2022	79
2023	5,000
2024	340,000
Total	$346,151

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

The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as liabilities. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded the Private Warrants as liabilities on the balance sheet at their estimated fair value.

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive loss. The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately $2.7 million and ($2.2) million for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, the change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately $2.1 million and ($0.5) million, respectively. As of June 30, 2021 and 2020, 5,333,334 Private Warrants were outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	June 30,	December 31,
	2021	2020 (Restated)
Warrant liabilities	$3,253	$533
Total	$3,253	$533

10. Income Taxes

Income tax benefit was approximately ($1.5) million and ($2.2) million for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, income tax benefit was ($0.1) million and ($2.4) million, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020, was 6.2% and 15.1%, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020, was 9.8% and 21.1%, respectively. The fluctuation in the rate for the six months ended June 30, 2021 and 2020 results primarily from the relationship of year-to-date loss before income tax for the six months ended June 30, 2021 and 2020.

The effective tax rate for the six months ended June 30, 2021 significantly differs from the US federal statutory rate of 21% primarily due to the permanent add-back related to the change in fair value of warrant liabilities on the Company's warrants as well as the impact of state tax expense based off of gross receipts.

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

The Company measured the Private Warrant liabilities at fair value on a recurring basis at each reporting period end as more fully discussed below. Changes in the fair value of the Private Warrants at each reporting period end date were recognized within the accompanying consolidated statement of comprehensive loss in the change in fair value of warrant liabilities.

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	June 30, 2021		December 31, 2020
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facilities (See Note 8) - Level 2	$(5,000)	$(5,000)	$(48,000)	$(48,000)
Senior Secured Notes (See Note 8) - Level 1	$(328,304)	$(346,375)	$(326,499)	$(300,900)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of June 30, 2021 and December 31, 2020. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.61 and $0.10 as of June 30, 2021 and December 31, 2020, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		June 30,	December 31,
		2021	2020
Exercise Price		$11.50	$11.50
Stock Price		$3.71	$1.58
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		2.71	3.20
Risk-Free Interest Rate	%	0.40%	0.19
Expected Volatility	%	71.00%	68.00
Per Share Value of Warrants		$0.61	$0.10

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021:

Private Placement Warrants
Balance at December 31, 2020 (as Restated)	$533
Change in fair value of warrant liabilities	640
Balance at March 31, 2021	1,173
Change in fair value of warrant liabilities	2,080
Balance at June 30, 2021	$3,253

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Related Parties

During the six months ended June 30, 2021 and 2020 the Company incurred $0.4 million and $0.8 million, respectively, in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss. For the three months ended June 30, 2021 and 2020, the Company incurred $0.2 million and $0.4 million in commissions, respectively. At June 30, 2021 and December 31, 2020, the Company accrued $0.3 million and $0.3 million, respectively, for these commissions.

14. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three months ended June 30, 2021 and 2020. A net loss was also recorded for the six months ended June 30, 2021 and 2020. The following table presents basic and diluted LPS for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Numerator		(Restated)		(Restated)
Net loss attributable to Common Stockholders	$(912)	$(13,667)	$(14,052)	$(8,212)

Denominator
Weighted average shares outstanding - basic and diluted	96,545,441	96,003,079	96,398,732	95,926,467

Net loss per share - basic and diluted	$(0.01)	$(0.14)	$(0.15)	$(0.09)

5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the LPS calculations.

The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s common stock for the three and six months ended June 30, 2020 were excluded from the computation of LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 16, RSUs and stock options were outstanding for the three and six months ended June 30, 2021. These RSUs and stock options were excluded from the computation of LPS because their effect would have been anti-dilutive.

Shares of treasury stock have been excluded from the computation of LPS.

15. Stockholders’ Equity

Common Stock

As of June 30, 2021, and December 31, 2020, Target Hospitality had 105,682,808 and 105,585,682 shares of Common Stock, par value $0.0001 per share issued with 101,827,537 and 101,170,915 outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the earnout agreement entered into at the closing of the Business Combination by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2021, no preferred shares were issued and outstanding.

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

As of June 30, 2021, the Company had 10,833,316 Public Warrants issued and outstanding.

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

On February 25, 2021, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a form Executive Stock Appreciation Rights Award Agreement (the “SAR Agreement” and together with the RSU Agreement, the “Award Agreements”) with respect to the granting of restricted stock units and stock appreciation rights, respectively, under the Plan. The new Award Agreements will be used for all awards to executive officers made on or after February 25, 2021.

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

Additionally, on May 18, 2021, the Company awarded an aggregate of 326,926 time-based RSUs to each of the Company’s non-employee directors, which vest on the first grant date anniversary or, if earlier, the date of the 2022 Annual Meeting of the Stockholders.

For the six months ended June 30, 2021, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,124,762	$4.21
Granted	1,461,450	2.00
Vested	(641,050)	2.93
Balance at June 30, 2021	1,945,162	$2.97

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive loss for the six months ended June 30, 2021 and 2020, was approximately $1.3 million and $1.6 million, respectively, with an associated tax benefit of $0.3 million and $0.4 million, respectively. For the three months ended June 30, 2021 and 2020, stock-based compensation expense for RSU’s was approximately $0.8 million and $0.8 million, respectively. At June 30, 2021, unrecognized compensation expense related to RSUs totaled approximately $5.1 million and is expected to be recognized over a remaining term of approximately 2.23 years.

Stock Option Awards

During six months ended June 30, 2021 there were no new grants or other changes in the stock options outstanding.

503,415 stock options were exercisable at June 30, 2021.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive loss for the six months ended June 30, 2021 and 2020, was approximately $0.4 million and $0.3 million, respectively, with an associated tax benefit of $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2021 and 2020, stock-based compensation expense was approximately $0.2 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At June 30, 2021, unrecognized compensation expense related to stock options totaled $1.8 million and is expected to be recognized over a remaining term of approximately 2.35 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited for the six months ended June 30, 2021.

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

The following table summarizes SARs outstanding at June 30, 2021:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2020	-	$-	-
Granted	1,551,631	1.79	9.66
Outstanding SARs at June 30, 2021	1,551,631	$1.79	9.66

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, which is included in other non-current liabilities in the consolidated balance sheets, associated with its SARs of approximately $0.5 million as of June 30, 2021. These SARs were valued using the Black-Scholes option pricing model, the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The estimated fair value of each SAR as of June 30, 2021 was $2.94. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the six months ended June 30, 2021, the Company recognized compensation expense related to these awards of approximately $0.5 million in selling, general and administrative expense in the unaudited consolidated statement of comprehensive loss. For the three months ended June 30, 2021, the Company recognized compensation expense related to these awards of approximately $0.5 million in selling, general, and administrative expense in the unaudited consolidated statement of comprehensive loss. At June 30, 2021, unrecognized compensation expense related to SARs totaled approximately $4.0 million and is expected to be recognized over a remaining term of approximately 2.66 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. No SARs were forfeited for the six months ended June 30, 2021.

17. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the six months ended June 30, 2021 and 2020, we recognized expense of $0.6 million and $0.4 million, respectively, related to these matching contributions. For the three months ended June 30, 2021 and 2020, we recognized expense of $0.4 million and $0.2 million, respectively.

18. Business Segments

As of June 30, 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin will now be referred to as Hospitality & Facilities Services – South and Hospitality & Facilities Services – Midwest, respectively.  All other reportable segment names will remain unchanged.

The Company is organized primarily on the basis of geographic region and customer industry group and operates in four reportable segments.

Our remaining operating segments have been consolidated and included in an “All Other” category.

The following is a brief description of our reportable segments and a description of business activities conducted by All Other.

Hospitality & Facilities Services – South  — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers located primarily in Texas and New Mexico.

Hospitality & Facilities Services – Midwest  — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers located primarily in North Dakota.

Government — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers with Government contracts located in Texas.

TCPL Keystone – Segment operations consist primarily of revenue from the construction phase of the contract with TCPL.

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers located outside of the Hospitality & Facilities Services - South and Hospitality & Facilities Services - Midwest segments.

The table below presents information about reported segments for the three and six months ended June 30 (except for asset information for 2020 that is presented as of December 31):

2021

	Hospitality & Facilities Services - South	Hospitality & Facilities Services - Midwest	Government	TCPL Keystone	All Other		Total
For the Six Months Ended June 30, 2021
Revenue	$53,283	$1,327	$62,827	$2,403	$638	(a)	$120,478
Adjusted gross profit	$24,274	$(798)	$40,826	$811	$(235)		$64,878
Total Assets	$224,322	$49,264	$71,995	$3,487	$2,655		$351,723

For the Three Months Ended June 30, 2021
Revenue	$28,190	$730	$44,788	$933	$345		$74,986
Adjusted gross profit	$13,615	$(249)	$27,023	$604	$(16)		$40,977

2020

	Hospitality & Facilities Services - South	Hospitality & Facilities Services - Midwest	Government	TCPL Keystone	All Other		Total
For the Six Months Ended June 30, 2020
Revenue	$70,195	$4,551	$33,263	$16,528	$737	(a)	$125,274
Adjusted gross profit	$33,653	$235	$24,488	$2,393	$(265)		$60,504
Total Assets (as of December 31, 2020)	$277,839	$51,782	$27,149	$3,543	$3,231		$363,544

For the Three Months Ended June 30, 2020
Revenue	$21,064	$366	$16,671	$15,394	$125		$53,620
Adjusted gross profit	$6,860	$(1,169)	$12,909	$2,054	$(194)		$20,460

(a)	Revenues are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated loss before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(Restated)		(Restated)
Total reportable segment adjusted gross profit	$40,993	$20,654	$65,113	$60,769
Other adjusted gross profit	(16)	(194)	(235)	(265)
Depreciation and amortization	(18,004)	(16,364)	(34,440)	(33,376)
Selling, general, and administrative expenses	(11,677)	(10,101)	(23,009)	(20,092)
Other expense (income), net	(444)	(446)	(690)	569
Interest expense, net	(9,744)	(10,178)	(19,594)	(20,200)
Change in fair value of warrant liabilities	(2,080)	533	(2,720)	2,187
Consolidated loss before income taxes	$(972)	$(16,096)	$(15,575)	$(10,408)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2021	December 31, 2020
Total reportable segment assets	$349,068	$360,313
Other assets	2,655	3,231
Other unallocated amounts	162,253	170,693
Total Assets	$513,976	$534,237

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2021	December 31, 2020
Total current assets	$41,834	$43,562
Other intangible assets, net	95,800	103,121
Deferred tax asset	17,307	15,179
Deferred financing costs revolver, net	2,794	3,422
Other non-current assets	4,518	5,409
Total other unallocated amounts of assets	$162,253	$170,693

19. Subsequent Events

On July 6, 2021, the Company paid off its remaining outstanding balance of $5 million on the New ABL Facility.

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy, which effectively terminated the Company’s contract with TC Energy that was originated in 2013.  The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments).  Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee amount of approximately $5 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement.  This event will impact the Company’s TCPL Keystone segment.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●	the duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact to global economic demand;

●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, remote work arrangements and return to work arrangements, contract and supply chain disruptions;

●	operational, economic, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our inability to recognize deferred tax assets and tax loss carry forwards;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems and our ability to remediate material weaknesses;

●	fluctuations in the fair value of warrant liabilities;

●	our ability to meet our debt service requirements and obligations; and

●	risks related to Bidco’s obligations under the Notes (as defined below).

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

Executive Summary and Outlook

Target Hospitality Corp. is North America’s largest provider of vertically integrated modular accommodations and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of June 30, 2021, our network includes 26 communities to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 has presented new and continuing risks to the Company’s business. Prior to March 2020, the Company’s results of operations were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  The COVID-19 pandemic has not impacted the Company’s ability to operate nor has  it materially disrupted the Company’s supply chain, disrupted service or caused a shortage of critical products at our communities.  However, the situation surrounding COVID-19 remains fluid and the likelihood of additional material impacts on our results of operations increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of vaccines, a lack of public acceptance of vaccines or the efficacy of the vaccines, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19 or its variants.

The financial results for the second quarter of 2021 reflect reduced customer activity  in the Hospitality & Facilities Services – South and Midwest segments as compared to pre-COVID-19 levels experienced in the first quarter of 2020. However, the Company did experience increases in demand for its hospitality and accommodation services compared to the lows experienced in the second quarter of 2020, including demand for the Company’s Hospitality & Facilities Services - South segment accommodations as customer activity levels continued to increase during the second quarter of 2021.  We have previously taken significant steps to reduce our costs in response to the reduced demand, including reducing headcount, temporarily closing and consolidating several of our communities, salary reductions, and streamlining our support functions.  However, as customer activity levels began increasing during the third quarter of 2020, we began re-opening several communities in July of 2020 as a result of increased customer demand.  Additionally, the Company executed contract modifications with several customers resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow. This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. As a result of the continued uncertainty surrounding COVID-19, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Nevertheless, we will maintain our commitment to service quality for our customers and continue to focus on generating returns and cash flow.

For the three months ended June 30, 2021, other key drivers of financial performance included:

●	Increased revenue of $21.4 million, or 40% compared to the same period in 2020, driven by an increase in services income revenue of approximately $28.4 million primarily due to additional revenue generated from growth in the Government segment.
●	Generated a net loss of approximately $0.9 million for the three months ended June 30, 2021, as compared to a net loss of approximately $13.7 million for the three months ended June 30, 2020, which is primarily attributable to the increase in revenue.
●	Generated consolidated Adjusted EBITDA of $31.9 million representing an increase of $18.6 million, or 139.0% as compared to the same period in 2020, driven primarily by the increase in revenue.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

As disclosed in our 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the Hospitality & Facilities Services - South and Hospitality & Facilities Services - Midwest regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on exploration, development, production and transportation of oil and natural gas and government housing programs.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in our 2020 Form 10-K/A. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Public health threats or outbreaks of communicable diseases, including COVID-19, could have a material adverse effect on the Company’s operations and financial results.

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19, which could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the oil and gas price volatility discussed below has had, and could continue to have, a material adverse effect on the Company’s results of operations.

Supply and Demand for Oil and Gas

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by oil and gas price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the exploration and production (“E&P”) workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the oil and gas industry and the demand for labor. Oil and gas prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for oil and gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of oil and gas.  Further, as a result of oil and gas price volatility, the Company temporarily closed and consolidated communities in the Hospitality & Facilities

Services - South and Hospitality & Facilities Services - Midwest segments.  However, these communities began re-opening in July of 2020 as conditions started to improve.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 71.9% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 28.1% of revenues were earned through leasing of lodging facilities (26.9%) and construction fee income (1.2%) for the six months ended June 30, 2021. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company originated a contract in 2013 with TC Energy Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognizes revenue as costs are incurred in connection with the project under the percentage of completion method of accounting. One of these communities was completed and opened in September 2020 and subsequently closed in mid-December 2020.  The revenue recognized on the community post construction for the three and six months ended June 30, 2021, is recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services. In January 2021, the TCPL project was suspended and subsequently cancelled in June 2021 due to the Keystone XL Presidential Permit being revoked, which will substantially eliminate construction and other revenue related to the project going forward.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of drilling activity in the Hospitality & Facilities Services - South and Hospitality & Facilities Services - Midwest segments, and the consumer price index impacting government contracts.

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

Segments

As of June 30, 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin will now be referred to as Hospitality & Facilities Services – South and Hospitality & Facilities Services – Midwest, respectively.  All other reportable segment names will remain unchanged.

We have identified four reportable business segments: Hospitality & Facilities Services - South, Hospitality & Facilities Services - Midwest, Government, and TCPL Keystone:

Hospitality & Facilities Services – South

The Hospitality & Facilities Services - South segment reflects our facilities and operations in the Hospitality & Facilities Services - South region and includes our 18 communities located across Texas and New Mexico.

Hospitality & Facilities Services – Midwest

The Hospitality & Facilities Services - Midwest segment reflects our facilities and operations in the Hospitality & Facilities Services - Midwest region and includes our 4 communities in North Dakota.

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

TCPL Keystone

The TCPL Keystone segment reflects initial preparatory work and plans for facilities and services provided in connection with the TCPL project. In January 2021, the TCPL project was suspended and subsequently cancelled in June 2021 due to the Keystone XL Presidential Permit being revoked, which will substantially eliminate construction and other revenue related to the project going forward.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Oil and Gas Price Volatility

The COVID-19 pandemic and the disruption in the oil and gas industry has had, and continues to have, a material adverse effect on our business and results of operations. The financial results for the second quarter of 2021 reflect the reduced activity in the Hospitality & Facilities Services – South and Hospitality & Facilities Services - Midwest segments resulting from the negative effects of the oil and gas price volatility compounded by the effects of COVID-19 as these disruptions have created significant challenges for our energy end-market customers.  This has driven a significant reduction in our utilization in these segments during the second quarter of 2021 and to a greater extent, 2020, and has also impacted our energy end-market customer’s liquidity.

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

In response to the SEC statement and as previously disclosed in the 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting for the Private Warrants. We have restated herein our consolidated financial results as of and for the three and six months ended June 30, 2020. The impact to the three and six months ended June 30, 2020 was a decrease to net loss of approximately $0.5 million and $2.2 million, respectively, reported as a change in fair value of warrant liabilities.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended June 30, 2021 and 2020 (as restated)

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:		(Restated)
Services income	$53,648	$25,257	$28,391	112%
Specialty rental income	20,827	12,968	7,859	61%
Construction fee income	511	15,395	(14,884)	(97)%
Total revenue	74,986	53,620	21,366	40%
Costs:
Services	29,422	31,459	(2,037)	(6)%
Specialty rental	4,587	1,701	2,886	170%
Depreciation of specialty rental assets	13,908	12,266	1,642	13%
Gross Profit	27,069	8,194	18,875	230%
Selling, general and administrative	11,677	10,101	1,576	16%
Other depreciation and amortization	4,096	4,098	(2)	0%
Other expense, net	444	446	(2)	0%
Operating income (loss)	10,852	(6,451)	17,303	(268)%
Interest expense, net	9,744	10,178	(434)	(4)%
Change in fair value of warrant liabilities	2,080	(533)	2,613	(490)%
Loss before income tax	(972)	(16,096)	15,124	(94)%
Income tax benefit	(60)	(2,429)	2,369	(98)%
Net loss	$(912)	$(13,667)	$12,755	(93)%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Total Revenue. Total revenue was $75.0 million for the three months ended June 30, 2021 and consisted of $53.6 million of services income, $20.8 million of specialty rental income, and $0.5 million of construction fee income. Total revenues for the three months ended June 30, 2020 was $53.6 million which consisted of $25.2 million of services income, $13.0 million of specialty rental income and $15.4 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment combined with a meaningful increase in customer activity in the Hospitality & Facilities Services - South and the Hospitality & Facilities Services - Midwest segments as the business recovers from the significant decreases in demand experienced for the three months ended June 30, 2020.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract. Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned.

Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $29.4 million for the three months ended June 30, 2021 as compared to $31.5 million for the three months ended June 30, 2020.

The decrease in services costs is primarily due lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021 driven by the Presidential Permit being revoked. This decrease was partially offset by an increase related to growth in the Government segment as mentioned above.

Specialty rental costs. Specialty rental costs were $4.6 million for the three months ended June 30, 2021 as compared to $1.7 million for the three months ended June 30, 2020. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $13.9 million for the three months ended June 30, 2021 as compared to $12.3 million for the three months ended June 30, 2020. This increase is primarily attributable to growth in the Government segment as noted above offset by a decrease in the Hospitality & Facilities Services - South segment due to transfer of assets from the Hospitality and Facilities Services - South segment to the Government segment to service the new Government segment contract.

Selling, general and administrative. Selling, general and administrative was $11.7 million for the three months ended June 30, 2021 as compared to $10.1 million for the three months ended June 30, 2020. The increase in selling, general and administrative expense of $1.6 million was primarily driven by increases in labor costs offset by a decrease in bad debt expense due to improving economic conditions.

Other depreciation and amortization. Other depreciation and amortization expense was $4.1 million for the three months ended June 30, 2021 as compared to $4.1 million for the three months ended June 30, 2020.

Other expense, net. Other expense, net was $0.4 million for the three months ended June 30, 2021 as compared to $0.4 million for the three months ended June 30, 2020.

Interest expense, net. Interest expense, net was $9.7 million for the three months ended June 30, 2021 as compared to $10.2 million for the three months ended June 30, 2020. The change in interest expense is driven by a reduction of the interest on the New ABL facility as a result of a lower outstanding balance.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $2.1 million for the three months ended June 30, 2021 as compared to ($0.5) million for the three months ended June 30, 2020.

Income tax benefit.  Income tax benefit was ($0.1) million for the three months ended June 30, 2021 as compared to a benefit of ($2.4) million for the three months ended June 30, 2020. The decrease in income tax benefit is primarily attributable to the decrease in loss before taxes for the three months ended June 30, 2021.

Consolidated Results of Operations for the six months ended June 30, 2021 and 2020 (as restated)

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:		(Restated)
Services income	$86,585	$79,195	$7,390	9%
Specialty rental income	32,448	29,551	2,897	10%
Construction fee income	1,445	16,528	(15,083)	(91)%
Total revenue	120,478	125,274	(4,796)	(4)%
Costs:
Services	48,771	60,466	(11,695)	(19)%
Specialty rental	6,829	4,304	2,525	59%
Depreciation of specialty rental assets	26,348	25,162	1,186	5%
Gross Profit	38,530	35,342	3,188	9%
Selling, general and administrative	23,009	20,092	2,917	15%
Other depreciation and amortization	8,092	8,214	(122)	(1)%
Other expense (income), net	690	(569)	1,259	(221)%
Operating income	6,739	7,605	(866)	(11)%
Interest expense, net	19,594	20,200	(606)	(3)%
Change in fair value of warrant liabilities	2,720	(2,187)	4,907	(224)%
Loss before income tax	(15,575)	(10,408)	(5,167)	50%
Income tax benefit	(1,523)	(2,196)	673	(31)%
Net loss	$(14,052)	$(8,212)	$(5,840)	71%

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Total Revenue. Total revenue was $120.5 million for the six months ended June 30, 2021 and consisted of $86.6 million of services income, $32.4 million of specialty rental income, and $1.4 million of construction fee income. Total revenues for the six months ended June 30, 2020 was $125.3 million which consisted of $79.2 million of services income, $29.6 million of specialty rental income and $16.5 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the increase in services income revenue year over year was the growth in the Government segment partially offset by a reduction of customer activity in the Hospitality & Facilities Services - South and the Hospitality & Facilities Services - Midwest segments, due to the effects of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020.  However, as noted previously, we experienced a meaningful increase in customer demand during the three months ended June 30, 2021, when compared to the three months ended June 30, 2020.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract.  Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned.

Specialty rental income increased as a result of the leasing revenue generated by the new Government contract entered into in March of 2021.

Cost of services. Cost of services was $48.8 million for the six months ended June 30, 2021 as compared to $60.5 million for the six months ended June 30, 2020.

The decrease in services costs is primarily due to lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021 driven by the Presidential Permit being revoked. Additionally, there was also a decrease in costs in the Hospitality & Facilities Services - South and Hospitality

& Facilities Services - Midwest segments driven by cost containment measures implemented in response to the decrease in utilization for the six months ended June 30, 2021 as compared to the same period in 2020.  These decreases were partially offset by an increase related to growth in the Government segment as mentioned above.

Specialty rental costs. Specialty rental costs were $6.8 million for the six months ended June 30, 2021 as compared to $4.3 million for the six months ended June 30, 2020. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.  This increase was partially offset with a decrease in specialty rental costs due to a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs, as it no longer meets the definition of a lease.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $26.3 million for the six months ended June 30, 2021 as compared to $25.2 million for the six months ended June 30, 2020.  This increase is primarily attributable to growth in the Government segment as noted above offset by a decrease in the Hospitality & Facilities Services - South segment due to transfer of assets from the Hospitality and Facilities Services - South segment to the Government segment to service the new Government segment contract.

Selling, general and administrative. Selling, general and administrative was $23.0 million for the six months ended June 30, 2021 as compared to $20.1 million for the six months ended June 30, 2020. The increase in selling, general and administrative expense of $2.9 million was primarily driven by and increases in labor costs and legal and other advisory fees primarily related to the previously announced non-binding proposal made by Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), to acquire all of the outstanding shares of common stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”).  On March 29, 2021, this Proposal was withdrawn and the Company does not expect to incur any further costs related to this Proposal.  These increases were partially offset by a decrease in bad debt expense as economic conditions improved.

Other depreciation and amortization. Other depreciation and amortization expense was $8.1 million for the six months ended June 30, 2021 as compared to $8.2 million for the six months ended June 30, 2020.

Other expense (income), net. Other expense (income), net was $0.7 million for the six months ended June 30, 2021 as compared to ($0.6) million for the six months ended June 30, 2020. This increase in expense was primarily driven by the prior year including insurance proceeds received for an involuntary asset conversion attributable to storm damage as well as related party reimbursement income, none of which recurred in the current year.

Interest expense, net. Interest expense, net was $19.6 million for the six months ended June 30, 2021 as compared to $20.2 million for the six months ended June 30, 2020. The change in interest expense is driven by a reduction of the interest on the New ABL facility as a result of a lower outstanding balance.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $2.7 million for the six months ended June 30, 2021 as compared to ($2.2) million for the six months ended June 30, 2020.

Income tax benefit.  Income tax benefit was ($1.5) million for the six months ended June 30, 2021 as compared to ($2.2) million for the six months ended June 30, 2020. The decrease in income tax benefit is primarily attributable to the decrease in loss before taxes for the six months ended June 30, 2021.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended June 30, 2021 and 2020.

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Government	$44,788	$16,671	$28,117	169%
Hospitality & Facilities Services - South	28,190	21,064	7,126	34%
Hospitality & Facilities Services - Midwest	730	366	364	99%
TCPL Keystone	933	15,394	(14,461)	(94)%
All Other	345	125	220	176%
Total Revenues	$74,986	$53,620	$21,366	40%

Adjusted Gross Profit
Government	$27,023	$12,909	$14,114	109%
Hospitality & Facilities Services - South	13,615	6,860	6,755	98%
Hospitality & Facilities Services - Midwest	(249)	(1,169)	920	(79)%
TCPL Keystone	604	2,054	(1,450)	(71)%
All Other	(16)	(194)	178	(92)%
Total Adjusted Gross Profit	$40,977	$20,460	$20,517	100%

Average Daily Rate
Government	$76.12	$74.58	$1.54
Hospitality & Facilities Services - South	$73.87	$88.65	$(14.78)
Hospitality & Facilities Services - Midwest	$67.55	$70.26	$(2.71)
Total Average Daily Rate	$75.15	$81.72	$(6.57)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $44.8 million the three months ended June 30, 2021, as compared to $16.7 million for the three months ended June 30, 2020.

Adjusted gross profit for the Government segment was $27.0 million for the three months ended June 30, 2021, as compared to $12.9 million for the three months ended June 30, 2020.

Revenue increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned. This increase was partially offset by lower non-cash deferred revenue amortization on a legacy contract, driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021. The increase in adjusted gross profit of $14.1 million was driven by the new contract partially offset by the decrease in non-cash deferred revenue discussed above.

Hospitality & Facilities Services - South

Revenue for the Hospitality & Facilities Services - South segment was $28.2 million for the three months ended June 30, 2021, as compared to $21.1 million for the three months ended June 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - South segment was $13.6 million for the three months ended June 30, 2021, as compared to $6.9 million for the three months ended June 30, 2020.

The increase in revenue of $7.1 million and increase in adjusted gross profit of $6.7 million is primarily attributable to an increase in utilization driven by a meaningful increase in customer demand.

Hospitality & Facilities Services - Midwest

Revenue for the Hospitality & Facilities Services - Midwest segment was $0.7 million for the three months ended June 30, 2021, as compared to $0.4 million for the three months ended June 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - Midwest segment was ($0.2) million for the three months ended June 30, 2021, as compared to ($1.2) million for the three months ended June 30, 2020.

The increase in revenue of $0.3 million and increase in adjusted gross profit of $1.0 million was primarily attributable to an increase in utilization.

TCPL Keystone

Revenue for the TCPL Keystone segment was $0.9 million for the three months ended June 30, 2021, as compared to $15.4 million for the three months ended June 30, 2020.

Adjusted gross profit for the TCPL Keystone segment was $0.6 million for the three months ended June 30, 2021, as compared to $2.1 million for the three months ended June 30, 2020.

The decrease in revenue in 2021 compared to 2020 was due to the project being suspended at the end of January 2021 and subsequently cancelled in June 2021. We anticipate revenue in this segment to be substantially eliminated prospectively.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,		Amount of Increase	Percentage Change Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Government	$62,827	$33,263	$29,564	89%
Hospitality & Facilities Services - South	53,283	70,195	(16,912)	(24)%
Hospitality & Facilities Services - Midwest	1,327	4,551	(3,224)	(71)%
TCPL Keystone	2,403	16,528	(14,125)	(85)%
All Other	638	737	(99)	(13)%
Total Revenues	$120,478	$125,274	$(4,796)	(4)%

Adjusted Gross Profit
Government	$40,826	$24,488	$16,338	67%
Hospitality & Facilities Services - South	24,274	33,653	(9,379)	(28)%
Hospitality & Facilities Services - Midwest	(798)	235	(1,033)	(439)%
TCPL Keystone	811	2,393	(1,582)	(66)%
All Other	(235)	(265)	30	(11)%
Total Adjusted Gross Profit	$64,878	$60,504	$4,374	7%

Average Daily Rate
Government	$72.59	$74.68	$(2.09)
Hospitality & Facilities Services - South	$73.99	$81.82	$(7.83)
Hospitality & Facilities Services - Midwest	$65.96	$77.02	$(11.06)
Total Average Daily Rate	$73.15	$79.07	$(5.92)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $62.8 million for the six months ended June 30, 2021, as compared to $33.3 million for the six months ended June 30, 2020.

Adjusted gross profit for the Government segment was $40.8 million for the six months ended June 30, 2021, as compared to $24.5 million for the six months ended June 30, 2020.

Revenue increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned. This increase was partially offset by lower non-cash deferred revenue amortization on a legacy contract, driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021. The increase in adjusted gross profit of $16.3 million was driven by the new contract partially offset by the decrease in non-cash deferred revenue discussed above.

Hospitality & Facilities Services - South

Revenue for the Hospitality & Facilities Services - South segment was $53.3 million for the six months ended June 30, 2021, as compared to $70.2 million for the six months ended June 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - South segment was $24.3 million for the six months ended June 30, 2021, as compared to $33.7 million for the six months ended June 30, 2020.

The decrease in revenue of $16.9 million and decrease in adjusted gross profit of $9.4 million is primarily attributable to a decrease in utilization due to the impacts of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020.  However, as noted previously, this segment experienced a meaningful increase in customer demand during the three months ended June 30, 2021, when compared to the three months ended June 30, 2020.

Hospitality & Facilities Services - Midwest

Revenue for the Hospitality & Facilities Services - Midwest segment was $1.3 million for the six months ended June 30, 2021, as compared to $4.6 million for the six months ended June 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - Midwest segment was ($0.8) million for the six months ended June 30, 2021, as compared to $0.2 million for the six months ended June 30, 2020.

The decrease in revenue of $3.3 million and decrease in adjusted gross profit of $1.0 million was primarily driven by a decrease in utilization due to the impacts of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020.  However, as noted previously, this segment experienced an increase in customer demand during the three months ended June 30, 2021, when compared to the three months ended June 30, 2020.

TCPL Keystone

Revenue for the TCPL Keystone segment was $2.4 million for the six months ended June 30, 2021, as compared to $16.5 million for the six months ended June 30, 2020.

Adjusted gross profit for the TCPL Keystone segment was $0.8 million for the six months ended June 30, 2021, as compared to $2.4 million for the six months ended June 30, 2020.

The decrease in revenue in 2021 compared to 2020 was due to the project being suspended at the end of January 2021 and subsequently cancelled in June 2021. We anticipate revenue in this segment to be substantially eliminated prospectively.

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

Capital Requirements

During for the six months ended June 30, 2021 we incurred $15.3 million in capital expenditures. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
	2021	2020

Net cash provided by operating activities	$59,441	$25,359
Net cash used in investing activities	(14,211)	(11,761)
Net cash used in financing activities	(45,775)	(441)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(512)	$13,142

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Cash flows provided by operating activities. Net cash provided by operating activities was $59.4 million for the six months ended June 30, 2021 compared to net cash provided by operating activities of $25.4 million for the six months ended June 30, 2020.

The current period is up by approximately $34.0 million when compared to 2020 driven primarily by an increase in cash collections resulting from growth in the Government segment.

Cash flows used in investing activities. Net cash used in investing activities was $14.2 million for the six months ended June 30, 2021 compared to $11.8 million for the six months ended June 30, 2020. This increase was primarily related to an increase in capital expenditures driven by growth in the Government segment.

Cash flows used in financing activities. Net cash flows used in financing activities was $45.8 million for the six months ended June 30, 2021 compared to $0.4 million for the six months ended June 30, 2020. The increase in cash used in financing activities primarily reflects the increase in principal payments on borrowings from the ABL in the current period.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of June 30, 2021 consisted of approximately $0.4 million of capital leases related primarily to vehicles and approximately $0.7 million related to insurance financing obligations. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%.  The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.4 million that began on December 1, 2020.

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of approximately $0.9 million of capital leases and $2.9 million related to insurance financing obligations.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “New ABL Facility”). Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  During the six months ended June 30, 2021, the Company repaid a net amount of $43 million of borrowings under the New ABL Facility from excess cash available which reduced the outstanding balance to $5 million as of June 30, 2021. The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the six months ended June 30, 2021, we had two customers, who accounted for 29% and 23% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 15% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2021.

Our two largest customers for the six months ended June 30, 2020 accounted for 27% and 13% of revenues, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 27% and 20% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of June 30, 2020.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the six months ended June 30, 2021, we had two major suppliers representing 23.1% and 19.8% of goods purchased, respectively. For the six months ended June 30, 2020, one major supplier represented 43% of goods purchased.

We provide services almost entirely to customers in the governmental and geographically remote workforces and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of June 30, 2021:

Contractual Obligations	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Capital lease and other financing obligations	$1,151	$1,072	$79	$—	$—
Asset retirement obligations	3,304	—	—	746	2,558
Interest payments(1)	96,900	16,150	64,600	16,150	—
New ABL Facility	5,000	—	5,000	—	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$446,355	$17,222	$69,679	$356,896	$2,558

(1)	Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $96.9 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $5.8 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $4.4 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments at June 30, 2021 by year and in the aggregate, under non-cancelable operating leases are as follows:

Rest of 2021	$4,796
2022	4,933
2023	3,190
2024	2,018
2025	85
Total	$15,022

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of our 2020 Form 10-K/A. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three and six months ended June 30, 2021, to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges.
●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Proposal in the current period as well as the warrant restatement. The prior period primarily included residual tax advisory filing related expenses associated with the Business Combination.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.

●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross Profit	$27,069	$8,194	$38,530	$35,342
Depreciation of specialty rental assets	13,908	12,266	26,348	25,162
Adjusted gross profit	$40,977	$20,460	$64,878	$60,504

The following table presents a reconciliation of Target Hospitality’s consolidated net loss to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(912)	$(13,667)	$(14,052)	$(8,212)
Income tax benefit	(60)	(2,429)	(1,523)	(2,196)
Interest expense, net	9,744	10,178	19,594	20,200
Other depreciation and amortization	4,096	4,098	8,092	8,214
Depreciation of specialty rental assets	13,908	12,266	26,348	25,162
EBITDA	26,776	10,446	38,459	43,168

Adjustments
Other expense (income), net	444	729	689	(5)
Transaction expenses	332	332	1,149	356
Stock-based compensation	1,436	1,038	2,235	1,922
Change in fair value of warrant liabilities	2,080	(533)	2,720	(2,187)
Other adjustments	872	1,351	2,649	2,460
Adjusted EBITDA	$31,940	$13,363	$47,901	$45,714

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$59,441	$25,359
Less: Maintenance capital expenditures for specialty rental assets	(3,066)	(695)
Discretionary cash flows	$56,375	$24,664

Purchase of specialty rental assets	(14,107)	(12,310)
Purchase of property, plant and equipment	(104)	(70)
Receipt of insurance proceeds	—	619
Net cash used in investing activities	$(14,211)	$(11,761)

Proceeds from borrowings on finance and capital lease obligations	—	10,151
Principal payments on finance and capital lease obligations	(2,690)	(10,115)
Principal payments on borrowings from ABL	(65,000)	(37,500)
Proceeds from borrowings on ABL	22,000	42,500
Purchase of treasury stock	—	(5,318)
Restricted shares surrendered to pay tax liabilities	(85)	(159)
Net cash used in financing activities	$(45,775)	$(441)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our New ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2021, we had $5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.1 million annually, based on our floating-rate debt obligations and interest rates in effect as June 30, 2021.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as June 30, 2021, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2021 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1*	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: August 11, 2021	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer