Form 10-Q
period 2021-09-30
Target Hospitality Corp.
filed 2021-11-12
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 101,837,297 shares of Common Stock, par value $0.0001 per share, outstanding as of November 8, 2021.

Target Hospitality Corp.

FORM 10-Q

September 30, 2021

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$30,641	$6,979
Accounts receivable, less allowance for doubtful accounts of $1,089 and $2,977, respectively	33,373	28,183
Prepaid expenses and other assets	5,765	7,195
Related party receivable	—	1,205
Total current assets	69,779	43,562

Specialty rental assets, net	294,372	311,487
Other property, plant and equipment, net	10,192	11,019
Goodwill	41,038	41,038
Other intangible assets, net	92,153	103,121
Deferred tax asset	15,984	15,179
Deferred financing costs revolver, net	2,477	3,422
Other non-current assets	3,961	5,409
Total assets	$529,956	$534,237

Liabilities
Current liabilities:
Accounts payable	$12,321	$10,644
Accrued liabilities	21,215	24,699
Deferred revenue and customer deposits	60,986	6,619
Current portion of capital lease and other financing obligations (Note 8)	148	3,571
Total current liabilities	94,670	45,533

Other liabilities:
Long-term debt (Note 8):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(1,847)	(2,319)
Less: unamortized term loan deferred financing costs	(8,908)	(11,182)
Long-term debt, net	329,245	326,499
Revolving credit facility (Note 8)	—	48,000
Long-term capital lease and other financing obligations	—	269
Other non-current liabilities	1,569	479
Deferred revenue and customer deposits	6,857	11,752
Asset retirement obligations	2,036	2,284
Warrant liabilities	2,133	533
Total liabilities	436,510	435,349

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 106,252,064 issued and 101,837,297 outstanding as of September 30, 2021 and 105,585,682 issued and 101,170,915 outstanding as of December 31, 2020.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of September 30, 2021 and December 31, 2020, respectively.	(23,559)	(23,559)
Additional paid-in-capital	108,511	106,551
Accumulated other comprehensive loss	(2,461)	(2,434)
Accumulated earnings	10,945	18,320
Total stockholders' equity	93,446	98,888
Total liabilities and stockholders' equity	$529,956	$534,237

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:		(Restated)		(Restated)
Services income	$57,221	$24,331	$143,806	$103,526
Specialty rental income	22,099	12,827	54,547	42,379
Construction fee income	9,849	11,105	11,294	27,634
Total revenue	89,169	48,263	209,647	173,539
Costs:
Services	37,064	21,990	85,835	82,456
Specialty rental	4,203	2,560	11,032	6,864
Depreciation of specialty rental assets	14,294	11,995	40,642	37,158
Gross profit	33,608	11,718	72,138	47,061
Selling, general and administrative	12,827	8,508	35,835	28,599
Other depreciation and amortization	4,008	4,341	12,100	12,555
Other expense (income), net	91	(183)	781	(752)
Operating income (loss)	16,682	(948)	23,422	6,659
Interest expense, net	9,465	9,913	29,058	30,113
Change in fair value of warrant liabilities	(1,120)	(267)	1,600	(2,453)
Income (loss) before income tax	8,337	(10,594)	(7,236)	(21,001)
Income tax expense (benefit)	1,662	(2,991)	139	(5,187)
Net income (loss)	6,675	(7,603)	(7,375)	(15,814)
Other comprehensive income (loss)
Foreign currency translation	(15)	89	(27)	23
Comprehensive income (loss)	$6,660	$(7,514)	$(7,402)	$(15,791)

Weighted average number shares outstanding - basic and diluted	96,814,970	96,138,459	96,539,703	95,997,647

Net income (loss) per share - basic and diluted	$0.07	$(0.08)	$(0.08)	$(0.16)

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2019, as restated	100,840,162	$10	4,414,767	$(23,559)	$103,178	$(2,558)	$43,451	$120,522
Net income	—	—	—	—	—	—	5,454	5,454
Stock-based compensation	83,831	—	—	—	884	—	—	884
Shares used to settle payroll tax withholding	—	—	—	—	(83)	—	—	(83)
Cumulative translation adjustment	—	—	—	—	—	(111)	—	(111)
Balances at March 31, 2020, as restated	100,923,993	$10	4,414,767	$(23,559)	$103,979	$(2,669)	$48,905	$126,666

Net loss	—	—	—	—	—	—	(13,667)	(13,667)
Stock-based compensation	184,224	—	—	—	1,038	—	—	1,038
Shares used to settle payroll tax withholding	—	—	—	—	(74)	—	—	(74)
Cumulative translation adjustment	—	—	—	—	—	45	—	45
Balances at June 30, 2020, as restated	101,108,217	$10	4,414,767	$(23,559)	$104,943	$(2,624)	$35,238	$114,008

Net loss	—	—	—	—	—	—	(7,603)	(7,603)
Stock-based compensation	97,415	—	—	—	886	—	—	886
Shares used to settle payroll tax withholding	—	—	—	—	(47)	—	—	(47)
Cumulative translation adjustment	—	—	—	—	—	89	—	89
Balances at September 30, 2020, as restated	101,205,632	$10	4,414,767	$(23,559)	$105,782	$(2,535)	$27,635	$107,333

Balances at December 31, 2020, as restated	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888
Net loss	—	—	—	—	—	—	(13,138)	(13,138)
Shares used to settle payroll tax withholding	—	—	—	—	(51)	—	—	(51)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Stock-based compensation	65,338	—	—	—	761	—	—	761
Balances at March 31, 2021	101,236,253	$10	4,414,767	$(23,559)	$107,261	$(2,453)	$5,182	$86,441

Net loss	—	—	—	—	—	—	(912)	(912)
Shares used to settle payroll tax withholding	—	—	—	—	(34)	—	—	(34)
Cumulative translation adjustment	—	—	—	—	—	7	—	7
Stock-based compensation	591,284	—	—	—	697	—	—	697
Balances at June 30, 2021	101,827,537	$10	4,414,767	$(23,559)	$107,924	$(2,446)	$4,270	$86,199

Net income	—	—	—	—	—	—	6,675	6,675
Shares used to settle payroll tax withholding	—	—	—	—	(13)	—	—	(13)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)
Stock-based compensation	9,760	—	—	—	600	—	—	600
Balances at September 30, 2021	101,837,297	$10	4,414,767	$(23,559)	$108,511	$(2,461)	$10,945	$93,446

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:		(Restated)
Net loss	$(7,375)	$(15,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,774	38,636
Amortization of intangible assets	10,968	11,077
Accretion of asset retirement obligation	(248)	(285)
Amortization of deferred financing costs	3,220	2,914
Amortization of original issue discount	472	408
Change in fair value of warrant liabilities	1,600	(2,453)
Stock-based compensation expense	3,600	2,822
(Gain) loss on disposal of specialty rental assets and other property, plant and equipment	382	(91)
Gain on involuntary conversion	—	(619)
Deferred income taxes	(805)	(5,776)
Provision for loss on receivables, net of recoveries	1,394	3,099
Changes in operating assets and liabilities
Accounts receivable	(6,595)	11,906
Related party receivable	1,224	12
Prepaid expenses and other assets	1,430	(323)
Accounts payable and other accrued liabilities	(2,455)	(8,643)
Deferred revenue and customer deposits	49,472	(7,089)
Other non-current assets and liabilities	1,389	(1,189)
Net cash provided by operating activities	99,447	28,592
Cash flows from investing activities:
Purchase of specialty rental assets	(23,707)	(11,601)
Purchase of property, plant, and equipment	(301)	(182)
Receipt of insurance proceeds	—	619
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	876
Net cash used in investing activities	(24,008)	(10,288)
Cash flows from financing activities:
Principal payments on finance and capital lease obligations	(3,693)	(10,654)
Proceeds from borrowings on finance and capital lease obligations	—	10,151
Principal payments on borrowings from ABL	(76,000)	(52,500)
Proceeds from borrowings on ABL	28,000	42,500
Restricted shares surrendered to pay tax liabilities	(99)	(206)
Purchase of treasury stock	—	(5,318)
Net cash used in financing activities	(51,792)	(16,027)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	(14)

Net increase in cash, cash equivalents and restricted cash	23,662	2,263
Cash, cash equivalents and restricted cash - beginning of period	6,979	6,839
Cash, cash equivalents and restricted cash - end of period	$30,641	$9,102

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(209)	$—

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$30,641	$9,102
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$30,641	$9,102

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the restatement discussed below, necessary for a fair statement of financial position as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The consolidated balance sheet as of December 31, 2020, was derived from the audited consolidated balance sheets of Target Hospitality Corp. but does not contain all of the footnote disclosures from those annual financial statements.

Restatement of Previously Issued Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the 2020 Form 10-K/A.

As previously disclosed in the 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting. We have restated herein our consolidated financial statements as of and for the quarter and period ended September 30, 2020. We have also restated related amounts within the accompanying footnotes to the consolidated financial statements. The impact of this restatement on the financial statements for the three and nine months ended September 30, 2020 was a decrease to net loss of approximately $0.3 million and $2.5 million, respectively.

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

Recent Developments – COVID-19 and Disruption to Global Demand

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business in 2020.  Prior to March 2020, the Company’s results of operations were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  The COVID-19 pandemic has not impacted the Company’s ability to operate nor has it materially disrupted the Company’s supply chain, disrupted service, or caused a shortage of critical products at our communities. However, the situation surrounding COVID-19 and the decrease in global economic demand had a material adverse impact on the Company’s operating results, as a result of which the Company implemented several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company temporarily closed and consolidated several communities in the Hospitality & Facilities Services - South segment and in May of 2020, the Company temporarily closed all communities in the Hospitality & Facilities Services - Midwest segment. The Company began re-opening communities in both the Hospitality & Facilities Services - South and Midwest segments in July of 2020 as customer activity levels began to increase.  Additionally, the Company executed contract modifications with several customers resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balanced average daily rates with contract term and positions the Company to take advantage of a more balanced market. Overall, the Company has experienced a positive recovery from the lows of 2020 with consistent improvement in customer demand within the Hospitality and Facilities Services – South segment and significant growth in the Government segment.

There have been significant changes to the global economic situation and to public securities markets as a result of  COVID-19. Although vaccines have become available for COVID-19, surfacing of virus variants has added a degree of uncertainty to the continuing global impact of COVID-19, which could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. It is possible that these changes could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived and other intangible assets in relation to potential impairment and the allowance for doubtful accounts.

As a result of the impact of COVID-19 and the disruption to the global economy, in the first quarter of 2020 we also concluded a trigger event had occurred and we tested our long-lived and intangible assets, including goodwill, for impairment.  Based upon our impairment assessments, which utilized the Company’s current long-term projections, we determined the carrying amount of these assets were not impaired.  During the third quarter of 2021, we did not identify further triggers or indicators of impairment and therefore did not perform a quantitative impairment test.

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, included provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the three and nine months ended September 30, 2021 and 2020.

2. Revenue

Total revenue recognized under Topic 606 was $155.1 million and $131.2 million for the nine months ended September 30, 2021 and 2020, respectively, while specialty rental income was $54.5 million and $42.4 million subject to the guidance of ASC 840 for the nine months ended September 30, 2021 and 2020, respectively. Total revenue recognized under Topic 606 was $67.1 million and $35.4 million for the three months ended September 30, 2021 and 2020, respectively, while specialty rental income was $22.1 million and $12.8 million subject to the guidance of ASC 840 for the three months ended September 30, 2021 and 2020, respectively.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: Hospitality & Facilities Services - South, Hospitality & Facilities Services - Midwest, Government, TCPL Keystone, and All Other for the dates indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Hospitality & Facilities Services - South
Services income	$28,732	$16,236	$77,729	$77,863
Total Hospitality & Facilities Services - South revenues	28,732	16,236	77,729	77,863

Hospitality & Facilities Services - Midwest
Services income	$1,266	$1,154	$2,593	$5,705
Total Hospitality & Facilities Services - Midwest revenues	1,266	1,154	2,593	5,705

Government
Services income	$26,663	$6,169	$61,329	$18,448
Total Government revenues	26,663	6,169	61,329	18,448

TCPL Keystone
Services income	$31	$493	$989	$493
Construction fee income	9,849	11,105	11,294	27,634
Total TCPL Keystone revenues	9,880	11,598	12,283	28,127

All Other
Services income	$529	$279	$1,166	$1,017
Total All Other revenues	529	279	1,166	1,017

Total revenues	$67,070	$35,436	$155,100	$131,160

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy (the “Termination and Settlement Agreement”), which effectively terminated the Company’s contract with TC Energy that was originated in 2013. The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments). Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee of approximately $5 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement.  All such revenue is recognized in construction fee income within the TCPL Keystone segment included in the above table as well as in the accompanying consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021. No further revenue will be generated from the 2013 contract and as of September 30, 2021, there are no unrecognized deferred revenue amounts or costs for incomplete projects related to this contract following such termination.

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

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Nine Months Ended
	September 30,
	2021	2020
Balances at Beginning of the Period	$18,371	$26,199
Additions to deferred revenue	125,592	7,866
Revenue recognized	(76,120)	(14,956)
Balances at End of the Period	$67,843	$19,109

As of September 30, 2021, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2021	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of September 30, 2021	$33,059	$48,519	$18,699	$18,748	$18,699	$13,987	$151,711

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	September 30,	December 31,
	2021	2020
Specialty rental assets	$571,965	$547,375
Construction-in-process	4,844	5,828
Less: accumulated depreciation	(282,437)	(241,716)
Specialty rental assets, net	$294,372	$311,487

Depreciation expense related to specialty rental assets was $40.6 million and $37.2 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss). For the three months ended September 30, 2021 and 2020, depreciation expense of specialty rental assets was $14.3 and $12.0 million, respectively.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	September 30,	December 31,
	2021	2020
Land	$9,163	$9,163
Buildings and leasehold improvements	185	115
Machinery and office equipment	1,217	1,072
Software and other	3,838	3,752
	14,403	14,102
Less: accumulated depreciation	(4,211)	(3,083)
Total other property, plant and equipment, net	$10,192	$11,019

Depreciation expense related to other property, plant and equipment was $1.1 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).  For the three months ended September 30, 2021 and 2020, depreciation expense related to other property, plant and equipment was $0.4 million and $0.7 million, respectively.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the Hospitality and Facilities Services – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

Hospitality and Facilities Services - South
Balance at January 1, 2020	$41,038
Changes in Goodwill	-
Balance at December 31, 2020	41,038
Changes in Goodwill	-
Balance at September 30, 2021	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	September 30, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.8	$128,907	$(53,154)	$75,753
Total		128,907	(53,154)	75,753
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(53,154)	$92,153

	December 31, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.4	$128,907	$(42,186)	$86,721
Total		128,907	(42,186)	86,721
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(42,186)	$103,121

For the nine months ended September 30, 2021 and 2020, amortization expense related to intangible assets was $11.0 million and $11.1 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended September 30, 2021 and 2020, amortization expense related to intangible assets was $3.6 million and $3.7 million, respectively.

The estimated aggregate amortization expense as of September 30, 2021 for each of the next five years and thereafter is as follows:

Rest of 2021	$3,687
2022	13,302
2023	12,881
2024	12,881
2025	12,881
Thereafter	20,121
Total	$75,753

6. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	September 30,	December 31,
	2021	2020
Cloud computing implementation costs	$7,198	$7,094
Less: accumulated amortization	(3,303)	(1,685)
Other non-current assets	$3,895	$5,409

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.6 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss. For the three months ended September 30, 2021 and 2020, amortization expense related to other non-current assets was approximately $0.6 million and $0.5 million, respectively.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	September 30,	December 31,
	2021	2020
Employee accrued compensation expense	$9,767	$6,177
Other accrued liabilities	9,976	8,873
Accrued interest on debt	1,472	9,649
Total accrued liabilities	$21,215	$24,699

Other accrued liabilities in the above table relates primarily to accrued utilities, rent, real estate and sales taxes, state income taxes, liability-based stock compensation awards (see Note 16), and other accrued operating expenses.

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$1,847	$8,908

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

The Notes are unconditionally guaranteed by Topaz and each of Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note Guarantors are either borrowers or guarantors under the New ABL Facility (as defined below). To the extent lenders under the New ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the New ABL Facility.

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

In connection with the issuance of the Notes, there was an original issue discount of approximately $3.3 million and the unamortized balance of approximately $1.8 million is presented on the face of the consolidated balance sheet as of September 30, 2021 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of September 30, 2021 consisted of approximately $0.1 million of capital leases related primarily to vehicles. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%. The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement required 9 monthly payments of approximately $0.4 million that began on December 1, 2020 and ended on August 1, 2021 when the obligation was repaid.

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

	September 30,	December 31,
	2021	2020
Capital lease and other financing obligations	$148	$3,840
ABL facility	—	48,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(1,847)	(2,319)
Less: unamortized term loan deferred financing costs	(8,908)	(11,182)
Total debt, net	329,393	378,339
Less: current maturities	(148)	(3,571)
Total long-term debt	$329,245	$374,768

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest incurred on capital lease and other financing obligations	$5	$30	$51	$98
Interest expense incurred on ABL facilities and Notes	8,201	8,722	25,315	26,693
Amortization of deferred financing costs on ABL facilities and Notes	1,097	1,016	3,220	2,914
Amortization of original issue discount on Notes	162	145	472	408
Interest expense, net	$9,465	$9,913	$29,058	$30,113

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the unaudited consolidated balance sheet as of September 30, 2021. Accumulated amortization expense related to the deferred financing costs was approximately $7.0 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively. Accumulated amortization of the original issue discount was approximately $1.5 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

Accumulated amortization related to revolver deferred financing costs for the ABL facilities was approximately $3.2 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and nine months ended September 30, 2021 and 2020, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below. The schedule of future maturities as of September 30, 2021, consists of the following:

Rest of 2021	$69
2022	79
2023	—
2024	340,000
Total	$340,148

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately $1.6 million and ($2.5) million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, the change in the estimated fair value of the Private Warrants resulted in a gain of approximately ($1.1) million and ($0.3) million, respectively. As of September 30, 2021, and 2020, 5,333,334 Private Warrants were outstanding, which expire no later than five years after the completion of the Business Combination (March 15, 2024) if they remain unredeemed.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	September 30,	December 31,
	2021	2020 (Restated)
Warrant liabilities	$2,133	$533
Total	$2,133	$533

10. Income Taxes

Income tax expense (benefit) was approximately $0.1 million and ($5.2) million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, income tax expense (benefit) was $1.7 million and ($3.0) million, respectively. The effective tax rate for the three months ended September 30, 2021 and 2020, was 19.9% and 28.2%, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020, was (1.9)% and 24.7%, respectively. The fluctuation in the rate for the nine months ended September 30, 2021 and 2020 results primarily from the relationship of year-to-date loss before income tax for the nine months ended September 30, 2021 and 2020

The effective tax rate for the nine months ended September 30, 2021 significantly differs from the US federal statutory rate of 21% primarily due to the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants as well as the impact of state tax expense based off of gross receipts.

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

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments. The fair value of the ABL facility is primarily based upon observable market data, such as market interest rates, for similar debt. The fair value of the Notes is based upon observable market data.

The Company measured the Private Warrant liabilities at fair value on a recurring basis at each reporting period end as more fully discussed below. Changes in the fair value of the Private Warrants at each reporting period end date were recognized within the accompanying consolidated statement of comprehensive income (loss) in the change in fair value of warrant liabilities.

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	September 30, 2021		December 31, 2020
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facility (See Note 8) - Level 2	$—	$—	$(48,000)	$(48,000)
Senior Secured Notes (See Note 8) - Level 1	$(329,245)	$(347,480)	$(326,499)	$(300,900)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of September 30, 2021 and December 31, 2020. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.40 and $0.10 as of September 30, 2021 and December 31, 2020, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		September 30,	December 31,
		2021	2020
Exercise Price		$11.50	$11.50
Stock Price		$3.73	$1.58
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		2.46	3.20
Risk-Free Interest Rate	%	0.39%	0.19
Expected Volatility	%	64.00%	68.00
Per Share Value of Warrants		$0.40	$0.10

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021:

Private Placement Warrants
Balance at December 31, 2020 (as Restated)	$533
Change in fair value of warrant liabilities	640
Balance at March 31, 2021	1,173
Change in fair value of warrant liabilities	2,080
Balance at June 30, 2021	3,253
Change in fair value of warrant liabilities	(1,120)
Balance at September 30, 2021	$2,133

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Related Parties

During the nine months ended September 30, 2021 and 2020 the Company incurred $0.6 million and $0.8 million, respectively, in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss. For the three months ended September 30, 2021 and 2020, the Company incurred $0.2 million and $0.2 million in commissions, respectively. At September 30, 2021 and December 31, 2020, the Company accrued $0.3 million and $0.3 million, respectively, for these commissions.

14. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net income was recorded for the three months ended September 30, 2021 and a net loss was recorded for the three months ended September 30, 2020. A net loss was recorded for the nine months ended September 30, 2021 and 2020. The following table presents basic and diluted EPS (LPS) for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Numerator		(Restated)		(Restated)
Net income (loss) attributable to Common Stockholders	$6,675	$(7,603)	$(7,375)	$(15,814)

Denominator
Weighted average shares outstanding - basic and diluted	96,814,970	96,138,459	96,539,703	95,997,647

Net income (loss) per share - basic and diluted	$0.07	$(0.08)	$(0.08)	$(0.16)

5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow concurrent with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the EPS (LPS) calculations.

The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s common stock for the three and nine months ended September 30, 2020 were excluded from the computation of EPS (LPS) because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 16, RSUs and stock options were outstanding for the three and nine months ended September 30, 2021. These RSUs and stock options were excluded from the computation of EPS (LPS) because their effect would have been anti-dilutive.

Shares of treasury stock have been excluded from the computation of EPS (LPS).

15. Stockholders’ Equity

Common Stock

As of September 30, 2021, and December 31, 2020, Target Hospitality had 106,252,064 and 105,585,682 shares of Common Stock, par value $0.0001 per share issued with 101,837,297 and 101,170,915 outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the earnout agreement entered into at the closing of the Business Combination by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2021, no preferred shares were issued and outstanding.

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

As of September 30, 2021, the Company had 10,833,316 Public Warrants issued and outstanding.

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

The RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) 50% of the restricted stock units (each an “RSU”) will vest on the second grant date anniversary and 50% of the RSUs will vest on the third grant date anniversary and (y) if the participant’s employment or service terminates due to Retirement (as defined in the Plan), and the participant has been continuously employed by the Company for at least twelve months following the grant date, then a pro-rata portion of the participant’s RSUs scheduled to vest on the next following vesting date shall vest on his or her termination date based on completed calendar months since either (a) the grant date or (b) the initial vesting date, as applicable.

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

Additionally, on May 18, 2021, the Company awarded an aggregate of 326,926-time-based RSUs to each of the Company’s non-employee directors, which vest on the first grant date anniversary or, if earlier, the date of the 2022 Annual Meeting of the Stockholders.

For the nine months ended September 30, 2021, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,124,762	$4.21
Granted	1,461,450	2.01
Vested	(654,068)	3.00
Forfeited	(1,606)	4.67
Balance at September 30, 2021	1,930,538	$2.95

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2021 and 2020, was approximately $2.1 million and $2.3 million, respectively, with an associated tax benefit of $0.5 million and $0.6 million, respectively. For the three months ended September 30, 2021 and 2020, stock-based compensation expense for RSUs was approximately $0.8 million and $0.7 million, respectively. At September 30, 2021, unrecognized compensation expense related to RSUs totaled approximately $5.0 million and is expected to be recognized over a remaining term of approximately 2.00 years.

Under the authoritative guidance for stock-based compensation, 582,096 of the RSUs granted during 2021 are considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. As such, the Company recognized a liability associated with these RSUs of approximately $0.6 million as of September 30, 2021, of which approximately $0.4 million is included in accrued liabilities and approximately $0.2 million is included in other non-current liabilities in the accompanying balance sheets.  The estimated fair value of these liability-based awards was $3.73/RSU as of September 30, 2021.  The fair value of these liability awards will be remeasured at each reporting period until the date of settlement.

Stock Option Awards

During nine months ended September 30, 2021 there were no new grants or other changes in the stock options outstanding.

546,272 stock options were exercisable at September 30, 2021.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2021 and 2020, was approximately $0.6 million and $0.5 million, respectively, with an associated tax benefit of $0.1 million and $0.1 million, respectively. For the three months ended September 30, 2021 and 2020, stock-based compensation expense was approximately $0.2 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At September 30, 2021, unrecognized compensation expense related to stock options totaled $1.6 million and is expected to be recognized over a remaining term of approximately 2.11 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited for the nine months ended September 30, 2021.

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

The following table summarizes SARs outstanding at September 30, 2021:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2020	-	$-	-
Granted	1,551,631	1.79	9.41
Outstanding SARs at September 30, 2021	1,551,631	$1.79	9.41

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, which is included in other non-current liabilities in the consolidated balance sheets, associated with its SARs of approximately $0.9 million as of September 30, 2021. These SARs were valued using the Black-Scholes option pricing model, the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The estimated fair value of each SAR as of September 30, 2021 was $2.92. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the nine months ended September 30, 2021, the Company recognized compensation expense related to these awards of approximately $0.9 million in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss). For the three months ended September 30, 2021, the Company recognized compensation expense related to these awards of approximately $0.4 million in selling, general, and administrative expense in the unaudited consolidated statement of comprehensive income (loss). At September 30, 2021, unrecognized compensation expense related to SARs totaled approximately $3.6 million and is expected to be recognized over a remaining term of approximately 2.41 years.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. No SARs were forfeited for the nine months ended September 30, 2021.

17. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the nine months ended September 30, 2021 and 2020, we recognized expense of $0.7 million and $0.6 million, respectively, related to these matching contributions. For the three months ended September 30, 2021 and 2020, we recognized expense of $0.2 million and $0.2 million, respectively.

18. Business Segments

During 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin will now be referred to as Hospitality & Facilities Services – South and Hospitality & Facilities Services – Midwest, respectively.  All other reportable segment names will remain unchanged.

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

TCPL Keystone – Segment operations consist primarily of revenue from the construction phase of the contract with TCPL. As a result of the Termination and Settlement Agreement discussed in Note 2, no further activity is expected in this segment.

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers located outside of the Hospitality & Facilities Services - South and Hospitality & Facilities Services - Midwest segments.

The table below presents information about reported segments for the three and nine months ended September 30 (except for asset information for 2020 that is presented as of December 31):

2021

	Hospitality & Facilities Services - South	Hospitality & Facilities Services - Midwest	Government	TCPL Keystone	All Other		Total
For the Nine Months Ended September 30, 2021
Revenue	$84,350	$2,593	$109,255	$12,283	$1,166	(a)	$209,647
Adjusted gross profit	$38,219	$(854)	$66,649	$9,140	$(374)		$112,780
Total Assets	$213,870	$44,580	$81,796	$3,072	$2,284		$345,602

For the Three Months Ended September 30, 2021
Revenue	$31,066	$1,266	$46,428	$9,880	$529		$89,169
Adjusted gross profit	$13,945	$(56)	$25,823	$8,329	$(139)		$47,902

2020

	Hospitality & Facilities Services - South	Hospitality & Facilities Services - Midwest	Government	TCPL Keystone	All Other		Total
For the Nine Months Ended September 30, 2020
Revenue	$89,163	$5,705	$49,527	$28,126	$1,018	(a)	$173,539
Adjusted gross profit	$42,257	$323	$37,701	$4,419	$(481)		$84,219
Total Assets (as of December 31, 2020)	$277,839	$51,782	$27,149	$3,543	$3,231		$363,544

For the Three Months Ended September 30, 2020
Revenue	$18,968	$1,154	$16,264	$11,598	$279		$48,263
Adjusted gross profit	$8,606	$87	$13,213	$2,027	$(220)		$23,713

(a)	Revenues are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(Restated)		(Restated)
Total reportable segment adjusted gross profit	$48,041	$23,933	$113,154	$84,700
Other adjusted gross profit	(139)	(220)	(374)	(481)
Depreciation and amortization	(18,302)	(16,336)	(52,742)	(49,713)
Selling, general, and administrative expenses	(12,827)	(8,508)	(35,835)	(28,599)
Other expense (income), net	(91)	183	(781)	752
Interest expense, net	(9,465)	(9,913)	(29,058)	(30,113)
Change in fair value of warrant liabilities	1,120	267	(1,600)	2,453
Consolidated income (loss) before income taxes	$8,337	$(10,594)	$(7,236)	$(21,001)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	September 30, 2021	December 31, 2020
Total reportable segment assets	$343,318	$360,313
Other assets	2,284	3,231
Other unallocated amounts	184,354	170,693
Total Assets	$529,956	$534,237

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	September 30, 2021	December 31, 2020
Total current assets	$69,779	$43,562
Other intangible assets, net	92,153	103,121
Deferred tax asset	15,984	15,179
Deferred financing costs revolver, net	2,477	3,422
Other non-current assets	3,961	5,409
Total other unallocated amounts of assets	$184,354	$170,693

19. Subsequent Events

On October 1, 2021, the Company purchased a group of assets consisting primarily of modular units from Civeo USA, LLC (“seller”) for $6.2 million, which was funded by cash on hand as of the acquisition date. These assets were previously leased from the seller to service the Company’s Government reportable segment, and effective with the purchase, the lease was terminated. These assets will continue to be used in the Company’s Government reportable segment. No personnel were assumed as a part of this transaction.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●	the duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact to global economic demand;

●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, government imposed vaccine mandates, and contract and supply chain disruptions;

●	operational, economic, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our inability to recognize deferred tax assets and tax loss carry forwards;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems and our ability to remediate material weaknesses;

●	fluctuations in the fair value of warrant liabilities;

●	our ability to meet our debt service requirements and obligations; and

●	risks related to Bidco’s obligations under the Notes (as defined below).

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

Executive Summary and Outlook

Target Hospitality Corp. is North America’s largest provider of vertically integrated modular accommodations and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of September 30, 2021, our network includes 26 communities to better serve our customers across the US.

COVID – 19 and Economic Update

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business in 2020. Prior to March 2020, the Company’s results of operations were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  The COVID-19 pandemic has not materially impacted the Company’s ability to operate nor has it materially disrupted the Company’s supply chain, disrupted service or caused a shortage of critical products at our communities.  However, the situation surrounding COVID-19 and the decrease in global economic demand had a material adverse impact on the Company’s operating results. There have been significant changes to the global economic situation and to public securities markets as a result of COVID-19.  A lack of widespread public acceptance of vaccines, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely accepted, surfacing of virus variants has added a degree of uncertainty to the continuing global impact of COVID-19.

The financial results for the third quarter of 2021 reflect reduced customer activity in the Hospitality & Facilities Services – South and Midwest segments as compared to pre-COVID-19 levels experienced in the first quarter of 2020. However, the Company did experience increases in demand for its hospitality and accommodation services compared to the lows experienced in the second and third quarter of 2020, including demand for the Company’s Hospitality & Facilities Services - South segment accommodations as customer activity levels continued to increase during the third quarter of 2021.

For the three months ended September 30, 2021, other key drivers of financial performance included:

●	Increased revenue of $40.9 million, or 85% compared to the same period in 2020, driven by an increase in services income revenue of approximately $32.9 million primarily due to additional revenue generated from growth in the Government segment as well as increase in customer demand in the Hospitality & Facilities Services – South segment.
●	Generated net income of approximately $6.7 million for the three months ended September 30, 2021, as compared to a net loss of approximately $7.6 million for the three months ended September 30, 2020, which is primarily attributable to the increase in revenue.
●	Generated consolidated Adjusted EBITDA of $37.5 million representing an increase of $20.5 million, or 120.7% as compared to the same period in 2020, driven primarily by the increase in revenue.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 68.6% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 31.4% of revenues were earned through leasing of lodging facilities (26.0%) and construction fee income (5.4%) for the nine months ended September 30, 2021. Our services include temporary living accommodations, catering food services, maintenance, housekeeping, grounds-keeping, on-site security, workforce community management, and laundry services. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company originated a contract in 2013 with TC Energy Pipelines (“TCPL”) to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognized revenue as costs were incurred in connection with the project under the percentage of completion method of accounting. One of these communities was completed and opened in September 2020 and subsequently closed in mid-December 2020.  The revenue recognized on the community post construction for the three and nine months ended September 30, 2021, was recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services. In January 2021, the TCPL project was suspended and subsequently cancelled in June 2021 due to the Keystone XL Presidential Permit being revoked.  Then on July 23, 2021, the Company executed the Termination and Settlement Agreement, which effectively terminated the Company’s contract with TC Energy that was originated in 2013.  No further revenue will be generated from the 2013 contract as a result of this termination.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of natural resource development activity in the Hospitality & Facilities Services - South and Hospitality & Facilities Services - Midwest segments, and the consumer price index impacting government contracts.

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

Segments

During 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin are now referred to as Hospitality & Facilities Services – South and Hospitality & Facilities Services – Midwest, respectively.  All other reportable segment names remain unchanged. We have identified four reportable business segments: Hospitality & Facilities Services - South, Hospitality & Facilities Services - Midwest, Government, and TCPL Keystone:

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

TCPL Keystone

The TCPL Keystone segment reflects initial preparatory work and plans for facilities and services provided in connection with the TCPL project. In January 2021, the TCPL project was suspended and subsequently cancelled in June 2021 due to the Keystone XL Presidential Permit being revoked. Then on July 23, 2021, the Company executed the Termination and Settlement Agreement, which effectively terminated the Company’s contract with TC Energy that was originated in 2013.  As a result of the Termination and Settlement Agreement, no further activity is expected in this segment.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Oil and Gas Price Volatility

The COVID-19 pandemic and the disruption in the oil and gas industry has had a material adverse effect on our business and results of operations. The financial results for the third quarter of 2021 reflect the reduced activity in the Hospitality & Facilities Services – South and Hospitality & Facilities Services - Midwest segments resulting from the negative effects of the oil and gas price volatility compounded by the effects of COVID-19 as these disruptions created significant challenges for our energy end-market customers.  This drove a significant reduction in our utilization in these segments during 2020, and, although we have experienced steady increases in utilization into the third quarter of 2021, such utilization levels have not yet reached pre-pandemic levels experienced during the first quarter of 2020.  During 2020, these events also impacted the liquidity of our energy end market customers resulting a greater level of bad debt expense during 2020.

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

In response to the SEC statement and as previously disclosed in the 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting for the Private Warrants. We have restated herein our consolidated financial results as of and for the three and nine months ended September 30, 2020. The impact to the three and nine months ended September 30, 2020 was a decrease to net loss of approximately $0.3 million and $2.5 million, respectively, reported as a change in fair value of warrant liabilities.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended September 30, 2021 and 2020 (as restated)

	For the Three Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:		(Restated)
Services income	$57,221	$24,331	$32,890	135%
Specialty rental income	22,099	12,827	9,272	72%
Construction fee income	9,849	11,105	(1,256)	(11)%
Total revenue	89,169	48,263	40,906	85%
Costs:
Services	37,064	21,990	15,074	69%
Specialty rental	4,203	2,560	1,643	64%
Depreciation of specialty rental assets	14,294	11,995	2,299	19%
Gross Profit	33,608	11,718	21,890	187%
Selling, general and administrative	12,827	8,508	4,319	51%
Other depreciation and amortization	4,008	4,341	(333)	(8)%
Other expense (income), net	91	(183)	274	(150)%
Operating income (loss)	16,682	(948)	17,630	(1,860)%
Interest expense, net	9,465	9,913	(448)	(5)%
Change in fair value of warrant liabilities	(1,120)	(267)	(853)	319%
Income (loss) before income tax	8,337	(10,594)	18,931	(179)%
Income tax expense (benefit)	1,662	(2,991)	4,653	(156)%
Net Income (loss)	$6,675	$(7,603)	$14,278	(188)%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Total Revenue. Total revenue was $89.2 million for the three months ended September 30, 2021 and consisted of $57.2 million of services income, $22.1 million of specialty rental income, and $9.9 million of construction fee income. Total revenues for the three months ended September 30, 2020 was $48.3 million which consisted of $24.3 million of services income, $12.8 million of specialty rental income and $11.1 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment combined with a significant increase in customer activity in the Hospitality & Facilities Services – South as well as a slight increase in the Hospitality & Facilities Services - Midwest segment as the business recovers from the significant decreases in demand experienced for the three months ended September 30, 2020.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract with the current year consisting almost exclusively of revenue related to the Termination and Settlement Agreement executed on July 23, 2021 with TC Energy. Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned.

Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $37.1 million for the three months ended September 30, 2021 as compared to $22.0 million for the three months ended September 30, 2020.

The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above combined with a meaningful increase in occupancy in the Hospitality & Facilities Services – South segment.

Specialty rental costs. Specialty rental costs were $4.2 million for the three months ended September 30, 2021 as compared to $2.6 million for the three months ended September 30, 2020. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $14.3 million for the three months ended September 30, 2021 as compared to $12.0 million for the three months ended September 30, 2020. This increase is primarily attributable to growth in the Government segment as noted above offset by a decrease in the Hospitality & Facilities Services - South segment due to transfer of assets from the Hospitality and Facilities Services - South segment to the Government segment to service the new Government segment contract.

Selling, general and administrative. Selling, general and administrative was $12.8 million for the three months ended September 30, 2021 as compared to $8.5 million for the three months ended September 30, 2020. The increase in selling, general and administrative expense of $4.3 million was primarily driven by increases in labor costs, advisory and other professional fees, travel, and insurance costs. The increase in labor costs are driven primarily by an increase in bonus expense, stock based compensation, and to a lesser extent commissions as there have been no material increases to headcount.  These increases were partially offset by a decrease in bad debt expense as economic conditions improved.

Other depreciation and amortization. Other depreciation and amortization expense was $4.0 million for the three months ended September 30, 2021 as compared to $4.3 million for the three months ended September 30, 2020.

Other expense (income), net. Other expense (income), net was $0.1 million for the three months ended September 30, 2021 as compared to ($0.2) million for the three months ended September 30, 2020. The increase in other expenses is primarily driven by the related party reimbursement agreement ending on December 31, 2020, which was not renewed.

Interest expense, net. Interest expense, net was $9.5 million for the three months ended September 30, 2021 as compared to $9.9 million for the three months ended September 30, 2020. The change in interest expense is driven by a reduction of the interest on the New ABL facility as a result of a lower outstanding balance during 2021 as the amount was completely paid off in July of 2021.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($1.1) million for the three months ended September 30, 2021 as compared to ($0.3) million for the three months ended September 30, 2020.

Income tax expense (benefit).  Income tax expense was $1.7 million for the three months ended September 30, 2021 as compared to a benefit of ($3.0) million for the three months ended September 30, 2020. The increase in income tax expense is primarily attributable to the increase in income before taxes for the three months ended September 30, 2021 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Consolidated Results of Operations for the nine months ended September 30, 2021 and 2020 (as restated)

	For the Nine Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:		(Restated)
Services income	$143,806	$103,526	$40,280	39%
Specialty rental income	54,547	42,379	12,168	29%
Construction fee income	11,294	27,634	(16,340)	(59)%
Total revenue	209,647	173,539	36,108	21%
Costs:
Services	85,835	82,456	3,379	4%
Specialty rental	11,032	6,864	4,168	61%
Depreciation of specialty rental assets	40,642	37,158	3,484	9%
Gross Profit	72,138	47,061	25,077	53%
Selling, general and administrative	35,835	28,599	7,236	25%
Other depreciation and amortization	12,100	12,555	(455)	(4)%
Other expense (income), net	781	(752)	1,533	(204)%
Operating income	23,422	6,659	16,763	252%
Interest expense, net	29,058	30,113	(1,055)	(4)%
Change in fair value of warrant liabilities	1,600	(2,453)	4,053	(165)%
Loss before income tax	(7,236)	(21,001)	13,765	(66)%
Income tax expense (benefit)	139	(5,187)	5,326	(103)%
Net loss	$(7,375)	$(15,814)	$8,439	(53)%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Total Revenue. Total revenue was $209.6 million for the nine months ended September 30, 2021 and consisted of $143.8 million of services income, $54.5 million of specialty rental income, and $11.3 million of construction fee income. Total revenues for the nine months ended September 30, 2020 was $173.5 million which consisted of $103.5 million of services income, $42.4 million of specialty rental income, and $27.6 million of construction fee income.

Services income consists primarily of specialty rental accommodations with vertically integrated hospitality services, and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the increase in services income revenue year over year was the growth in the Government segment partially offset by a reduction of customer activity in the Hospitality & Facilities Services - South and the Hospitality & Facilities Services - Midwest segments, due to the effects of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020.  However, as noted previously, we experienced a meaningful increase in customer demand during the three months ended September 30, 2021, when compared to the three months ended September 30, 2020.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract with the current year consisting almost exclusively of revenue related to the Termination and Settlement Agreement executed on July 23, 2021 with TC Energy.  The decrease in construction fee income in 2021 compared to 2020 was due to the project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulted in the TCPL contract being terminated in July 2021.  Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned.

Specialty rental income increased as a result of the leasing revenue generated by the new Government contract entered into in March of 2021.

Cost of services. Cost of services was $85.8 million for the nine months ended September 30, 2021 as compared to $82.5 million for the nine months ended September 30, 2020.

The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above. This increase was partially offset by lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021 driven by the Presidential Permit being revoked. Additionally, there was also a decrease in costs in the Hospitality & Services – South and Hospitality & Services – Midwest segments driven by cost containment measures implemented in response to the decrease in utilization for the nine months ended September 30, 2021 as compared to the same period in 2020.

Specialty rental costs. Specialty rental costs were $11.0 million for the nine months ended September 30, 2021 as compared to $6.9 million for the nine months ended September 30, 2020. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.  This increase was partially offset with a decrease in specialty rental costs due to a modification of a contract for one of our energy end-market customers, which resulted in all such costs and related revenue now being recognized in services income and costs, as it no longer meets the definition of a lease.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $40.6 million for the nine months ended September 30, 2021 as compared to $37.2 million for the nine months ended September 30, 2020.  This increase is primarily attributable to growth in the Government segment as noted above offset by a decrease in the Hospitality & Facilities Services - South segment due to transfer of assets from the Hospitality and Facilities Services - South segment to the Government segment to service the new Government segment contract.

Selling, general and administrative. Selling, general and administrative was $35.8 million for the nine months ended September 30, 2021 as compared to $28.6 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expense of $7.2 million was primarily driven by increases in labor costs, advisory and other professional fees, transaction fees, and to a lesser extent, outside services, travel, amortization of system implementation costs, and insurance expense.  The transaction fees, consisting of legal and other advisory fees, primarily related to the previously announced non-binding proposal made by Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), to acquire all of the outstanding shares of common stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”).  On March 29, 2021, this Proposal was withdrawn and the Company does not expect to incur any further costs related to this Proposal.  The increase in labor costs are driven primarily by an increase in bonus expense, stock-based compensation, and commissions as there have been no material increases to headcount.  These increases were partially offset by a decrease in bad debt expense as economic conditions improved.

Other depreciation and amortization. Other depreciation and amortization expense was $12.1 million for the nine months ended September 30, 2021 as compared to $12.6 million for the nine months ended September 30, 2020.

Other expense (income), net. Other expense (income), net was $0.8 million for the nine months ended September 30, 2021 as compared to ($0.8) million for the nine months ended September 30, 2020. This increase in expense was primarily driven by the prior year including insurance proceeds received for an involuntary asset conversion attributable to storm damage as well as related party reimbursement income, none of which recurred in the current year.

Interest expense, net. Interest expense, net was $29.1 million for the nine months ended September 30, 2021 as compared to $30.1 million for the nine months ended September 30, 2020. The change in interest expense is driven by a reduction of the interest on the New ABL facility as a result of a lower outstanding balance during 2021 as the amount was completely paid off in July of 2021.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $1.6 million for the nine months ended September 30, 2021 as compared to ($2.5) million for the nine months ended September 30, 2020. The estimated value of the Private Warrants have increased in the current year generating a reduction to income in the current year.

Income tax expense (benefit).  Income tax expense (benefit) was $0.1 million for the nine months ended September 30, 2021 as compared to ($5.2) million for the nine months ended September 30, 2020. The increase in income tax expense is primarily attributable to the decrease in loss before taxes for the nine months ended September 30, 2021 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended September 30, 2021 and 2020.

				Percentage
	For the Three Months Ended September 30,		Amount of Increase	Change Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Government	$46,428	$16,264	$30,164	185%
Hospitality & Facilities Services - South	31,066	18,968	12,098	64%
Hospitality & Facilities Services - Midwest	1,266	1,154	112	10%
TCPL Keystone	9,880	11,598	(1,718)	(15)%
All Other	529	279	250	90%
Total Revenues	$89,169	$48,263	$40,906	85%

Adjusted Gross Profit
Government	$25,823	$13,213	$12,610	95%
Hospitality & Facilities Services - South	13,945	8,606	5,339	62%
Hospitality & Facilities Services - Midwest	(56)	87	(143)	(164)%
TCPL Keystone	8,329	2,027	6,302	311%
All Other	(139)	(220)	81	(37)%
Total Adjusted Gross Profit	$47,902	$23,713	$24,189	102%

Average Daily Rate
Government	$78.10	$72.27	$5.83
Hospitality & Facilities Services - South	$75.39	$89.56	$(14.17)
Hospitality & Facilities Services - Midwest	$68.43	$98.11	$(29.68)
Total Average Daily Rate	$76.78	$81.28	$(4.50)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $46.4 million the three months ended September 30, 2021, as compared to $16.3 million for the three months ended September 30, 2020.

Adjusted gross profit for the Government segment was $25.8 million for the three months ended September 30, 2021, as compared to $13.2 million for the three months ended September 30, 2020.

Revenue increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned. This increase was partially offset by lower non-cash deferred revenue amortization on a legacy contract, driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021. The increase in adjusted gross profit of $12.6 million was driven by the new contract executed in March of 2021, partially offset by the decrease in non-cash deferred revenue discussed above.

Hospitality & Facilities Services - South

Revenue for the Hospitality & Facilities Services - South segment was $31.1 million for the three months ended September 30, 2021, as compared to $19.0 million for the three months ended September 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - South segment was $13.9 million for the three months ended September 30, 2021, as compared to $8.6 million for the three months ended September 30, 2020.

The increase in revenue of $12.1 million and increase in adjusted gross profit of $5.3 million is primarily attributable to an increase in utilization driven by a significant increase in customer demand.

Hospitality & Facilities Services - Midwest

Revenue for the Hospitality & Facilities Services - Midwest segment was $1.3 million for the three months ended September 30, 2021, as compared to $1.2 million for the three months ended September 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - Midwest segment was ($0.1) million for the three months ended September 30, 2021, as compared to $0.1 million for the three months ended September 30, 2020.

The increase in revenue of $0.1 million and decrease in adjusted gross profit of $0.1 million was primarily attributable to an increase in utilization offset by a decrease in ADR.

TCPL Keystone

Revenue for the TCPL Keystone segment was $9.9 million for the three months ended September 30, 2021, as compared to $11.6 million for the three months ended September 30, 2020.

Adjusted gross profit for the TCPL Keystone segment was $8.3 million for the three months ended September 30, 2021, as compared to $2.0 million for the three months ended September 30, 2020.

The decrease in revenue in 2021 compared to 2020 was due to the project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulted in the TCPL contract being terminated in July 2021 with the current year consisting almost exclusively of revenue related to the Termination and Settlement Agreement. We anticipate activity in this segment to be eliminated as a result of the Termination and Settlement Agreement.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,		Amount of Increase	Percentage Change Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Government	$109,255	$49,527	$59,728	121%
Hospitality & Facilities Services - South	84,350	89,163	(4,813)	(5)%
Hospitality & Facilities Services - Midwest	2,593	5,705	(3,112)	(55)%
TCPL Keystone	12,283	28,126	(15,843)	(56)%
All Other	1,166	1,018	148	15%
Total Revenues	$209,647	$173,539	$36,108	21%

Adjusted Gross Profit
Government	$66,649	$37,701	$28,948	77%
Hospitality & Facilities Services - South	38,219	42,257	(4,038)	(10)%
Hospitality & Facilities Services - Midwest	(854)	323	(1,177)	(364)%
TCPL Keystone	9,140	4,419	4,721	107%
All Other	(374)	(481)	107	(22)%
Total Adjusted Gross Profit	$112,780	$84,219	$28,561	34%

Average Daily Rate
Government	$74.84	$73.87	$0.97
Hospitality & Facilities Services - South	$74.50	$83.36	$(8.86)
Hospitality & Facilities Services - Midwest	$67.14	$80.60	$(13.46)
Total Average Daily Rate	$74.57	$79.62	$(5.05)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $109.3 million for the nine months ended September 30, 2021, as compared to $49.5 million for the nine months ended September 30, 2020.

Adjusted gross profit for the Government segment was $66.6 million for the nine months ended September 30, 2021, as compared to $37.7 million for the nine months ended September 30, 2020.

Revenue increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned. This increase was partially offset by lower non-cash deferred revenue amortization on a legacy contract, driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021. The increase in adjusted gross profit of $28.9 million was driven by the new contract partially offset by the decrease in non-cash deferred revenue discussed above.

Hospitality & Facilities Services - South

Revenue for the Hospitality & Facilities Services - South segment was $84.4 million for the nine months ended September 30, 2021, as compared to $89.2 million for the nine months ended September 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - South segment was $38.2 million for the nine months ended September 30, 2021, as compared to $42.3 million for the nine months ended September 30, 2020.

The decrease in revenue of $4.8 million and decrease in adjusted gross profit of $4.1 million is primarily attributable to a decrease in ADR due to the impacts of contracts being renegotiated in 2020 in response to the downturn in the economy. This decrease in ADR was partially offset by an increase in utilization. Additionally, as noted previously, this segment experienced a meaningful increase in customer demand during the three months ended September 30, 2021, when compared to the three months ended September 30, 2020.

Hospitality & Facilities Services - Midwest

Revenue for the Hospitality & Facilities Services - Midwest segment was $2.6 million for the nine months ended September 30, 2021, as compared to $5.7 million for the nine months ended September 30, 2020.

Adjusted gross profit for the Hospitality & Facilities Services - Midwest segment was ($0.9) million for the nine months ended September 30, 2021, as compared to $0.3 million for the nine months ended September 30, 2020.

The decrease in revenue of $3.1 million and decrease in adjusted gross profit of $1.2 million was primarily driven by a decrease in utilization and ADR due to the impacts of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020. The Hospitality and Facilities Services – Midwest segment was shut down in early May of 2020 but began to reopen in July of 2020.  However, as noted previously, this segment experienced a slight increase in customer demand during the three months ended September 30, 2021, when compared to the three months ended September 30, 2020.

TCPL Keystone

Revenue for the TCPL Keystone segment was $12.3 million for the nine months ended September 30, 2021, as compared to $28.1 million for the nine months ended September 30, 2020.

Adjusted gross profit for the TCPL Keystone segment was $9.1 million for the nine months ended September 30, 2021, as compared to $4.4 million for the nine months ended September 30, 2020.

The decrease in revenue in 2021 compared to 2020 was due to the project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulted in the TCPL contract being terminated in July 2021 with the current year consisting almost exclusively of revenue related to the Termination and Settlement Agreement executed on July 23, 2021 with TC Energy. We anticipate activity in this segment to be eliminated as a result of the Termination and Settlement Agreement.

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

If our cash flows and capital resources are insufficient, we may be forced to reduce or delay additional acquisitions, future investments, and capital expenditures, and seek additional capital. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects.

Capital Requirements

During for the nine months ended September 30, 2021 we incurred approximately $24.2 million in capital expenditures, largely driven by growth in our Government segment. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Nine Months Ended
	September 30,
	2021	2020

Net cash provided by operating activities	$99,447	$28,592
Net cash used in investing activities	(24,008)	(10,288)
Net cash used in financing activities	(51,792)	(16,027)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	(14)
Net increase in cash, cash equivalents and restricted cash	$23,662	$2,263

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Cash flows provided by operating activities. Net cash provided by operating activities was $99.4 million for the nine months ended September 30, 2021 compared to net cash provided by operating activities of $28.6 million for the nine months ended September 30, 2020.

The current period is up by approximately $70.8 million when compared to 2020 driven primarily by an increase in cash collections resulting from growth in the Government segment. This was partially offset by a decrease in cash flows from operations in the first quarter of 2021 when compared to the first quarter of 2020 as a result of the impact of COVID-19.

Cash flows used in investing activities. Net cash used in investing activities was $24.0 million for the nine months ended September 30, 2021 compared to $10.3 million for the nine months ended September 30, 2020. This increase was primarily related to an increase in capital expenditures driven by growth in the Government segment.

Cash flows used in financing activities. Net cash flows used in financing activities was $51.8 million for the nine months ended September 30, 2021 compared to $16.0 million for the nine months ended September 30, 2020. The increase in cash used in financing activities primarily reflects the increase in principal payments on borrowings from the New ABL Facility in the current period as the New ABL Facility was completely paid off by July of 2021.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of September 30, 2021 consisted of approximately $0.1 million of capital leases related primarily to vehicles. In December 2019, the Company entered into a lease for certain equipment with a lease term expiring November 2022 and an effective interest rate of 4.3%. The Company’s lease relates to commercial-use vehicles. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%.  The insurance financing arrangement requires 9 monthly payments of approximately $0.4 million that began on December 1, 2020 and ended on August 1, 2021 when the obligation was completely paid off.

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of approximately $0.9 million of capital leases and $2.9 million related to insurance financing obligations.

New ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million. Approximately $40 million of proceeds from the New ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  During the nine months ended September 30, 2021, the Company repaid a net amount of $48 million of borrowings under the New ABL Facility from excess cash available which reduced the outstanding balance to $0 as of September 30, 2021. The maturity date of the New ABL Facility is September 15, 2023.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the New ABL Facility.

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

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the nine months ended September 30, 2021, we had two customers, who accounted for 32% and 20% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 18% and 13% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2021.

Our two largest customers for the nine months ended September 30, 2020 accounted for 29% and 16% of revenues, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 27% and 23% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of September 30, 2020.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the nine months ended September 30, 2021, we had four major suppliers representing 21.6%, 19.3%,

15.8%, and 12.7% of goods purchased, respectively. For the nine months ended September 30, 2020, there were two major suppliers that represented 15% and 13% of goods purchased, respectively.

We provide services almost entirely to customers in the governmental and geographically remote workforces and as such, we are almost entirely dependent upon the continued activity of such customers.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The table below presents our significant contractual obligations as of September 30, 2021:

Contractual Obligations	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Capital lease and other financing obligations	$148	$69	$79	$—	$—
Asset retirement obligations	3,304	—	—	746	2,558
Interest payments(1)	80,750	—	64,600	16,150	—
New ABL Facility	—	—	—	—	—
2024 Senior Secured Notes	340,000	—	—	340,000	—
Total	$424,202	$69	$64,679	$356,896	$2,558

(1)	Pursuant to our 2024 Senior Secured Notes, we will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million. Over the remaining term of the Notes, interest payments total $80.8 million.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $9.8 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $4.0 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively.

Future minimum lease payments at September 30, 2021 by year and in the aggregate for each of the next five years and thereafter, under non-cancelable operating leases are as follows:

Rest of 2021	$1,847
2022	4,598
2023	3,190
2024	2,938
2025	2,838
Thereafter	2,141
Total	$17,552

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of our 2020 Form 10-K/A. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three and nine months ended September 30, 2021, to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense, net: Other expense, net includes consulting expenses related to certain projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, involuntary asset conversions, COVID-19 related expenses, and other immaterial non-cash charges.
●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated with the Proposal in the current period as well as the warrant restatement. The prior period primarily included residual tax advisory filing related expenses associated with the Business Combination.
●	Stock-based compensation: Non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross Profit	$33,608	$11,718	$72,138	$47,061
Depreciation of specialty rental assets	14,294	11,995	40,642	37,158
Adjusted gross profit	$47,902	$23,713	$112,780	$84,219

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$6,675	$(7,603)	$(7,375)	$(15,814)
Income tax expense (benefit)	1,662	(2,991)	139	(5,187)
Interest expense, net	9,465	9,913	29,058	30,113
Other depreciation and amortization	4,008	4,341	12,100	12,555
Depreciation of specialty rental assets	14,294	11,995	40,642	37,158
EBITDA	36,104	15,655	74,564	58,825

Adjustments
Other expense, net	91	99	781	94
Transaction expenses	49	26	1,198	382
Stock-based compensation	1,362	886	3,598	2,808
Change in fair value of warrant liabilities	(1,120)	(267)	1,600	(2,453)
Other adjustments	1,048	611	3,697	3,071
Adjusted EBITDA	$37,534	$17,010	$85,438	$62,727

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$99,447	$28,592
Less: Maintenance capital expenditures for specialty rental assets	(8,407)	(766)
Discretionary cash flows	$91,040	$27,826

Purchase of specialty rental assets	(23,707)	(11,601)
Purchase of property, plant and equipment	(301)	(182)
Receipt of insurance proceeds	—	619
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	876
Net cash used in investing activities	$(24,008)	$(10,288)

Proceeds from borrowings on finance and capital lease obligations	—	10,151
Principal payments on finance and capital lease obligations	(3,693)	(10,654)
Principal payments on borrowings from ABL	(76,000)	(52,500)
Proceeds from borrowings on ABL	28,000	42,500
Purchase of treasury stock	—	(5,318)
Restricted shares surrendered to pay tax liabilities	(99)	(206)
Net cash used in financing activities	$(51,792)	$(16,027)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our New ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2021, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as September 30, 2021.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

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

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control and which may cause actual performance to differ materially from historical or projected future performance. For additional information about our risk factors, you should carefully consider the risk factors included in the 2020 Form 10-K/A, which have not materially changed, except as noted below.

Government requirements to mandate COVID-19 vaccination of our workforce could adversely affect our business, financial condition or results of operations

On September 9, 2021, President Biden released his COVID-19 Action Plan, Path Out of the Pandemic (the “Plan”), with the stated goal of getting more people vaccinated.  As part of the Plan, President Biden signed Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Order”). Pursuant to the Order, on September 24, 2021, the Safer Federal Workforce Task Force (the “Task Force”) released guidance for U.S. Government contractors and their subcontractors, which includes us, including mandatory vaccination of all employees working on or for a government contract, either directly or indirectly, by January 4, 2022 (subject to medical and religious exemptions). We have been put on notice by our Government Segment partners of the COVID-19 vaccination requirement for their subcontractors. President Biden also directed, on September 9, 2021, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their U.S.-based employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week.  On November 4, 2021, OSHA issued an ETS requiring that all employers with 100 or more employees ensure that their employees are fully vaccinated against COVID-19 by January 4, 2022, or tested weekly.  Further, by December 5, 2021, employers must comply with all other OSHA ETS vaccine requirements, including providing paid time off for employees to get vaccinated and ensuring that unvaccinated workers wear face coverings in the workplace.  For our sites and employees that are not already affected by the Order, as a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested on a weekly basis. On November 4, 2021, the 5th U.S. Circuit Court of Appeals granted an emergency stay of the OSHA ETS vaccine requirement. It is not currently possible to predict with any certainty the outcome of the legal challenges of the OSHA ETS or Order, the exact impact on the Company of the OSHA ETS or Order, or the requirements for U.S. Government contractors and their subcontractors. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, which could adversely affect our business, financial condition or results of operations. In addition, any requirement to impose obligations on our suppliers under the Order could impact the price and continuity of supply of materials and our business, financial condition or results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2021 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

Target Hospitality Corp.

Dated: November 12, 2021	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer