Form 10-K
period 2021-12-31
Target Hospitality Corp.
filed 2022-03-11
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38343

TARGET HOSPITALITY CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1378631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9320 Lakeside Boulevard, Suite 300

The Woodlands, TX 77381

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

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ⌧

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $100,419,824.

There were 106,367,450 shares of Common Stock, par value $0.0001 per share, issued and 101,952,683 outstanding as of March 7, 2022.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2022 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Target Hospitality Corp.

Annual Report on FORM 10-K

December 31, 2021

Part I

Item 1. Business

Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company”, or “Target Hospitality” refer to Target Hospitality Corp. and its consolidated subsidiaries. During 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin are now referred to as Hospitality & Facilities Services – South (“HFS – South”) and Hospitality & Facilities Services – Midwest (“HFS – Midwest”), respectively.  All other reportable segment names remain unchanged.

Overview

Our company, Target Hospitality, is one of the largest vertically integrated specialty rental and hospitality services companies in North America. We have an extensive network of geographically relocatable specialty rental accommodation units with 15,528 beds across 27 communities (of which 26 are owned and 1 is leased). We also operate 1 community not owned or leased by the Company. The majority of our revenues are generated under multi-year committed contracts which provide visibility to future earnings and cash flows. We believe our customers enter into contracts with us because of our differentiated scale and ability to deliver premier accommodations and in-house culinary and hospitality services across many key geographies in which they operate. For the year ended December 31, 2021, we generated revenues of approximately $291 million.  Approximately 69.7% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 30.3% of revenues were earned through leasing of lodging facilities (26.4%) and construction fee income (3.9%) for the year ended December 31, 2021.

For additional information on our revenue related to December 31, 2020 and 2019, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

Target Hospitality, though initially founded in 1978, began operating as a specialty rental and hospitality services company in 2006. Our company operates across the U.S., primarily in the Southwest and the Midwest. We also own and operate the largest family residential center in the U.S. Target Hospitality provides comprehensive turnkey solutions to customers’ unique needs, from the initial planning stages through the full cycle of development and ongoing operations. We provide cost-effective and customized specialty rental accommodations, culinary services and hospitality solutions, including site design, construction, operations, security, housekeeping, catering, concierge services and health and recreation facilities.

We have established a leadership position in providing a fully integrated service offering to our large customer base, which is comprised of the United States government, government service providers, major companies supporting natural resource developments, and large-scale infrastructure projects throughout the United States. Our company is built on the foundation of the following core values: safety, care, excellence, integrity and collaboration.

Background

For discussion of the background of the Business Combination, please read the “Background” section located in the Item 1. Business section in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 24, 2021 and is incorporated herein by reference.

Upon completion of the Business Combination, the Nasdaq trading symbols of our Common Stock and our Warrants were changed to “TH” and “THWWW,” respectively.

Business Model

Our business model allows our customers to focus their efforts and resources on their core businesses. This makes us an integral part of the planning and execution phases for all customers.

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

Using our expansive community network, unique core competencies and full-service turnkey hospitality solutions, we provide critical facilities and hospitality support services for fully integrated natural resource development companies and contractors of the United States Government. Customers typically require accommodations and hospitality solutions at the onset of their projects. Our assets are well-suited to support the full lifecycle of development plans and we are able to scale our facility size to meet customers’ growing needs. We are well-positioned to continue serving our customers throughout the full cycle of their projects, which typically last for several decades. Our integrated model provides value to our customers by reducing project timing and counterparty risks associated with projects. More broadly, our accommodations networks, combined with our integrated value-added hospitality and facilities services creates value for our customers by optimizing our customers’ engagement, performance, safety, loyalty, productivity, preparedness and profitability.

Summary of Value-Added Services

We take great pride in the premium customer experience we offer across our range of community and hospitality services offerings. The majority of Target’s communities include in-house culinary and hospitality services. Our world-class culinary and catering professionals serve approximately 11,000,000 meals each year with fresh ingredients and many of our meals are made from scratch. We self-manage most culinary and hospitality services, which provides us with greater control over service quality as well as incremental revenue and profit potential. Our communities are designed to promote rest and quality of life for our customers’ workforces and include amenities such as:

Summary of Amenities at various Communities:

● Innovative Modular Design	● Media Lounges and WIFI Throughout
● Single Occupancy Design	● Individual Xbox/PSII Pods
● Swimming Pool, Volleyball, Basketball	● Flat-Screen TVs in Each Room
● Commercial Kitchen	● 40+ Premium TV Channel Line-up
● Fast Food Lounges	● Personal Laundry Service
● Full & Self Service Dining Areas	● Individually Controlled HVAC System
● TV Sport/Entertainment Lounges	● Hotel Access Unity Lock Systems
● Training/conference Rooms	● 24 Hour No-Limit Dining
● Core Passive Recreation Areas	● Free DVD Rentals
● Active Fitness Centers	● Self Dispensing Free Laundry
● Lodge Recreation Areas	● Commercial Laundry

● Locker/Storage/Boot-up Areas	● Transportation to Project Site
● Parking Areas	● 24 Hour Gated Security
● Waste Water Treatment Facility	● Daily Cleaning & Custodial Service
● On-site Commissary	● Professional Uniformed Staff

Our hospitality services and programming are designed to promote safety, security and rest, which in turn promote greater on-the-job productivity for our customers’ workforces. Our communities strictly adhere to our community code of conduct, which prohibits drugs, firearms, co-habitation and guests. We work closely with our customers to ensure that our communities are an extension of the safe environment and culture they aim to provide to their employees while they are on a project location. Our customer code of conduct is adopted by each corporate customer and enforced in conjunction with our customers through their documented health, safety and environmental policies, standards and customer management. We recognize that safety and security extends beyond the customers’ jobsite hours and is a 24-hour responsibility which requires 24-hour services by Target Hospitality and close collaboration with our customer partners.

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

● 2011: Signor Barnhart Lodge opened in Barnhart, TX (160 beds)
● The Vancouver project consisted of a 1,600 bed facility, a portion of which was subsequently transferred to North Dakota and remains in use today	● 2012: Target developed additional North Dakota facilities in Dunn County (Q1), Judson Lodge(Q3), Williams County (Q3) and Watford City (Q4)
● 2005: Target operated 1,100-bed cruise ship anchored in the Gulf of Mexico to support relief efforts during aftermath of Hurricane Katrina	● 2012: Target expanded service into Texas with the opening of Pecos Lodge (90 beds) in Q4
● In addition, built and managed 700-person modular camp in New Orleans with running water, electricity and on-site kitchen services	● 2013: Target awarded TCPL Keystone KXL pipeline project to house and feed over 6,000 workers (project terminated July 23, 2021)
● 2007: Target hired by Freeport-McMoRan to build and operate 425-bed facility in Morenci, AZ in support of copper mining operations (re-opening 10/2012)	● 2014: Target awarded lodge contract for new 200-bed community in the HFS – South region
● 2008: Target provided catering/food services for 600 personnel in support of relief operations in aftermath of Hurricane Ike	● 2014: Target awarded contract and built 2,400-bed community for U.S. federal government
● 2009: Target provided housing and logistics services for 1,500 workers during a refurbishment of a refinery in St. Croix	● 2015: Opened new community in Mentone, TX in Q4 for Anadarko Petroleum Company
● 2009: Signor Lodging was formed	● 2016: Signor expanded Midland Lodge several phased expansions 1,000 beds
● 2010: Target opened Williston Lodge, Muddy River, Tioga and Stanley Cabins in western North Dakota	● 2016: Signor Kermit Lodge opens with 84 rooms
● 2017: Signor opened Orla Lodge with 208 rooms
● 2017: Target expanded network with the expansion of both Wolf Lodge and Pecos Lodge in Q2
● 2017: Target expanded presence in New Mexico and West Texas with the acquisition of 1,000-room Iron Horse Ranch in Q3
● 2017: Signor opened El Reno Lodge with 345 rooms
● 2017: Target expanded presence with 280-room Blackgold Lodge in Q3
● 2018: Target Logistics rebranded as Target Lodging in March 2018
● 2018: Target opened new 600-room community in Mentone, Texas
● 2018: Target added approximately 1,600 rooms across HFS – South network
● 2018: Target expanded community network in the HFS – South region through acquisition of Signor, adding 7 locations and approximately 4,500 beds to the network
● 2019: Target announced new 400-bed community in the HFS – South network
● 2019: Target expanded its community network in the HFS – South region through the acquisitions of Superior and ProPetro, adding 4 locations and approximately 758 beds to the network.
● 2019: El Capitan 200 beds
● 2019: El Capitan expansion 100 beds
● 2019: Seven Rivers expansion 200 beds
● 2021:Government Segment expansion 4,000 beds

We are one of the few vertically integrated specialty rental and hospitality services providers that service the entire value chain from site identification to long-term community development and facilities management. Our industry divides specialty rental accommodations into three primary types: communities, temporary worker lodges and mobile assets. We are principally focused on communities across several end markets, including natural resource developments, large-scale infrastructure and U.S. government.

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

Our specialty rental modular assets and hospitality services deliver the essential services and accommodations when and where there is a lack of sufficient accessible or cost-effective housing, infrastructure or local labor. Many of the geographic areas near the southern U.S. border lack sufficient temporary housing and infrastructure for asylum-seeking immigrants or may require additional infrastructure in the future. In the U.S. natural resource development industry, many of the largest hydrocarbon reservoirs are in remote and expansive geographic locations, like the Southwestern portion of the United States and North Dakota where limited infrastructure exists. We support the development of these necessary natural resources by providing the fully-integrated and value-added hospitality services described above. Our communities and integrated hospitality services allow our customers to outsource their accommodations needs to a single provider, optimizing employee morale, productivity, safety, and loyalty while focusing their investment on their core businesses and long term planning.

With our focus on large-scale community networks, large-scale stand-alone communities and hospitality services, our business model is a balanced combination of specialty rental assets and facilities services and is most similar to specialty rental companies like Cotton Logistics, Permian Lodging, Aries, and Civeo, and facilities services companies such as Aramark, Sodexo or Compass Group, and developers of lodging properties who are also owners or operators, such as Hyatt Hotels Corporation or Marriott International, Inc.

The U.S. specialty rental accommodations industry is segmented into competitors that serve components of the overall value chain, with very few integrated providers.

The communities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for residents from other private operators. We compete primarily on location, cost, the quality and range of services offered, our experience in the design, construction, and management of facilities, and our reputation. We compete with government agencies that are responsible for residential facilities. Government sector demand for facilities is affected by a number of factors, including the demand for beds, general economic conditions and the size of the populations needing these services.

Demand for accommodations and related services within the natural resource development end market is influenced by four primary factors: (i) available infrastructure, (ii) competition, (iii) workforce requirements, and (iv) capital spending. Anticipated capital spending, and our customers’ expectations for future capital spending as well as larger infrastructure requirements, influence customers’ development on current productive assets, maintenance on current assets, expansion of existing assets and development of greenfield, brownfield or new assets. In addition to capital requirements, different types of customer activity require varying workforce sizes, influencing the demand for accommodations. Also, competing locations and services influence demand for our assets and services.

Demand within our government end market is primarily influenced by immigration, including the ongoing need to accommodate asylum seekers as well as federal governmental policy and budgets. Continued increases in asylum seeking activity may influence government spending on infrastructure in immigration-impacted regions and consequentially demand for accommodations and related services.

Another factor that influences demand for our rooms and services is the type of customer we are supporting. Generally, natural resource development customers require larger workforces during construction and expansionary periods and therefore have a higher demand for accommodations. Due to the contiguous nature of their land positions, a “hub and spoke” model is utilized. Customers that support natural resource development also require larger and more mobile workforces which, in many cases, consist of employees sourced from outside of the work areas. These employees, described as rotational workers, permanently reside in another region or state and commute to the regions served by our HFS – South or HFS – Midwest segments on a rotational basis (often, two weeks on and one week off).

In addition, proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the regions served by our HFS – South and HFS – Midwest segments. These networks allow our customers to utilize one provider across a large and expansive geographic area. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce.

Generally, if a community is within a one hour drive of a customer’s work location, our contractual exclusivity provisions with our customers require the customers to have their workforce lodge at one of our communities. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (power, water, sewer and IT) services alongside other customers operating in the same vicinity.

Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities and government housing programs. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for their near-term and long-term commodity prices and annual government appropriations. Our current footprint supporting natural resource development customers is strategically concentrated in the southwestern portion of the United States near the Permian region served by our HFS – South segment. The Permian stretches across the southeast corner of New Mexico and through a large portion of land in western Texas, encompassing hundreds of thousands of square miles and dozens of counties and is the lowest cost basin in the U.S., providing the most economic natural resource development inventory.

Business Strengths & Strategies

Strengths

●	Market Leader in Strategically Located Geographies. We are one of North America’s largest providers of turnkey specialty rental units with premium catering and hospitality services including 28 strategically located communities with approximately 15,500 beds primarily in the highest demand regions of the southwestern United States (served by our HFS – South segment) and North Dakota (served by our HFS – Midwest segment). Utilizing our large network of communities with the most bed capacity, particularly within the regions served by our HFS – South and HFS – Midwest segments, we believe we are the only provider with the scale and regional density to serve all of our customers’ needs in these key areas. Additionally, our network and relocatable facility assets allow us to transfer the rental fleet to locations that meet our customer service needs. We leverage our scale and experience to deliver a comprehensive service offering of vertically integrated accommodations and hospitality services. Our complete end-to-end accommodations solution, including our premium amenities and experience, provides our customers with a compelling economic value proposition.

●	Long-Standing Relationships with Diversified Large Integrated Customers. We have long standing relationships with our diversified base of approximately 350 customers, which includes some of the largest blue-chip, investment grade natural resource development and integrated infrastructure companies in North America. We believe we have also established strong relationships in our U.S. government end market with our contract partners and the federal agencies we serve. We initially won our large government sub-contract in 2014 based upon our differentiated ability to develop and open a permanent large-scale facility on an accelerated timeline. This contract was renewed and extended in 2016 and 2020, demonstrating our successful execution and customer satisfaction. The relationships we have established over the past decade have been built on trust and credibility given our track record of performance and delivering value to our customers by providing a broad range of hospitality service offerings within a community atmosphere. Target’s customers’ willingness to enter into multi- year committed contracts, and our historical client retainment rate of approximately 90%, demonstrates the strength of these long-standing relationships.

●	Committed Revenue and Exclusivity Produce Highly Visible, Recurring Revenue. The vast majority of our revenues are generated under multi-year contracts that include committed payment terms or exclusivity provisions, under which our customers agree to use our network for all their accommodation needs within the geographies we serve. In 2021, excluding TCPL Keystone segment revenue generated from the terminated TC Energy contract, approximately 70% of our revenues had committed payment provisions and approximately 95% were under long-term contract, including exclusivity. The weighted average length of our contracts is approximately 50 months and Target has maintained a consistent client renewal rate of over 90% for the last 5 years. Our customers enter into long-term agreements and consistently renew their contracts to ensure that sufficient accommodations and hospitality services are in place to properly care for their large workforces. Our multi-year contracts and consistent renewal rates provide recurring revenue and high visibility on future financial performance.

●	Proven Performance and Resiliency Through the Cycle. Our business model is generally well insulated from economic and commodity cycles. For example, we secured a major new contract in 2021 as well as a renewal and extension in 2020, each under our Government Segment which together represents approximately 54% of Target Hospitality’s 2021 revenue. Additionally, with the onset of COVID-19, the Company executed contract modifications with several customers in the natural resource development industry resulting in extended terms and reduced minimum contract commitments in 2020. These modifications utilize multi-year contract extensions to maintain and increase contract value while providing the company with greater visibility into long-term revenue and cash flow. This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. In 2021, with positive trends in occupancy and utilization, the Company entered into new contracts with a higher average daily rate (“ADR”) and certain contracts included rate increases on their ADR. Further, we are able to efficiently optimize our modular assets and redeploy them, as warranted by customer demand.

●	Long-lived Assets Requiring Minimal Maintenance Capital Expenditures. Our long-lived specialty rental assets support robust cash flow generation. Our rental assets have an average life in excess of 15 years, and we typically recover our initial investment within the first few years of initial capital deployment. Our maintenance capital between 2018 and 2021 has ranged from approximately 0.4% to 4% of annual revenue with an average of 1.6% of annual revenue. We maintain low maintenance capital expenditures, as cleaning and routine maintenance costs are included in day-to-day operating costs and recovered through the average daily rates that we charge our customers. This continual care of our assets supports extended asset lives and the ongoing ability to operate with only nominal maintenance capital expenditures. The investment profile of our rental assets underpins our industry leading unit economics. Our contract discipline underpins our investment decision making and any spending on new growth investments is underwritten by contracts, with no speculative building. Generally, we do not invest capital unless we expect to meet our internal return thresholds. Due to the high revenue visibility from long-term contracts, we are poised to generate robust and stable cash flows driven by historical strategic growth investments and minimal future maintenance capital expenditure requirements.

Strategies

We believe that we can further develop our business by, among other things:

●	Expansion Through Acquisitions and Diversify Our Service Offerings. We selectively pursue acquisitions and business combinations related to specialty rental and hospitality services in the markets we currently serve as well as adjacent markets that offer existing complimentary services to ours. Leveraging our core competencies related to facilities management, culinary services, catering and site services, we believe that we can further scale this segment of our business and replicate it in other geographies and end markets. We continue to assess targeted acquisitions and business combinations that would be accretive to us while also expanding our end markets.

●	Maintaining and Expanding Existing Customer Relationships. Growing and maintaining key customer relationships is a strategic priority. We fill existing bed capacity within our communities, while optimizing our inventory for existing customer expansion or for new customers. Keeping this balance provides us with flexibility and a competitive advantage when pursuing new contract opportunities. We optimize our capacity, inventory and customers’ usage through data analytics, customer collaboration and forecasting demand. With the scale of our accommodations network, a significant number of our key customers are commercially exclusive to Target Hospitality as their primary and preferred provider of accommodations and hospitality services throughout the U.S. or for a designated geographic area.

●	Enhancing Contract Scope and Services. One of our strategic focus areas is to enhance the scope and terms of our customer contracts. We intend to continue our historical track record of renewing and extending these contracts at favorable commercial and economic terms, while also providing additional value added services to our customers. For example, following the Signor acquisition we added our vertically integrated suite of services, including catering, to the many legacy Signor contracts that included only accommodations. Replacing legacy third party providers allows us greater control over service quality and delivery and offers substantial incremental revenue potential. Additionally, we believe we have capacity to increase revenue within our existing communities without new growth capital expenditures through increased utilization rates or modest price increases over time.

●	Disciplined Growth Capital Expenditures to Increase Capacity. We selectively pursue opportunities to expand existing communities and develop new communities to satisfy customer demand. We employ rigorous discipline to our capital expenditures to grow our business. Our investment strategy is generally to only deploy new capital with visibility—typically a contract—to revenue and returns to meet our internal return hurdles. We target high returns on invested capital and achieve these returns due to our high cash-on-cash margin profile. Due to the lower cost per bed, returns on investment are higher for the expansion of existing facilities.

●	Growing and Pursuing New Customer/Contract Opportunities. We continually seek additional opportunities to lease our facilities to government, natural resource development, manufacturing, and other third-party owners or operators in need of specialty rental and hospitality services. We have a proven track record of success in executing our specialty rental and facilities management model across several end markets for ongoing needs as well as major projects that have finite project life cycle durations. While special projects do not constitute a large portion of our business, it is typical for us to secure some special projects that can last anywhere from 1-5 years (or more). We have designated sales-related resources that focus on special finite life cycle projects and maintain a dynamic business pipeline which includes but is not limited to special projects across end markets.

Business Operations

Target Hospitality provides specialty rental and hospitality services, temporary specialty rental and hospitality services solutions and facilities management services across North America. The Company’s primary customers are the U.S. Government and related sub-contractors, investment grade natural resource development companies and other workforce accommodation providers operating in the regions served by our HFS – South and Midwest segments. The Company’s specialty rental and hospitality services and management services are highly customizable and are tailored to each customer’s needs and requirements. Target Hospitality is also an approved general services administration (“GSA”) contract holder and offers a comprehensive range of housing, deployment, operations and management services through its GSA professional services schedule agreement. The GSA contract allows U.S. federal agencies to acquire our products and services directly from Target Hospitality which expedites the commercial procurement process often required by government agencies.

Target Hospitality operates its business in four key end markets: (i) government (“Government”), which includes the facilities, services and operations of its family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under its lease and services agreement with a national provider of migrant programming and in West Texas provided under its lease and services agreement with a leading national nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts; (ii) HFS - South, which includes the facilities and operations in fifteen communities located across Texas and New Mexico; (iii) HFS - Midwest, which includes facilities and operations in four communities in North Dakota; and (iv) TCPL Keystone (“TCPL Keystone”), which provided ongoing preparatory work and plans for facilities and services provided in connection with the TC Energy (formerly TransCanada)  Keystone pipeline project. The Company terminated the underlying contract and settled with TC Energy in July 2021 related to these ongoing preparatory work and plans, which eliminated all activity from this end market subsequent to July 2021.

The map below shows the Company’s primary community locations in the HFS – South and the HFS – Midwest segments (including the Company’s one location in the Anadarko).

The table below presents the Company’s owned and leased communities in the HFS – South, HFS – Midwest, Government, and All Other segments as of December 31, 2021.

Segment	Community Name	Location	Status	Number of Beds
Government	Dilley (STFRC)	Dilley, Texas	Own	2,556
Government	Pecos Children's Center	Pecos, Texas	Own	2,000
Government	Pecos Blue Lodge	Pecos, Texas	Own/Operate	390
Government	Railhead Lodge	Pecos, Texas	Lease/Operate	220
Government	Orla North Lodge	Orla, Texas	Own/Operate	169
Government	Delaware Lodge	Orla, Texas	Own/Operate	465
Government	Skillman Station Lodge	Mentone, Texas	Own/Operate	858
Government & HFS - South	Pecos South Lodge	Pecos, Texas	Own/Operate	776
HFS - South	Orla South Lodge	Orla, Texas	Own/Operate	240
HFS - South	El Capitan Lodge	Orla, Texas	Own/Operate	429
HFS - South	Odessa West Lodge	Odessa, Texas	Own/Operate	805
HFS - South	Odessa East Lodge	Odessa, Texas	Own/Operate	280
HFS - South	Odessa FTSI Lodge	Odessa, Texas	Own/Operate	217
HFS - South	Mentone Wolf Lodge	Mentone, Texas	Own/Operate	530
HFS - South	Midland Lodge	Midland, Texas	Own/Operate	1,522
HFS - South	Midland East Lodge	Midland, Texas	Own/Operate	168
HFS - South	Kermit Lodge	Kermit, Texas	Own/Operate	232
HFS - South	Kermit North Lodge	Kermit, Texas	Own/Operate	180
HFS - South	Barnhart Lodge	Barnhart, Texas	Own/Operate	192
HFS - South	Carlsbad Lodge	Carlsbad, New Mexico	Own/Operate	606
HFS - South	Seven Rivers Lodge	Carlsbad, New Mexico	Own/Operate	640
HFS - South	Jal Lodge	Jal, New Mexico	Own/Operate	626
HFS - Midwest	Williams County Lodge	Williston, North Dakota	Own/Operate	300
HFS - Midwest	Judson Executive Lodge	Williston, North Dakota	Own/Operate	105
HFS - Midwest	Stanley Hotel	Stanley, North Dakota	Own/Operate	343
HFS - Midwest	Watford City Lodge	Watford City, North Dakota	Own/Operate	334
All Other	El Reno Lodge	El Reno, Oklahoma	Own/Operate	345
Total Number of Beds				15,528

Government

The Government segment includes, but is not limited to, two primary end markets which make up approximately 53.6% of our revenue for the year ended December 31, 2021:

●	Residential Facilities. Residential facilities, including the South Texas Family Residential Center (discussed below), provide space and residential services in an open and safe environment to women with children. Residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

●	Humanitarian Aid Efforts. Community facilities providing a suite of comprehensive service offerings supporting humanitarian aid efforts.

Target Hospitality built and currently leases and operates the South Texas Family Residential Center through a sub-lease and services agreement with a national provider of migrant programming, which provides management services. Target Hospitality owns and operates the facility by providing on-site services including catering, culinary, management, janitorial and light maintenance. The South Texas Family Residential Center includes 524,000 square feet of building space including residential housing units with 2,400 beds, as well as classrooms, a library, chapels, an infirmary with full medical, dental, pharmaceutical and x-ray capabilities, a dining hall, offices and an industrial laundry center.

In March 2021, the Company entered into a lease and services agreement with a leading national nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts at a residential housing facility with approximately 4,000 beds. This partnership is consistent with our Government segment and strategy of diversifying end-markets through high quality contracts with premier partners that provide strong revenue visibility and cash flows.

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

The Government segment generated 53.6% or $156.3 million of the Company’s revenue for the year ended December 31, 2021. The map below shows the Company’s primary community locations in the Government segment.

Hospitality & Facilities Services - South

The HFS – South segment serves an area that stretches across the southeast corner of New Mexico and a large portion of western Texas, encompassing hundreds of thousands of square miles and dozens of counties. This geographic area, also known as the Permian Basin, is one of the world’s oldest natural resource producing regions. Our customers utilize both unconventional and conventional development techniques, encompassing multiple stacked development zones, which increases the potential recoverable resource and lengthens their development lifecycle.

While understanding the significant economic potential in this region, Target entered the market in 2012, ahead of many of our competitors. We started in HFS – South with an 80-bed community in Pecos, TX.

As of December 31, 2021, with 15 communities and approximately 7,400 beds across HFS – South, we offer the largest network of turnkey specialty rental accommodations and hospitality services, with the next largest provider having 5,000 beds or less and only six locations.

The HFS - South segment generated 40.1% or $117.0 million of the Company’s revenue for the year ended December 31, 2021. The map below shows the Company’s primary community locations in the HFS – South region.

Hospitality & Facilities Services - Midwest

The HFS – Midwest segment serves an area that spans North Dakota and is home to the largest concentration of natural resource development in the geographic region.

In 2009, we entered this regional market and built our first community in Williston, North Dakota for a large natural resources services company. The community was the first of its kind in the region and provided specialty rental and hospitality services for more than 150 remote workers. As of December 31, 2021, the Company had four community locations and 1,067 available beds serving customers in the HFS – Midwest region. We are the largest specialty rental and hospitality services provider in the region with approximately 50% of the market share with the next closest direct competitor having less than 15% of the market share.

The HFS - Midwest segment generated 1.4% or $4.2 million of the Company’s revenue for the year ended December 31, 2021. The map below shows the Company’s community locations in the region.

TCPL Keystone

Future Pipeline Services Plans

We contracted with TC Energy to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the TCPL Keystone project. Our contract with TC Energy was executed in 2013. In October 2018, we received partial release for certain pre-work related to the project and performed a limited scope of work based on work orders issued by TC Energy.

During 2020, activity related to this segment increased to a level that resulted in revenue exceeding 10% of our consolidated revenues for the first time and as such, this segment became a reportable segment in 2020.

In January 2021, the TCPL Keystone project was suspended due to the revocation of the Keystone XL Presidential Permit. Consequently, on July 23, 2021, the Company executed a Termination and Settlement Agreement (the “Termination and Settlement Agreement”) terminating the Company’s contract with TC Energy that was originated in 2013. As a result of the Termination and Settlement Agreement, no further activity is expected in this segment.

All Other

In addition to the four reportable segments above, the Company: (i) has facilities and operations for one community in Oklahoma; and (ii) provides catering and other services to communities and other workforce accommodation facilities for the natural resource development industries not owned by Target Hospitality (“Facilities Management”).

The Company provides specialty rental and hospitality services including concierge, culinary, catering, maintenance, security, janitorial and related services at facilities owned by other companies. We currently provide Facilities Management, culinary and catering services and site services for one facility located in Wyoming for which we do not own the specialty rental accommodation assets.

Segment information for December 31, 2021 and 2020

For additional information on our segments, including Government, HFS - South, HFS - Midwest, TCPL Keystone, and Other, related to December 31, 2021 and 2020, refer to Note 23 of our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Customers and Competitors

The Company’s principal customers include the U.S. Government, government contractors, investment grade natural resource development companies and energy infrastructure companies. For the year ended December 31, 2021, we had two customers, who accounted for approximately 34.7% and 18.9% of our revenue, respectively.

For the year ended December 31, 2021, our top five customers accounted for approximately 68% of our revenue.

For the year ended December 31, 2020, we had two customers, who accounted for 28.1% and 18.6% of our revenue, respectively.

For the year ended December 31, 2019, we had two customers, who accounted for 20.8% and 12.5% of our revenue, respectively.

Our primary competitors within our HFS segments for vertically integrated modular accommodations are Cotton Logistics, Permian Lodging, Aries, and Civeo. For hospitality solutions and facilities management, our three primary competitors are: Sodexo, Aramark and Compass.

Our primary competitors in the Government segment are PAE Incorporated, Vectrus and ABM Industries.

The Company’s Community and Services Contracts

For the year ended December 31, 2021, revenue related to the HFS – South and HFS – Midwest segments represented 40.1% and 1.4% of our revenue, respectively, revenue related to our Government segment represented 53.6% of our revenue, revenue related to our TCPL Keystone segment represented 4.2% of our revenue, and Other revenue represented less than 1% of our revenue.

Lease and Services Agreements

The company’s operations in the HFS - South and HFS – Midwest segments are primarily conducted through committed contractual minimum revenue arrangements with its customers. For certain of the Company’s largest customers, it uses network lease and services agreements (“NLSAs”) which cover the customer’s full enterprise and are exclusive agreements with set terms and rates for all geographic regions in which the Company operates. The NLSAs obligate the customers to use the Company’s facilities and services across the U.S. The company’s NLSAs have an average set term of two to three years.

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

The Company’s operations in the Government segment includes the South Texas Family Residential Center pursuant to a contractual arrangement (the “Family Residential Center Contract” or “FRCC”) with a national provider of migrant programming (the “FRCC Partner”). This FRCC provides for the Company’s sublease and ongoing operation of the South Texas Family Residential Center through September 2026.

Our FRCC Partner depends on the U.S. government and its funding. Any impasse or delay in reaching a federal budget agreement, debt ceiling or government shutdowns, and the subsequent lack of funding to the applicable government entity, could result in material payment delays, payment reductions or contract terminations. The government may terminate the contract with our FRCC Partner for convenience on 90 days’ notice; in the event this should occur, our FRCC Partner may terminate its agreement with us upon 60 days’ notice.

Other Government Segment LSA

The Company also operates several facilities in connection with a lease and services agreement with a leading national nonprofit organization (“NNO Partner”), backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.  The contract, including subsequent change orders and amendments, has a value of approximately $129 million and is fully committed over its initial one-year term, which commenced March 18, 2021. The Company continues to have active discussions with our NNO Partner regarding extending the contract. These discussions include a variety of possible outcomes, including options for multiyear terms and expansion opportunities considerably greater than the current contract. The renewal discussions, and requisite notice and approval procedures, have progressed in normal business course and the Company remains confident of a successful outcome to these discussions and the continuation of its critical humanitarian support.

Our NNO Partner depends on the U.S. government and its funding. Any impasse or delay in reaching a federal budget agreement, debt ceiling or government shutdowns, and the subsequent lack of funding to the applicable government entity, could result in material payment delays, payment reductions or contract terminations. The government may terminate this contract with our NNO Partner for convenience; in the event this should occur, our NNO Partner may terminate its agreement with us for convenience.

Regulatory and Environmental Compliance

Our business and the businesses of the Company’s customers can be affected significantly by federal, state, municipal and local laws and regulations relating to the natural resource and mining industries, food safety and environmental protection. The Company incurs significant costs to comply with these laws and regulations in operating its business. However, changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, or new interpretations thereof, and the development of new laws and regulations could impact the Company’s business and result in increased compliance or operating costs associated with its or its customers’ operations.

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

To the extent that these laws and regulations impose more stringent requirements or increased costs or delays upon the Company’s customers in the performance of their operations, the resulting demand for the Company’s services by those customers may be adversely affected. Moreover, climate change laws or regulations could increase the cost of consuming, and thereby reduce demand for natural resources, which could reduce the Company’s customers’ demand for its services. The Company cannot predict changes in the level of enforcement of existing laws and regulations, how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on the Company or its customers or on our future operations or earnings. The Company also cannot predict the extent to which new laws and regulations will be adopted or whether such new laws and regulations may impose more stringent or costly restrictions on its customers or its operations.

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

The Company employed approximately 823 people as of December 31, 2021. Our workforce is comprised of all full-time employees. Of the total population as of December 31, 2021, approximately 410 of our employees worked in the HFS - South segment, approximately 20 of our employees worked in the HFS - Midwest segment, no employees worked in the TCPL Keystone segment, approximately 320 of our employees worked in the Government segment, and approximately 19 of our employees worked in the All Other segment. The remaining 54 employees worked in Corporate. None of the Company’s employees are unionized or members of collective bargaining arrangements.

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

•Employee wellness: The Company’s Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity, and overall employee engagement. The program includes a health assessment, no cost preventive care through the medical plan, two personal paid days off to be used for a physical and mental health, tobacco cessation support through our medical insurance carrier, and an employee assistance program. Approximately 36% of eligible employees participated in the Health & Safety program in 2021.

•Inclusion and diversity (“I&D”): Inclusion is how we foster an environment where various backgrounds are celebrated and encouraged to grow and learn by valuing the skills and expertise a diverse workforce provides. We believe that an inclusive and a diverse team is key to the success of our culture and aim to drive I&D initiatives. The Company’s I&D initiatives are operationalized through three core elements: (1) senior management’s endorsement of and alignment with the programs; (2) focused efforts in increasing diversity in the talent pipeline and our hiring; (3) creating an inclusive work environment where differences are welcomed..  In addition, the Company has made hiring and supporting veterans and minorities, especially in leadership roles, a priority. The Company analyzes diversity in the workforce on at least an annual basis and develops action plans from the results to spark dialogue among employees and leaders in an effort to build a more inclusive, diverse and empowered culture at the Company. As of December 31, 2021, women constituted approximately 38% of our workforce and self-identified racial or ethnic minorities represented 75% of our workforce. Diversity, Equity and Inclusion are core to our culture, and we believe that a diverse workforce is critical to our success.

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

•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend new hire orientation training within 90 days of hire, which training was delivered virtually during most of 2021. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our employees. In 2021, our employees enhanced their skills through training, including safety training, leadership training and equipment-related training from our suppliers. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.

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

For a list of real property owned material to the operations of Target Hospitality, refer to Part I Item 2 within this Annual Report on Form 10-K.

Communities/Owned and Leased Real Estate

Target Hospitality operates 28 communities, of which it owns the underlying real property of 43%, leases the underlying real property of 39%, and both owns and leases the underlying real property of 7%. The remaining 11% are customer sites.

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

Item 1A. Risk Factors

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found immediately following this summary and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	The global COVID-19 pandemic and government requirements to mandate COVID-19 vaccination has impacted our business.
●	We face significant competition in the specialty rental sector.
●	We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We derive a substantial portion of our revenue from the Government segment. The loss of, or a significant decrease in revenues from, any customer in this concentrated segment could seriously harm our financial condition and results of operations.
●	Our business may be adversely affected by periods of low commodity prices or unsuccessful exploration results which may decrease customers’ spending and our results.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions
●	Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our specialty rental and hospitality services contracts may constrain its ability to make a profit.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.
●	The valuation of our Private Warrants could cause volatility in our net income (loss).

Social, Political and Regulatory Risks

●	Failure to comply with government regulations related to food and beverages may subject us to liability.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
●	We are subject to various laws and regulations including those governing our contractual relationships. Obligations and liabilities under these laws and regulations may materially harm our business.
●	We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.

Growth, Development and Financing Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
●	Global, national or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cyber-security threats.

Risks Related to Our Indebtedness

●	Our leverage may make it difficult for us to service our debt and operate our business.
●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.

Risks Related to Ownership of Our Common Stock

●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.
●	We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive.

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

Public health crises such as the COVID-19 pandemic and their impact on business and economic conditions and government requirements could adversely affect our business, financial condition or results of operations.

We are subject to risks related to public health crises, such as the COVID-19 pandemic and the various measures that are implemented to protect public health, which can adversely affect the economy and financial markets. We have implemented business continuity plans to continue to provide specialty rental and hospitality services to our customers and to support our operations, while taking health and safety measures such as incentivizing employee vaccination, implementing worker distancing measures and masking measures and using a remote workforce where possible. There can be no assurance that the continued spread of COVID-19, or any future health public crisis, and efforts to contain such public health crisis (including, but not limited to, vaccination, social distancing and masking policies, restrictions on travel and reduced operations) will not materially impact our results of operations and financial position. In particular, the continued spread of COVID-19 and its variants and efforts to contain the virus could:

●	impact customer demand for our specialty rental and hospitality services;
●	reduce the availability and productivity of our employees;
●	cause us to experience an increase in costs as a result of our emergency and business continuity measures;
●	impact our ability to complete any strategic plans on time, or at all; and
●	cause other unpredictable events.

Additionally, on September 9, 2021, President Biden released his COVID-19 Action Plan, Path Out of the Pandemic (the “Plan”), with the stated goal of getting more people vaccinated.  As part of the Plan, President Biden signed Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Order”). Pursuant to the Order, on September 24, 2021, the Safer Federal Workforce Task Force (the “Task Force”) released guidance for U.S. Government contractors and their subcontractors, which includes us, including mandatory vaccination of all employees working on or for a government contract, either directly or indirectly, by January 4, 2022 (subject to medical and religious exemptions). We have been put on notice by our Government Segment partners of the COVID-19 vaccination requirement for their subcontractors. The Order has been challenged in court and its ultimate status is uncertain.

It is not currently possible to predict with any certainty the outcome of the legal challenges of the Order, or the requirements for U.S. Government contractors and their subcontractors. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, which could adversely affect our business, financial condition or results of operations. In addition, any requirement to impose obligations on our suppliers under the Order could impact the price and continuity of supply of materials and our business, financial condition or results of operations could be adversely affected.

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

We depend on several significant customers. For the year ended December 31, 2021, our 5 largest customers accounted for 68.2% of our total revenue. For a more detailed explanation of our customers, see the section of this Annual Report on Form 10-K entitled “Business.” The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, political and industry conditions.

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables. If we are not able to manage credit risk, or if a number of significant customers should have financial difficulties at the same time, our credit and equipment losses would increase above historical levels. If this should occur, our business, financial condition, and results of operations may be materially and adversely affected. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our business depends on the quality and reputation of the Company and its communities. Any deterioration in the quality and reputation of the Company or public resistance, potential legal challenges to, and increasing scrutiny of our industry, could affect our ability to obtain new contracts or result in the loss of existing contracts and negatively impact our brand or reputation, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Increased public resistance, including negative media attention and public opinion, to the use of private companies for the management and operation of facilities supporting immigration, may negatively impact our brand and the public perception of the Company. Maintaining and promoting our brand will depend largely on our ability to differentiate ourselves from the direct participants in the ongoing conflict around immigration policy. If we are portrayed negatively in the press or associated with the ongoing social and political debates around immigration policy, our public image and reputation could be irreparably tarnished and our brand could be harmed. If we are unable to counter such negative media attention effectively, investors may lose confidence in our business, which could result in a decline in the trading price of our common stock, and our business could be materially adversely affected.

Furthermore, our relationship with the U.S. government subjects us and our government contractor customers to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our or their business, financial condition, or results of operations. These operational risks and others associated with privately managing residential facilities could result in higher costs associated with staffing and lead to increased litigation. Lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for our facilities. Any court decision or government action that impacts our customers’ existing contracts with the government could impact our subcontracts for the facilities and result in a reduction in demand for our services or reputational damage to us, and require us to devote a significant amount of time and expense to the defense of our operations and reputation, which could materially affect our business, financial condition, and results of operations.

We derive a substantial portion of our revenue from the Government segment. The loss of, or a significant decrease in revenues from, any customer in this concentrated segment could seriously harm our financial condition and results of operations.

We derive a significant portion of our revenues from our subcontracts with government contractors. These revenues depend on the U.S. government and its contractors receiving sufficient funding and providing it with timely payment under the terms of our contracts. If the applicable government entity does not receive sufficient appropriations to cover its contractual obligations, it may delay or reduce payment to its contractors and, as a result, our government contractor customers may delay or reduce payments to or terminate their contracts with us. Any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our current and potential future government contractor customers may request in the future that we reduce our contract rates or forego increases to those rates as a way for those contractors to control costs and help their government customers to control their spending and address their budgetary shortfalls. For additional information regarding our operation of the Government segment, see “Business—Business Operations—Government” elsewhere in this Form 10-K.

The U.S. government and, by extension, our U.S. government contractor customers, may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. For example, while the U.S. government is currently using private immigration sites like the South Texas Family Residential Center, federal, state or local governmental partners may in the future choose to undertake a review of their utilization of privately operated facilities, or may cancel or decide not to renew existing contracts with their government contractors, who may, in turn, cancel or decide not to renew their contracts with us. Changes in government policy, presidential administration or other changes in the political landscape relating to immigration policies may similarly result in a decline in our revenues in the Government segment. In addition, lawsuits, to which we are not a party, have challenged the U.S. government’s policy of detaining migrant families, and government policies with respect to immigration may impact the demand for our facilities and any facilities that we may operate in the future. Any court decision or government action that impacts our existing contracts or any future contracts for similar facilities could materially affect our cash flows, financial condition and results of operations. Further, we may not be able to renew our agreements with the government contractors or enter new agreements with these contractors. Any renewals or new agreements we may enter may be on terms that are materially less favorable to us than those in our current agreements.

Our natural resource development customers are exposed to a number of unique operating risks and challenges which could also adversely affect us.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, natural resource development companies. The natural resource development industries’ willingness to explore, develop, and produce depends largely upon the availability of attractive resource prospects and the prevailing view of their future cash flows. Prices for energy products can be subject to large fluctuations in response to changes in the supply of and demand for these commodities, market uncertainty, and a variety of other factors that are beyond our control. This volatility causes natural resource development companies to change their strategies and expenditure levels. Accordingly, we could be impacted by disruptions to our customers’ operations caused by, among other things, any one of or all of the following singularly or in combination:

●worldwide economic activity including growth in developing countries, U.S. and international tax policies, pricing and demand for the natural resources being produced at a given project (or proposed project);
●national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (“OPEC”) to set and maintain production levels and government policies which could nationalize or expropriate natural resource development exploration, production, refining or transportation assets;
●the level of activity in U.S. shale development;
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
●risks associated with the natural resource industry being subject to various regulatory approvals. Such risks may include governmental actions;
●interruptions to the operations of our customers caused by industrial accidents or disputes or weather conditions and natural disasters; and
●delays in or failure to commission new infrastructure in timeframes so as not to disrupt customer operations.

The carrying value of our communities could be reduced by extended periods of limited or no activity by our customers, which would require us to record impairment charges equal to the excess of the carrying value of the communities over fair value. We may incur asset impairment charges in the future, which charges may affect negatively our results of operations and financial condition as well as our borrowing base.

Our business is contract intensive. Servicing existing contracts may lead to customer disputes or delays in receipt of payments, and failure to retain our current customers, renew existing customer contracts, and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.

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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts, and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate, or terminate contracts with us. In the context of a potential depressed commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness as we encountered with various customers during the COVID-19 pandemic. Further, if any of our customers fail to reach final investment decisions with respect to projects for which such customers have already awarded us contracts to provide related accommodations, those customers may terminate such contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts, or the failure to obtain new business would have a material adverse effect on our business, results of operations and financial condition.

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

Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes, outbreaks of epidemic or pandemic disease and terrorism, which could adversely affect its future revenue and financial condition and increase its costs and expenses. For example, extreme weather, particularly periods of high rainfall, hail, tornadoes, or extreme cold, in any of the areas in which we operate may cause delays in our community construction activities or result in the cessation of customer operations at one or more communities for an extended period of time. See “Risk Factors—We are exposed to various possible claims relating to our business and our insurance may not fully protect us.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results of Operations—Natural Disasters or Other Significant Disruption.” In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our communities and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of our communities or other sites, or business interruptions, any of which may materially adversely affect our business. If any of our communities were to experience a catastrophic loss, it could disrupt our operations, delay services, staffing and revenue recognition, and result in expenses to repair or replace the damaged facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties or facilities could significantly affect our ability to operate those properties or communities and thereby impair our results of operations.

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
●other time delays that may arise in relation to construction and development include supply of labor, scarcity of construction materials, real estate or leasing issues, lower than expected productivity levels, inclement weather conditions, land contamination or environmental claims, cultural heritage claims, difficult site access, or industrial relations issues;
●objections to our activities or those of our customers aired by aboriginal or community interests, political, environment and/or neighborhood groups which may cause delays in the granting or approvals and/or the overall progress of a project;
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

Our financial performance is dependent on the level of demand for our facilities and services, which is sensitive to the level of demand within various sectors, in particular, the natural resource development and government end-markets. Each of these sectors is influenced not only by the state of the general global economy but by a number of more specific factors as well. For example, demand for workforce accommodations within the natural resources sector may be materially adversely affected by a decline in global commodity prices. Demand for our facilities and services may also vary among different localities or regions. The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for our products and services, which may materially adversely affect our business, results of operations, and financial condition.

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

We are often dependent on third parties to supply services and materials for our communities and other sites. We typically do not enter into long-term contracts with third-party suppliers. We may experience supply problems as a result of logistical, financial or operating difficulties or the failure or consolidation of our suppliers. We may also experience supply problems as a result of shortages and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products and services that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce or supply our products or if the third parties fail to produce our products to our specifications or in a timely manner, our business, results of operations, and financial condition may be materially adversely affected.

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

Many of our key executives, managers, and employees have knowledge and an understanding of our business and our industry that cannot be readily duplicated and they are the key individuals that interface with customers. In addition, the ability to attract and retain qualified personnel is dependent on the availability of qualified personnel, the impact on the labor supply due to general economic or political conditions, and the ability to provide a competitive compensation package.

Significant increases in operating costs, including raw material and labor costs, could increase our operating costs significantly and harm our profitability.

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

Our profitability can also be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our communities. From time to time we have experienced increases in our food costs. In addition, food prices can fluctuate as a result of inflation, foreign exchange rates and temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains, and late freezes. We may be unable to fully recover costs, and such increases would negatively impact its profitability on contracts that do not contain such inflation protections.

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
●executive and legislative policies where we provide our services;
●the budgetary constraints of the government and/or our customers;
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

Our insurance policies have deductibles or self-insured retentions which would require us to expand amounts prior to taking advantage of coverage limits. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims such as dishonest, fraudulent, criminal or malicious acts; terrorism, war, hostile or warlike action during a time of peace; automobile physical damage; natural disasters; and certain cyber-crime. A judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face the following other risks related to our insurance coverage, including we may not be able to continue to obtain insurance on commercially reasonable terms; the counterparties to our insurance contracts may pose credit risks; and we may incur losses from interruption of our business that exceed our insurance coverage each of which, individually or in the aggregate, could materially and adversely impact our business/ Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available.

Financial Accounting Risks

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.

We have goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2021, we had approximately $41.0 million and $88.5 million of goodwill and other intangible assets, net, respectively, in our statement of financial position, which represents approximately 8.0% and 17.2% of total assets, respectively. We review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. Any impairment charges could adversely affect our reported results of operations and financial condition.

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

Social, Political, Regulatory and Litigation Risks

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

As of December 31, 2021, we had U.S. net operating loss (“NOL”) carryforwards of approximately $147.7 million for U.S. federal income tax purposes, available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). Approximately $2.3 million of these tax loss carryovers expire in 2038. The remaining $145.4 million of tax loss carryovers do not expire.

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

In addition, U.S. government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	specialized disclosure and accounting requirements unique to U.S. government contracts;
●	financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
●	public disclosures of certain contract and company information; and

●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

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

Further, our operations are subject to an array of other governmental regulations in each of the jurisdictions in which we operate. Our activities are subject to regulation by several federal and state government agencies, including OSHA and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the workforce housing industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise have a material adverse effect on our business, results of operations, and financial condition.

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

We may be exposed to certain regulatory and financial risks related to climate change and other environmental laws and regulations.

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

●	issuance of administrative, civil and criminal penalties;
●	denial or revocation of permits or other authorizations;
●	reduction or cessation of operations; and
●	performance of site investigatory, remedial or other corrective actions.

While it is not possible at this time to predict how environmental legislation may change or how new regulations that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions for us or our customers and could have a material adverse effect on our business or demand for our services.

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. For example, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, an indefinite suspension of new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of federal energy and natural resource permitting and leasing practices.  It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. The outcome of U.S. federal, regional, provincial, and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

●	result in increased costs associated with our operations and our customers’ operations;
●	increase other costs to our business;
●	reduce the demand for carbon-based fuels; and
●	reduce the demand for our services.

Any adoption of these or similar proposals by U.S. federal, regional, provincial, or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Regulatory and Environmental Compliance” in this Form 10-K for a more detailed description of our climate-change related risks.

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

We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and Nasdaq, as well as evolving investor expectations around disclosures, financial reporting, corporate governance and environmental and social practices. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the U.S. and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.

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

The condition and regulatory certification of any facilities or operations acquired is assessed as part of the acquisition due diligence. In some cases, facility condition or regulatory certification may be difficult to determine due to that facility being on lease at the time of acquisition and/or inadequate certification records. Facility acquisitions may therefore result in a rectification cost which may not have been factored into the acquisition price, impacting ability to deploy and ultimate profitability of the facility acquired.

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

Global, national or local economic movements could have a material adverse effect on our business.

We operate in the United States, but our business may be negatively impacted by economic movements or downturns in that market or in global markets generally, including those that could be caused by policy changes by the U.S. administration in areas such as trade and immigration. These adverse economic conditions may reduce commercial activity, cause disruption and volatility in global financial markets, and increase rates of default and bankruptcy. Reduced commercial activity has historically resulted in reduced demand for our products and services. For example, reduced commercial activity in the natural resource development sector in certain markets in which we operate may negatively impact our business. U.S. federal spending cuts or further limitations that may result from presidential or congressional action or inaction may also negatively impact our arrangements with government contractor customers. Disruptions in financial markets could negatively impact the ability of our customers to pay their obligations to us in a timely manner and increase our counterparty risk. If economic conditions worsen, we may face reduced demand and an increase, relative to historical levels, in the time it takes to receive customer payments. If we are not able to adjust our business in a timely and effective manner to changing economic conditions, our business, results of operations and financial condition may be materially adversely affected.

Information Technology and Privacy Risks

Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.

We depend on our management information systems to actively manage our facilities and provide facility information, and availability of our services. These functions enhance our ability to optimize facility utilization, occupancy, costs of goods sold, and average daily rate. The failure of our management information systems to perform as anticipated could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenue and increased overhead costs. For example, an inaccurate utilization rate could cause us to fail to have sufficient inventory to meet consumer demand, resulting in decreased sales. Any such failure could harm our business, results of operations and financial condition. In addition, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from business operations and growth initiatives, and increase our implementation and operating costs, any of which could materially adversely affect our operations and operating results. Furthermore, these technologies may require refinements and upgrades. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost- effective and timely manner. As a result, we may not achieve the benefits we may have been anticipating from any new technology or system

Like other companies, our information systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, telecommunications failures, computer viruses, security breaches (including cyber-attacks), and other security issues. In addition, because our systems contain information about individuals and businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs, regulatory sanctions, and other potential material adverse effects on our business, results of operations, and financial condition.

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

As of December 31, 2021, we, through our wholly-owned indirect subsidiary, Arrow Bidco, had $340 million of total indebtedness consisting of $0 of borrowings under the ABL Facility and $340 million of our 2024 Senior Secured Notes.

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

Our ability to meet our debt service obligations, including those under the ABL Facility and the Notes, or to refinance our debt depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may limit or prevent us from taking any of these actions. If we default on the payments required under the terms of certain of our indebtedness, that indebtedness, together with debt incurred pursuant to other debt agreements or instruments that contain cross-default or cross-acceleration provisions, may become payable on demand, and we may not have sufficient funds to repay all of our debts. As a result, our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

We and our subsidiaries may be able to incur substantial additional indebtedness (including additional secured obligations) in the future. Although the Indenture governing our 2024 Senior Secured Notes (defined below) and the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt, including future additional secured obligations, is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.

In the future, we may need to raise additional funds to, among other things, refinance existing indebtedness, fund existing operations, improve or expand our operations, respond to competitive pressures or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to achieve our business or strategic objectives or compete effectively. Our ability to pursue certain future opportunities may depend in part on our ongoing access to debt and equity capital markets. We cannot assure Noteholders that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth.

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

The ABL Facility and the Indenture, as well as any instruments that will govern any future debt obligations, contain covenants that impose significant restrictions on the way the Arrow Bidco and its subsidiaries can operate, including restrictions on the ability to:

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

Although these limitations will be subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Arrow Bidco’s ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If Arrow Bidco defaults on their obligations under the ABL Facility and the Indenture, then the relevant lenders or holders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under the ABL Facility, the Indenture or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full the ABL Facility, the Notes and our other debt.

The ABL Facility also requires our subsidiaries to satisfy specified financial maintenance tests in the event that certain excess liquidity requirements are not satisfied. The ability to meet these tests could be affected by deterioration in our operating results, as well as by events beyond our control, including increases in raw materials prices and unfavorable economic conditions, and we cannot assure Noteholders that these tests will be met. If an event of default occurs under the ABL Facility, the lenders thereunder could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, Target Hospitality’s assets may not be sufficient to repay in full that indebtedness and its other indebtedness then outstanding.

The amount of borrowings permitted at any time under the ABL Facility will be subject to compliance with limits based on a periodic borrowing base valuation of the borrowing base assets thereunder. As a result, our access to credit under the ABL Facility will potentially be subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. As a result of any change in valuation, the availability under the ABL Facility may be reduced, or we may be required to make a repayment of the ABL Facility, which may be significant. The inability to borrow under the ABL Facility or the use of available cash to repay the ABL Facility as a result of a valuation change may adversely affect our liquidity, results of operations and financial position.

Restrictions in Arrow Bidco’s existing and future debt agreements could limit our growth and our ability to respond to changing conditions.

The ABL Facility contains a number of significant covenants including covenants restricting the incurrence of additional debt. The credit agreement governing the ABL Facility requires Arrow Bidco, among other things, to maintain certain financial ratios or reduce our debt. These restrictions also limit our ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the ABL Facility and the indenture governing the Notes impose on it. In addition, complying with these covenants may also cause us to take actions that are not favorable to our securityholders and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

Arrow Holdings and Modulaire Global S.a r.l., entities controlled by TDR Capital, together beneficially owned approximately [63.8]% of our outstanding shares of common stock as of [March 1, 2022]. As a result of its ability to control a significant percentage of the voting power of our outstanding common stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters are located in Woodlands, Texas. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.  We own and operate 26 branch locations across the U.S. We also lease and operate 1 branch location in the U.S. Subject to certain exceptions, substantially all of our owned personal property and material real property in the U.S. and Canada is encumbered under our ABL Facility and the 2024 Senior Secured Notes. We do not believe that the encumbrances will materially detract from the value of our properties, nor will they materially interfere with their use in the operation of our business.

	Location	Description
HFS - Midwest
	Williston, North Dakota	Williams County Lodge
	Williston, North Dakota	Judson Executive Lodge
	Stanley, North Dakota	Stanley Hotel
	Watford City, North Dakota	Watford City Lodge

Government
	Dilley, Texas	Dilley (STFRC)
	Pecos, Texas	Pecos Children’s Center
	Pecos, Texas	Pecos Blue Lodge
	Pecos, Texas	Railhead Lodge (Leased)
	Orla, Texas	Orla North Lodge
	Orla, Texas	Delaware Lodge
	Mentone, Texas	Skillman Station Lodge
	Pecos, Texas	Pecos South Lodge*

HFS – South
	Pecos, Texas	Pecos South Lodge*
	Orla, Texas	Orla South Lodge
	Orla, Texas	El Capitan Lodge
	Odessa, Texas	Odessa West Lodge
	Odessa, Texas	Odessa East Lodge
	Odessa, Texas	Odessa FTSI Lodge
	Mentone, Texas	Mentone Wolf Lodge
	Midland, Texas	Midland Lodge
	Midland, Texas	Midland East Lodge
	Kermit, Texas	Kermit Lodge
	Kermit, Texas	Kermit North Lodge
	Barnhart, Texas	Barnhart Lodge
	Carlsbad, New Mexico	Carlsbad Lodge
	Carlsbad, New Mexico	Seven Rivers Lodge
	Jal, New Mexico	Jal Lodge

Other
	El Reno, Oklahoma	El Reno Lodge

*This location is shared between HFS – South and Government.

Item 3.  Legal Proceedings

We are involved in various lawsuits, claims and legal proceedings, most of which arise out of the ordinary course of business. The nature of the Company’s business is such that disputes occasionally arise with vendors including suppliers and subcontractors, and customers over contract specifications and contract interpretations among other things. The company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of exposure. We have insurance policies to cover general liability and workers’ compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under such pending lawsuits, claims and legal proceedings will not have a material adverse effect on its financial condition or results of operations. Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.

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

Holders

As of December 31, 2021, there were eighteen holders of record of our Common Stock and one holder of record of our Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock or Warrants are held of record by banks, brokers and other financial institutions.

Dividend Information

We do not currently pay any cash dividends on our Common Stock. The declaration and amount of any dividends in the future will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. We can give no assurances that we will pay a dividend in the future.

2018 Warrants

Platinum Eagle issued warrants to purchase its common stock as components of units sold in the Public Offering (the “Public Warrants”, together with the Private Warrants, the “2018 Warrants”).  Platinum Eagle also issued, in connection with the Public Offering, the Private Warrants.

As of December 31, 2021, there were 16,166,650 2018 Warrants outstanding. Of the 16,166,650 outstanding, 5,333,334 are Private Warrants and 10,833,316 are Public Warrants. The Private Warrants are classified as liabilities under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity guidance. The Public Warrants are classified as equity based on the guidance outlined in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Each 2018 Warrant entitles its holder to purchase Common Stock in accordance with its terms. See Note 12 and 20 of the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The graph below compares the cumulative total return of our common stock from January 12, 2018, through December 31, 2021, with the comparable cumulative return of three indices, the Russell Broadbased Total Returns, the Nasdaq US Benchmark TR Index, and the CRSP Nasdaq Stock Market Index. The graph plots the change in value of an initial investment in each of our Common Stock, the Russell 2000 Index, the Nasdaq US Benchmark Index, and the Nasdaq Stock Market Index over the indicated time periods. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of 48 Months Cumulative Total Return
Assumes Initial Investment of $100
December 2021
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
1/12/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Target Hospitality Corp.
CRSP NASDAQ Stock Market Index
NASDAQ US Benchmark TR
Russell Broadbased

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On August 15, 2019, the Company's board of directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our common shares from August 30, 2019 to August 15, 2020. As of August 15, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million. The 2019 Plan terminated on August 15, 2020 and was not renewed.

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

Please refer to Note 21 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for details of the form of Executive Nonqualified Stock Option Award Agreements, the forms of Executive Restricted Stock Unit Agreements, and the form of Executive Stock Appreciation Rights Award Agreement.

As of December 31, 2021, 6,734,387 securities had been granted under the Plan, including 1,578,537 of Stock Appreciation Right Awards, which are intended to settle in cash.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	2,968,678	$6.11	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,968,678	$6.11	—
(1)	The number of common shares reported in Column (a) excludes liability-based stock appreciation right awards of 1,578,537 and liability-based RSUs of 537,047 and shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2021, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 1,325,543 equity-based RSUs at a weighted average grant price of $3.00, and 1,643,135 stock options at a weighted average exercise price of $6.11. For additional information on the awards outstanding under the Plan, see Note 21 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●                   the duration of the COVID-19 pandemic or any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●                   operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, government imposed mandates, contract and supply chain disruptions;

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

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Target Hospitality Corp. and is intended to help the reader understand Target Hospitality Corp., our operations and our present business environment.  This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes to those statements included in Part II, Item 8 within this Annual Report on Form 10-K. References to “we,” “us,” “our”, “Target Hospitality,” or “the Company” refer to Target Hospitality Corp. and its consolidated subsidiaries.

As discussed in Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K, in 2021, we adopted SEC guidance that is intended to modernize, simplify, and enhance certain disclosures throughout this MD&A.  In accordance with this guidance, we have modified the tabular disclosure of contractual obligations to provide disclosures addressing the most significant categories of our short-term and long-term needs for cash.

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of  December 31, 2021, our network included 28 communities to better serve our customers across the US.

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

The financial results for the year ended December 31, 2020 reflect the reduced customer activity in the HFS – South and Midwest segments as compared to pre-COVID levels experienced in the first quarter of 2020. However, the Company did experience increases in demand for its hospitality and accommodation services compared to the lows experienced in the second and third quarter of 2020, including demand for the Company’s HFS – South segment accommodations as customer activity levels continued to increase during 2021.  Refer to the section titled “Risk Factors” included in Part I Item 1A of this Annual Report on Form 10-K for additional discussion around COVID-19.

For the year ended December 31, 2021, key drivers of financial performance included:

●	Increased revenue by $66.2 million or 29% compared to the year ended 2020 primarily due to additional revenue generated from growth in the Government segment as well as increase in customer demand in the HFS – South segment.
●	Increased revenue in the HFS – South segment by $4.8 million or 4% as compared to the year ended December 31, 2020 as a result of increase in customer demand.

●	Generated a net loss of approximately $4.6 million for the year ended December 31, 2021 as compared to a net loss of $25.1 million for the year ended December 31, 2020. This decrease in net loss is primarily attributable to an increase in gross profit driven by the increase in revenue as well as a decrease in interest expense driven by significant debt reduction, partially offset by an increase in operating expenses, an increase in the estimated fair value of warrant liabilities, and an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $119.2 million representing an increase of $40.7 million or 51.8% as compared to the year ended December 31, 2020, driven primarily by the increase in revenue.

In addition to the above, we generated positive cash flows from operations of approximately $104.6 million representing a increase in cash flows from operations by $57.8 million or 123.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the HFS – South and HFS – Midwest regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities and government housing programs.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the commodity price volatility discussed below has had, and could continue to, have a material adverse effect on the Company’s results of operations.  Refer to section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K for further information on this situation.

Supply and Demand for Natural Resources

As a provider of vertically integrated specialty rental and hospitality services, we are not directly impacted by commodity price fluctuations. However, these price fluctuations indirectly influence our activities and results of operations because the natural resource development workforce is directly affected by price fluctuations and the industry’s expansion or contraction as a result of these fluctuations. Our occupancy volume depends on the size of the workforce within the natural resources industry and the demand for labor. Commodity prices are volatile and influenced by numerous factors beyond our control, including the domestic and global supply of and demand for natural resources, the commodities trading markets, as well as other supply and demand factors that may influence commodity prices. As a result of the commodity price volatility experienced in early 2020, the Company temporarily closed and consolidated communities in the HFS – South and HFS – Midwest segments.  However, these communities began re-opening in July 2020 as conditions started to improve.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 69.7% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 30.3% of revenues were earned through leasing of lodging facilities (26.4%) and construction fee income (3.9%) for the year ended December 31, 2021. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

The Company originated a contract in 2013 with TC Energy Pipelines to construct, deliver, cater and manage all accommodations and hospitality services in conjunction with the planned construction of the Keystone XL pipeline project.  During the construction phase of the contract, the Company recognized revenue as costs were incurred in connection with the project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K. One of these communities was completed and opened in September 2020 and subsequently closed in mid-December 2020.  The revenue recognized on the community post construction for the year ended December 31, 2020, is recognized in services income along with our other revenue from specialty rental with vertically integrated hospitality services. In January 2021, the project was suspended due to the Keystone XL Presidential Permit being revoked. Then on July 23, 2021, the Company executed the Termination and Settlement Agreement, which effectively terminated the Company’s contract with TC Energy that was originated in 2013 and no further revenue will be generated from the contract with TC Energy.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the HFS – South and HFS – Midwest segments, and the consumer price index impacting government contracts.

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

Segments

We have identified four reportable business segments: Hospitality & Facilities Services - South, Hospitality & Facilities Services - Midwest, Government, and TCPL Keystone:

Hospitality & Facilities Services - South

The HFS – South segment reflects our facilities and operations in the HFS – South region and includes our 15 communities located across Texas and New Mexico.

Hospitality & Facilities Services - Midwest

The HFS – Midwest segment reflects our facilities and operations in the HFS – Midwest region and includes our 4 communities in North Dakota.

Government

The Government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with our FRCC Partner. Additionally, this segment also includes facilities and operations provided under a lease and services agreement with a leading nonprofit organization, backed by a committed United States Government contract, to provide a suit of comprehensive service offerings in support of their humanitarian aid efforts.

TCPL Keystone

The TCPL Keystone segment reflects initial preparatory work and plans for facilities and services provided in connection with the TC Energy Keystone pipeline project. In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked. Then on July 23, 2021, the Company executed the Termination and Settlement Agreement, which effectively terminated the Company’s contract with TC Energy that was originated in 2013. As a result of the Termination and Settlement Agreement, no further activity is expected in this segment.

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in Oklahoma, and the catering and other services provided to communities and other workforce accommodation facilities for the natural resource development industries not owned by us.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Commodity Price Volatility

The COVID-19 pandemic and the disruption in the natural resource development industry has had a material adverse effect on our business and results of operations. The financial results for the year ended December 31, 2020 reflect the reduced activity in the HFS – South and HFS – Midwest segments resulting from the negative effects of the commodity price volatility compounded by the effects of COVID-19 as these disruptions have created significant challenges for our natural resource development end-market customers. This drove a significant reduction in our utilization in these segments during 2020, and, although we have experienced steady increases in utilization into 2021, such utilization levels have not yet reached pre-pandemic levels experienced during the first quarter of 2020. During 2020, these events also impacted the liquidity of our natural resources development end market customers resulting in a greater level of bad debt expense during 2020.

Acquisitions

On June 19, 2019, Target Logistics Management LLC (“TLM”) entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties named therein, pursuant to which TLM acquired substantially all of the assets in connection with the subject seller communities. This acquisition further expanded our presence in Texas within our HFS – South segment, adding 575 rooms.  Prior to the acquisition, TLM was providing management and catering services to the Superior Sellers, which was terminated upon the closing of the acquisition.

On July 1, 2019, TLM purchased a 168-room community from ProPetro Services, Inc (“ProPetro”).  On July 1, 2019, in connection with the purchase of this community, TLM and ProPetro entered into an amendment to its existing Network Lease and Services Agreement resulting in ProPetro leasing from the Company an additional 166 rooms per night for one year subject to three one-year extension options.  The extension options were not exercised and resulted in the Company earning a termination fee of approximately $0.5 million for the year ended December 31, 2020. The ProPetro acquisition further expanded the Company’s presence in the HFS – South segment.

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

Consolidated Results of Operations for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2021	2020	2019	2021 vs. 2020	2021 vs. 2020	2020 vs. 2019	2020 vs. 2019
Services income	$203,134	$132,430	$242,817	$70,704	53%	$(110,387)	(45)%
Specialty rental income	76,909	52,960	59,826	23,949	45%	(6,866)	(11)%
Construction fee income	11,294	39,758	18,453	(28,464)	(72)%	21,305	115%
Total revenues	291,337	225,148	321,096	66,189	29%	(95,948)	(30)%
Costs:
Services	120,192	109,185	120,712	11,007	10%	(11,527)	(10)%
Specialty rental	16,186	8,843	9,950	7,343	83%	(1,107)	(11)%
Depreciation of specialty rental assets	53,609	49,965	43,421	3,644	7%	6,544	15%
Gross profit	101,350	57,155	147,013	44,195	77%	(89,858)	(61)%
Selling, general and administrative	46,461	38,128	76,648	8,333	22%	(38,520)	(50)%
Other depreciation and amortization	16,910	15,649	15,481	1,261	8%	168	1%
Restructuring costs	-	-	168	-	-	(168)	(100)%
Currency gains, net	-	-	(123)	-	-	123	(100)%
Other expense (income), net	880	(723)	6,872	1,603	(222)%	(7,595)	(111)%
Operating income	37,099	4,101	47,967	32,998	805%	(43,866)	(91)%
Loss on extinguishment of debt	-	-	907	-	-	(907)	(100)%
Interest expense, net	38,704	40,034	33,401	(1,330)	(3)%	6,633	20%
Change in fair value of warrant liabilities	1,067	(2,347)	(5,920)	3,414	(145)%	3,573	(60)%
Income (loss) before income tax	(2,672)	(33,586)	19,579	30,914	(92)%	(53,165)	(272)%
Income tax expense (benefit)	1,904	(8,455)	7,607	10,359	(123)%	(16,062)	(211)%
Net income (loss)	$(4,576)	$(25,131)	$11,972	$20,555	(82)%	$(37,103)	(310)%

Comparison of Years Ended December 31, 2021 and 2020

Total Revenue. Total revenue was $291.3 million for the year ended December 31, 2021 as compared to $225.1 million for the year ended December 31, 2020, and consisted of $203.1 million of services income, $76.9 million of specialty rental income and $11.3 million of construction fee income. Total revenue for the year ended December 31, 2020 consisted of $132.4 million of services income, $53.0 million of specialty rental income and $39.8 million of construction fee income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services including catering, food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management services, health and recreation facilities, concierge services and laundry service. The main driver of the increase in services income revenue year over year was growth in the Government segment combined with a significant increase in customer activity in the HFS – South segment. This growth was partially offset by a reduction of customer activity in the HFS – Midwest segment, due to the effects of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020. Additionally, a reduction in activity in the TCPL Keystone segment as a result of the termination discussed below contributed to an offsetting decrease in services income during 2021.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract with the current year consisting almost exclusively of revenue related to the Termination and Settlement Agreement. The decrease in construction fee income in 2021 compared to 2020 was due to the project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulted in the contract being terminated in July 2021 pursuant to the Termination and Settlement Agreement.

Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned. Specialty rental income increased as a result of growth in the Government segment as a result of the leasing revenue generated by the new Government contract entered into in March 2021.

Cost of services. Cost of services was $120.2 million for the year ended December 31, 2021 as compared to $109.2 million for the year ended December 31, 2020. The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above. Additionally, there was also a slight increase in services costs in the HFS – South segment driven by the increase in customer activity mentioned above.  These increases were significantly offset by lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021 driven by the Presidential Permit being revoked. Pursuant to the Termination and Settlement Agreement, the underlying contract with TC Energy was terminated in July 2021. Additionally, there was also a decrease in the costs in the HFS – Midwest segment driven by a slight decrease in customer activity.

Specialty rental costs. Specialty rental costs were approximately $16.2 million for the year ended December 31, 2021 as compared to $8.8 million for the year ended December 31, 2020. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment. This increase was partially offset with a decrease in specialty rental costs due to a modification of a contract for one of our HFS customers, which resulted in all such costs and related revenue now being recognized in services income and costs, as it no longer meets the definition of a lease.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $53.6 million for the year ended December 31, 2021 as compared to $50.0 million for the year ended December 31, 2020. The increase in depreciation expense is primarily attributable to growth in the Government segment as noted above offset by a decrease in the HFS – South segment due to transfer of assets from the HFS – South segment to the Government segment to service the new Government segment contract. In addition, the increase in depreciation expense is also partially offset by a decrease for a location within the Government segment as a result of site work being fully depreciated as of September 30, 2021.

Selling, general and administrative. Selling, general and administrative was $46.5 million for the year ended December 31, 2021 as compared to $38.1 million for the year ended December 31, 2020. The increase in selling, general and administrative expense of $8.4 million was primarily driven by increases in labor costs, advisory and other professional fees attributable to corporate development activities, and to a lesser extent, outside services, travel, amortization of system implementation costs, marketing and advertising, and insurance expense. The increase in labor costs are driven primarily by an increase in bonus expense, stock based compensation, and to a lesser extent commissions as there have been no material increases to corporate headcount. These increases were partially offset by a decrease in bad debt expense as economic conditions improved.

Other depreciation and amortization. Other depreciation and amortization expense was $16.9 million for the year ended December 31, 2021 as compared to $15.6 million for the year ended December 31, 2020. The increase in other depreciation and amortization expense is due primarily to an increase in depreciation expense associated with an increase in depreciable capital expenditures.

Other expense (income), net. Other expense (income), net was $0.9 million for the year ended December 31, 2021 as compared to ($0.7) million for the year ended December 31, 2020. The increase in expense was primarily driven by the prior year including insurance proceeds received for an involuntary asset conversion attributable to storm damage, which did not recur in the current year, as well as related party reimbursement income whereby the agreement ended on December 31, 2020 and was not renewed.

Interest expense, net. Interest expense, net was $38.7 million for the year ended December 31, 2021 as compared to interest expense, net of $40.0 million for the year ended December 31, 2020. The change in interest expense is driven by a reduction of the interest on the ABL facility as a result of a lower outstanding balance during 2021 as the amount was completely paid off in July 2021.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end. The change in fair value of the warrant liabilities was $1.1 million for the year ended December 31, 2021 as compared to ($2.4) million for the year ended December 31, 2020. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have increased in the current year, generating a reduction to income in the current year.

Income tax expense (benefit).  Income tax expense (benefit) was $1.9 million for the year ended December 31, 2021 as compared to ($8.5) million for the year ended December 31, 2020. The increase in income tax expense is primarily attributable to the decrease in loss before taxes for the year ended December 31, 2021 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Comparison of the Years Ended December 31, 2020 and 2019

For discussion of the comparison of our operating results for the years ended December 31, 2020 and 2019, please read the “Comparison of Years Ended December 31, 2020 and 2019” section located in the Management Discussion & Analysis section in our 2020 Annual Report on From 10-K/A filed on May 24, 2021 and is incorporated herein by reference.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenue:	2021	2020	2019	2021 vs. 2020	2021 vs. 2020	2020 vs. 2019	2020 vs. 2019
Government	$156,250	$63,259	$66,972	$92,991	147%	$(3,713)	(6)%
Hospitality & Facilities Services - South	116,958	112,126	214,464	4,832	4%	(102,338)	(48)%
Hospitality & Facilities Services - Midwest	4,150	6,605	20,620	(2,455)	(37)%	(14,015)	(68)%
TCPL Keystone	12,283	41,911	15,744	(29,628)	(71)%	26,167	166%
All Other	1,696	1,247	3,296	449	36%	(2,049)	(62)%
Total revenues	$291,337	$225,148	$321,096	$66,189	29%	$(95,948)	(30)%

Adjusted Gross Profit
Government	$94,801	$47,523	$49,203	$47,278	99%	$(1,680)	(3)%
Hospitality & Facilities Services - South	52,344	51,518	128,424	826	2%	(76,906)	(60)%
Hospitality & Facilities Services - Midwest	(711)	161	8,511	(872)	(543)%	(8,350)	(98)%
TCPL Keystone	9,161	8,617	3,060	544	6%	5,557	182%
All Other	(636)	(699)	1,236	63	(9)%	(1,935)	(157)%
Total Adjusted Gross Profit	$154,959	$107,120	$190,434	$47,839	45%	$(83,314)	(44)%

Average Daily Rate
Government	$76.04	$70.60	$74.89	$5.44		$(4.29)
Hospitality & Facilities Services - South	$74.64	$81.67	$84.69	$(7.03)		$(3.02)
Hospitality & Facilities Services - Midwest	$68.91	$79.69	$77.67	$(10.78)		$2.02
Total Average Daily Rate	$75.31	$77.40	$81.26	$(2.09)		$(3.86)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets, certain severance costs, and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Comparison of Years Ended December 31, 2021 and 2020

Government

Revenue for the Government segment was $156.3 million for the year ended December 31, 2021 as compared to $63.3 million for the year ended December 31, 2020.

Adjusted gross profit for the Government segment was $94.8 million for the year ended December 31, 2021 as compared to $47.5 million for the year ended December 31, 2020.

Revenue and adjusted gross profit increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned. This increase was partially offset by lower non-cash deferred revenue amortization on a legacy contract, driven by a contract extension modification, which extended the term through September 2026 compared to the previous term through September 2021.

Hospitality & Facilities Services - South

Revenue for the HFS – South segment was $117.0 million for the year ended December 31, 2021, as compared to $112.1 million for the year ended December 31, 2020.

Adjusted gross profit for the HFS – South segment was $52.3 million for the year ended December 31, 2021, as compared to $51.5 million for the year ended December 31, 2020.

The increase in revenue of $4.8 million and increase in adjusted gross profit of $0.8 million is primarily attributable to an increase in utilization driven by a significant increase in customer demand.

Hospitality & Facilities Services - Midwest

Revenue for the HFS – Midwest segment was $4.2 million for the year ended December 31, 2021, as compared to $6.6 million for the year ended December 31, 2020.

Adjusted gross profit for the HFS – Midwest segment was ($0.7) million for the year ended December 31, 2021, as compared to $0.2 million for the year ended December 31, 2020.

The decrease in revenue of $2.5 million and decrease in adjusted gross profit of $0.9 million was primarily driven by a decrease in utilization and ADR due to the impacts of the COVID-19 pandemic, which created a meaningful reduction in customer headcount demand when compared to the first quarter of 2020. The HFS – Midwest segment was shut down in early May of 2020 but began to reopen in July of 2020. However, this segment experienced a slight increase in customer demand toward the end of 2021.

TCPL Keystone

Revenue for the TCPL Keystone segment was $12.3 million for the year ended December 31, 2021, as compared to $41.9 million and $15.7 million for the years ended December 31, 2020 and 2019, respectively.

Adjusted gross profit for the TCPL Keystone segment was $9.2 million for the year ended December 31, 2021, as compared to $8.6 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively.

The decrease in revenue in 2021 compared to 2020 was due to the project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulted in the TC Energy contract being terminated in July 2021 with the current year consisting almost exclusively of revenue related to the Termination and Settlement Agreement executed in July 2021. We anticipate activity in this segment to be eliminated as no further revenue is expected as a result of the Termination and Settlement Agreement.

Comparison of the Years Ended December 31, 2020 and 2019

For discussion of the comparison of our operating results for the years ended December 31, 2020 and 2019, please read the “Comparison of Years Ended December 31, 2020 and 2019” section located in the Management Discussion & Analysis section in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 24, 2021 and is incorporated herein by reference.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth strategy, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

If our cash flows and capital resources are insufficient, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, and seek additional capital. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects.  We may from time to time seek to purchase our equity and debt securities for cash or other consideration in open market purchases, privately-negotiated transactions, exchange offers or otherwise.  Any such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

For additional discussion of risks related to our liquidity and capital resources, including the impact of COVID-19, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Capital Requirements

During the year ended December 31, 2021, we incurred approximately $36.8 million in capital expenditures, which increased by approximately $27.7 million compared to the year ended December 31, 2020. Our total annual 2021 capital spending included growth projects to increase community capacity, mainly in the Government segment. In 2020, in response to anticipated lower utilization levels resulting from the impact of commodity price volatility and COVID-19, as previously discussed, the Company reduced its anticipated 2020 capital expenditures by 50%. In 2021, capital expenditures incurred increased from 2020. This increase was primarily driven by growth in the Government segment and maintenance capital expenditures that were delayed in 2020 to conserve cash. Although growth capital expenditures are largely discretionary, our long-lived specialty rental assets require a certain level of maintenance capital expenditures, which have ranged from approximately 0.4% to 4% of annual revenue between 2018 and 2021, with an average cost of approximately 1.6% of annual revenue. Maintenance capital expenditures for specialty rental assets amounted to approximately $11.7 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.  As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our audited consolidated statements of cash flows:

	For the Years Ended
	December 31,
	2021	2020	2019

Net cash provided by operating activities	$104,599	$46,781	$60,495
Net cash used in investing activities	(35,915)	(10,949)	(112,705)
Net cash provided by (used in) financing activities	(52,271)	(35,683)	46,652
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	(9)	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,427	$140	$(5,612)

Comparison of Years Ended December 31, 2021 and 2020

Cash flows provided by operating activities. Net cash provided by operating activities was $104.6 million for the year ended December 31, 2021 compared to $46.8 million for the year ended December 31, 2020. This increase in cash provided by operating activities relates primarily to to an increase in cash collections of approximately $125.9 million resulting from growth in the Government segment, partially offset by a decrease in cash collections from TC Energy of approximately $24.2 million as a result of the termination of that contract, a decrease in cash collections of approximately $28.6 million  in the first quarter of 2021 when compared to the first quarter of 2020 as a result of the impact of COVID-19, as well as a decrease in other cash collections of approximately $0.2 million. This net increase in cash collections of approximately $72.9 million was partially offset by an increase in cash payments for operating expenses and payroll of approximately $16.3 million resulting from growth and increased activity year-over-year, partially offset by a decrease in interest payments of approximately $1.8 million year-over-year driven by a reduction in debt.

Cash flows used in investing activities. Net cash used in investing activities was $35.9 million for the year ended December 31, 2021 compared to $10.9 million for the year ended December 31, 2020. This increase in cash used in investing activities primarily relates to the increase in capital expenditures driven by growth in the Government segment.

Cash flows provided by financing activities. Net cash used in financing activities was $52.3 million for the year ended December 31, 2021 compared to $35.7 million for the year ended December 31, 2020. The increase in cash used in financing activities primarily reflects the decrease in cash received from borrowings on finance and capital lease obligations and the increase in principal payments on borrowings from the ABL Facility in the current period as the ABL Facility was completely paid off by July of 2021 and has no outstanding balance as of December 31, 2021.  As of December 31, 2021, the ABL Facility has an undrawn capacity of $125 million available to fund the various cash needs of the Company.

Comparison of the Years Ended December 31, 2020 and 2019

For discussion of the comparison of our operating results for the years ended December 31, 2020 and 2019, please read the “Comparison of Years Ended December 31, 2020 and 2019” section located in the Management Discussion & Analysis section in the our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 24, 2021 and is incorporated herein by reference.

Indebtedness

The Company’s capital lease and other financing obligations as of December 31, 2021 consisted of $1.4 million of capital leases. The capital leases pertain to leases entered into during 2019 through 2021, for commercial-use vehicles with 36-month terms expiring through 2024 with a weighted average interest rate of approximately 3.83%. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%. The insurance financing arrangement required 9 monthly payments of approximately $0.4 million that began on December 1, 2020 and ended on August 1, 2021 when the obligation was completely paid off.

The Company’s capital lease and other financing obligations as of December 31, 2020 consisted of approximately $0.9 million of capital leases related to commercial-use vehicles with the same terms as described above, and $2.9 million related to the insurance financing obligation described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. During the year ended December 31, 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available, which reduced the outstanding balance to $0 as of December 31, 2021. The maturity date of the ABL Facility is September 15, 2023.  Refer to Note 11 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on the ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019.  Refer to Note 11 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional discussion of the 2024 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance capital expenditures for specialty rental assets, (iii) payments due under capital and operating leases, and (iv) debt service. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations) as of December 31, 2021:

	Total	2022	2023 and 2024
Interest Payments(1)	$80,750	$32,300	$48,450
2024 Senior Secured Notes	340,000	—	340,000
Total	$420,750	$32,300	$388,450
(1)	We will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million in connection with our 2024 Senior Secured Notes due March 15, 2024. Over the remaining term of the Notes, interest payments total approximately $80.8 million.

Commitments and Contingencies

We lease certain land, community units, and real estate under non-cancelable operating leases, the terms of which vary and generally contain renewal options.  Total rent expense under these leases is recognized ratably over the initial term of the lease.  Any difference between the rent payment and the straight-line expense is recorded as a liability.

Rent expense included in services costs in the audited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $13.9 million, $5.6 million, and $12.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Rent expense included in selling, general, and administrative expenses in the audited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Future minimum lease payments at December 31, 2021 by year and in the aggregate for each of the next five years and thereafter, under non-cancelable operating leases are as follows:

2022	$5,003
2023	4,514
2024	4,118
2025	3,593
2026	2,874
Thereafter	376
Total	$20,478

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

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax assets are determined with consideration to historical profitability, projected future taxable income, the reversals of existing taxable temporary differences, and tax planning strategies. After consideration of all these factors, we recognize deferred tax assets when we believe that it is more likely than not that we will realize them. The Company’s deferred tax assets include a significant amount of tax loss carryforwards.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized. A significant positive evidence factor that we consider in the recognition of deferred tax assets is a positive earnings history and cumulative income position.  The Company has had a stable earning history prior to the impacts of COVID-19 and the energy and natural resource price volatility as experienced during 2020 and has not lost any tax attributes in the past.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.  Refer to Note 14 – Income Taxes included in the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for additional information on our deferred tax assets and liabilities.

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

Target Hospitality defines Adjusted gross profit, as gross profit plus depreciation of specialty rental assets, loss on impairment, and certain severance costs.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense, net: Other expense, net includes losses from the sale of certain land parcels, consulting expenses related to certain projects, miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, involuntary asset conversion gains and losses, COVID-19 related expenses, and other immaterial non-cash charges.
●	Restructuring costs: Target Parent incurred certain costs associated with restructuring plans designed to streamline operations and reduce costs.
●	Currency gains, net: Foreign currency transaction gains.
●	Transaction bonus amounts: Target Parent paid certain transaction bonuses to certain executives and employees related to the closing of the Business Combination. As discussed in Note 3 of our notes to our consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K, these bonuses were fully funded by a cash contribution from Algeco Seller in March of 2019.
●	Transaction expenses: Target Hospitality incurred certain transaction costs, including legal and professional fees, associated primarily with the Business Combination in 2019 as well as other transactions unrelated to the Company’s core business operations. Such amounts in 2019 related to the Business Combination were funded by proceeds from the Business Combination.
●	Acquisition-related expenses: Target Hospitality incurred certain transaction costs associated with the acquisition of Superior.
●	Officer loan expense: Non-cash charge associated with loans to certain executive officers of the Company that were forgiven and recognized as selling, general, and administrative expense upon consummation of the Business Combination. Such amounts are not expected to recur in the future.
●	Target Parent selling, general and administrative costs: Target Parent incurred certain costs in the form of legal and professional fees as well as transaction bonus amounts, primarily associated with a restructuring transaction that originated in 2017.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
	December 31,
	2021	2020	2019
Gross Profit	$101,350	$57,155	$147,013
Depreciation of specialty rental assets	53,609	49,965	43,421
Adjusted gross profit	$154,959	$107,120	$190,434

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Years Ended
	December 31,
	2021	2020	2019
Net income (loss)	$(4,576)	$(25,131)	$11,972
Income tax expense (benefit)	1,904	(8,455)	7,607
Interest expense, net	38,704	40,034	33,401
Loss on extinguishment of debt	-	-	907
Other depreciation and amortization	16,910	15,649	15,481
Depreciation of specialty rental assets	53,609	49,965	43,421
EBITDA	106,551	72,062	112,789

Adjustments
Other expense, net	878	416	8,031
Restructuring costs	-	-	168
Currency gains, net	-	-	(123)
Transaction bonus amounts	-	-	28,519
Transaction expenses	1,198	979	10,022
Acquisition-related expenses	-	-	370
Officer loan expense	-	-	1,583
Target Parent selling, general, and administrative costs	-	-	246
Stock-based compensation	5,082	3,592	1,527
Change in fair value of warrant liabilities	1,067	(2,347)	(5,920)
Other adjustments	4,400	3,786	1,976
Adjusted EBITDA	$119,176	$78,488	$159,188

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
	December 31,
	2021	2020	2019
Net cash provided by operating activities	$104,599	$46,781	$60,495
Less: Maintenance capital expenditures for specialty rental assets	(11,659)	(888)	(2,029)
Discretionary cash flows	$92,940	$45,893	$58,466

Purchase of specialty rental assets	(35,488)	(12,177)	(84,732)
Purchase of property, plant and equipment	(427)	(381)	(441)
Purchase of business, net of cash acquired	-	-	(30,000)
Receipt of insurance proceeds	-	619	386
Proceeds from sale of specialty rental assets and other property, plant and equipment	-	990	1,444
Repayments from affiliates	-	-	638
Net cash used in investing activities	$(35,915)	$(10,949)	$(112,705)

Proceeds from borrowings on Senior Secured Notes, net of discount	-	-	336,699
Proceeds from borrowings on finance and capital lease obligations	-	13,437	-
Principal payments on finance and capital lease obligations	(4,172)	(11,581)	(2,331)
Principal payments on borrowings from ABL	(76,000)	(74,500)	(48,790)
Proceeds from borrowings on ABL	28,000	42,500	108,240
Repayment of affiliate note	-	-	(3,762)
Contributions from affiliate	-	-	39,107
Recapitalization	-	-	218,752
Recapitalization - cash paid to Algeco Seller	-	-	(563,134)
Payment of deferred financing costs	-	-	(19,798)
Purchase of treasury stock	-	(5,318)	(18,241)
Restricted shares surrendered to pay tax liabilities	(99)	(221)	(90)
Net cash provided by (used in) financing activities	$(52,271)	$(35,683)	$46,652

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2021, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as December 31, 2021.

Commodity Risk

Commodity price fluctuations also indirectly influence our activities and results of operations over the long-term because they may affect production rates and investments by natural resource development companies in the development of commodity reserves.

We have limited direct exposure to risks associated with fluctuating commodity prices. However, both our profitability and our cash flows are affected by volatility in commodity prices. We do not currently hedge our exposure to commodity prices.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Hospitality Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

March 11, 2022

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,406	$6,979
Accounts receivable, less allowance for doubtful accounts of $43 and $2,977, respectively	28,780	28,183
Prepaid expenses and other assets	8,350	7,195
Related party receivable	—	1,205
Total current assets	60,536	43,562

Specialty rental assets, net	291,792	311,487
Other property, plant and equipment, net	11,252	11,019
Goodwill	41,038	41,038
Other intangible assets, net	88,485	103,121
Deferred tax asset	14,710	15,179
Deferred financing costs revolver, net	2,159	3,422
Other non-current assets	3,420	5,409
Total assets	$513,392	$534,237

Liabilities
Current liabilities:
Accounts payable	$11,803	$10,644
Accrued liabilities	33,126	24,699
Deferred revenue and customer deposits	27,138	6,619
Current portion of capital lease and other financing obligations (Note 11)	729	3,571
Total current liabilities	72,796	45,533

Other liabilities:
Long-term debt (Note 11):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(1,681)	(2,319)
Less: unamortized term loan deferred financing costs	(8,107)	(11,182)
Long-term debt, net	330,212	326,499
Revolving credit facility (Note 11)	—	48,000
Long-term capital lease and other financing obligations	696	269
Other non-current liabilities	1,465	479
Deferred revenue and customer deposits	7,273	11,752
Asset retirement obligations	2,079	2,284
Warrant liabilities	1,600	533
Total liabilities	416,121	435,349

Commitments and contingencies (Note 16)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 106,367,450 issued and 101,952,683 outstanding as of December 31, 2021 and 105,585,682 issued and 101,170,915 outstanding as of December 31, 2020.	10	10
Common Stock in treasury at cost, 4,414,767 shares as of December 31, 2021 and December 31, 2020, respectively.	(23,559)	(23,559)
Additional paid-in-capital	109,538	106,551
Accumulated other comprehensive loss	(2,462)	(2,434)
Accumulated earnings	13,744	18,320
Total stockholders' equity	97,271	98,888
Total liabilities and stockholders' equity	$513,392	$534,237

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2021	2020	2019
Revenue:
Services income	$203,134	$132,430	$242,817
Specialty rental income	76,909	52,960	59,826
Construction fee income	11,294	39,758	18,453
Total revenue	291,337	225,148	321,096
Costs:
Services	120,192	109,185	120,712
Specialty rental	16,186	8,843	9,950
Depreciation of specialty rental assets	53,609	49,965	43,421
Gross profit	101,350	57,155	147,013
Selling, general and administrative	46,461	38,128	76,648
Other depreciation and amortization	16,910	15,649	15,481
Restructuring costs	-	-	168
Currency gains, net	-	-	(123)
Other expense (income), net	880	(723)	6,872
Operating income	37,099	4,101	47,967
Loss on extinguishment of debt	-	-	907
Interest expense, net	38,704	40,034	33,401
Change in fair value of warrant liabilities	1,067	(2,347)	(5,920)
Income (loss) before income tax	(2,672)	(33,586)	19,579
Income tax expense (benefit)	1,904	(8,455)	7,607
Net income (loss)	(4,576)	(25,131)	11,972
Other comprehensive income (loss)
Foreign currency translation	(28)	124	(95)
Comprehensive income (loss)	(4,604)	(25,007)	11,877

Weighted average number shares outstanding - basic and diluted	96,611,022	96,018,338	94,501,789

Net income (loss) per share - basic and diluted	$(0.05)	$(0.26)	$0.13

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021, 2020 and 2019

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2018	74,786,327	$7	—	$—	$319,968	$(2,463)	$31,479	$348,991

Net income	—	—	—	—	—	—	11,972	11,972
Recapitalization transaction	30,446,606	3	—	—	305,578	—	—	305,581
Contribution	—	—	—	—	39,107	—	—	39,107
Recapitalization transaction - cash paid to Algeco Seller	—	—	—	—	(563,134)	—	—	(563,134)
Stock-based compensation	21,996	—	—	—	1,749	—	—	1,749
Shares used to settle payroll tax withholding	—	—	—	—	(90)	—	—	(90)
Repurchase of common stock as part of a share repurchase program	(4,414,767)	—	4,414,767	(23,559)	—	—	—	(23,559)
Cumulative translation adjustment	—	—	—	—	—	(95)	—	(95)
Balances at December 31, 2019	100,840,162	$10	4,414,767	$(23,559)	$103,178	$(2,558)	$43,451	$120,522

Net loss	—	—	—	—	—	—	(25,131)	(25,131)
Stock-based compensation	330,753	—	—	—	3,594	—	—	3,594
Shares used to settle payroll tax withholding	—	—	—	—	(221)	—	—	(221)
Cumulative translation adjustment	—	—	—	—	—	124	—	124
Balances at December 31, 2020	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888

Net loss	—	—	—	—	—	—	(4,576)	(4,576)
Stock-based compensation	781,768	—	—	—	3,086	—	—	3,086
Shares used to settle payroll tax withholding	—	—	—	—	(99)	—	—	(99)
Cumulative translation adjustment	—	—	—	—	—	(28)	—	(28)
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(4,576)	$(25,131)	$11,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	55,883	50,870	44,585
Amortization of intangible assets	14,636	14,744	14,317
Accretion of asset retirement obligation	(204)	(389)	215
Amortization of deferred financing costs	4,338	3,950	3,204
Amortization of original issue discount	638	557	425
Change in fair value of warrant liabilities	1,067	(2,347)	(5,920)
Stock-based compensation expense	5,084	3,606	1,749
Officer loan compensation expense	—	—	1,583
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	383	(205)	6,872
Loss (gain) on involuntary conversion	—	(619)	122
Loss on extinguishment of debt	—	—	907
Deferred income taxes	469	(8,751)	5,992
Provision for loss on receivables, net of recoveries	1,630	4,001	1,183
Changes in operating assets and liabilities (net of business acquired)
Accounts receivable	(2,228)	16,267	7,440
Related party receivable	1,224	(280)	(855)
Prepaid expenses and other assets	(1,156)	(2,549)	(684)
Accounts payable and other accrued liabilities	9,926	1,038	(16,826)
Deferred revenue and customer deposits	16,040	(7,827)	(11,177)
Other non-current assets and liabilities	1,445	(154)	(4,609)
Net cash provided by operating activities	104,599	46,781	60,495
Cash flows from investing activities:
Purchase of specialty rental assets	(35,488)	(12,177)	(84,732)
Purchase of property, plant and equipment	(427)	(381)	(441)
Purchase of business	—	—	(30,000)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	—	990	1,444
Receipt of insurance proceeds	—	619	386
Repayments from affiliates	—	—	638
Net cash used in investing activities	(35,915)	(10,949)	(112,705)
Cash flows from financing activities:
Proceeds from borrowings on Senior Secured Notes, net of discount	—	—	336,699
Principal payments on finance and capital lease obligations	(4,172)	(11,581)	(2,331)
Proceeds from borrowings on finance and capital lease obligations	—	13,437	—
Principal payments on borrowings from ABL	(76,000)	(74,500)	(48,790)
Proceeds from borrowings on ABL	28,000	42,500	108,240
Repayment of affiliate note	—	—	(3,762)
Contributions from affiliate	—	—	39,107
Recapitalization	—	—	218,752
Recapitalization - cash paid to Algeco Seller	—	—	(563,134)
Payment of deferred financing costs	—	—	(19,798)
Restricted shares surrendered to pay tax liabilities	(99)	(221)	(90)
Purchase of treasury stock	—	(5,318)	(18,241)
Net cash provided by (used in) financing activities	(52,271)	(35,683)	46,652

Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	(9)	(54)

Net increase (decrease) in cash, cash equivalents and restricted cash	16,427	140	(5,612)
Cash, cash equivalents and restricted cash - beginning of year	6,979	6,839	12,451
Cash, cash equivalents and restricted cash - end of year	$23,406	$6,979	$6,839

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$33,766	$35,600	$23,581
Income taxes paid, net of refunds received	$765	$1,273	$1,237
Decrease in accrued capital expenditures	$862	$3,487	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$—	$(732)
Non-cash repurchase of common shares as part of share repurchase program	$—	$—	$(5,318)
Non-cash contribution from affiliate - forgiveness of affiliate note	$—	$—	$104,285
Non-cash distribution to PEAC - liability transfer from PEAC, net	$—	$—	$(8,840)
Non-cash change in capital lease obligation	$(1,780)	$—	$(1,856)

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$23,406	$6,979	$6,787
Restricted cash	—	—	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$23,406	$6,979	$6,839

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Notes to Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, and laundry service. Target Hospitality serves clients in energy and natural resources and government sectors principally located in the West Texas, South Texas, Oklahoma and Midwest regions.

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

Recent Developments – COVID-19 and Disruption to Global Demand

The global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020 presented new risks to the Company’s business.  Prior to March 2020, the Company’s results of operations were largely in line with expectations and subsequent to March 2020, we began to experience a decline in revenues.  The COVID-19 pandemic has not impacted the Company’s ability to operate nor has it materially disrupted the Company’s supply chain, disrupted service, or caused a shortage of critical products at our communities. However, the situation surrounding COVID-19 and the decrease in global economic demand had a material adverse impact on the Company’s operating results, as a result of which the Company implemented several cost containment measures primarily initiated in April of 2020, including salary reductions, reductions in workforce, furloughs, reduced discretionary spending and elimination of all non-essential travel.  In addition to these measures, the Company temporarily closed and consolidated several communities in the HFS – South segment and in May of 2020, the Company temporarily closed all communities in the HFS – Midwest segment. The Company began re-opening communities in both the HFS – South and Midwest segments in July of 2020 as customer activity levels began to increase.  Additionally, the Company executed contract modifications with several customers resulting in extended terms and reduced minimum contract commitments in 2020.  These modifications utilize multi-year contract extensions to maintain contract value and provide the Company with greater visibility on long-term revenue and cash flow.  This mutually beneficial approach balances average daily rates with contract term and positions the Company to take advantage of a more balanced market. Overall, the Company has experienced a positive recovery from the lows of 2020 with consistent improvement in customer demand within the Hospitality and Facilities Services – South segment and significant growth in the Government segment.

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

Additionally, in connection with COVID-19, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to the 80 percent limitation of net operating loss and modifications to the business interest deduction limitations. We evaluated how the provisions in the CARES Act would impact our consolidated financial statements and concluded that the CARES Act did not have a material impact on our provision for income taxes for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Management believes the assumptions underlying the combined financial statements prior to the Business Combination, including the assumptions regarding the allocation of general corporate expenses, are reasonable. However, the allocations may not include all of the actual expenses that would have been incurred by Target Parent and Signor Parent and may not reflect its results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had Target Parent and Signor Parent been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had Target Parent and Signor Parent been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions Target Parent and Signor Parent might have performed directly or outsourced and strategic decisions Target Parent and Signor Parent might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. Due to the Restructuring previously discussed, there are approximately $0, $0, and $0.4 million of additional expenses related to the activity of Target Parent included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019, respectively. Approximately $0, $0, and $0.2 million are reported in restructuring costs for the years ended December 31, 2021, 2020, and 2019, respectively. Approximately $0, $0 and $0.2 million of these expenses are reported in selling, general and administrative expenses for the years ended December 31, 2021, 2020, and 2019, respectively.

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

	Years Ended December 31,
	2021	2020	2019
Balances at Beginning of Year	$2,977	$989	$39
Charges to bad debt expense	1,877	4,821	1,183
Recoveries	(247)	(820)	(81)
Write-offs	(4,564)	(2,013)	(152)
Balances at End of Year	$43	$2,977	$989

Charges to bad debt expense, net of recoveries for the period are included within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Prepaid Expenses and Other Assets

Prepaid expenses of approximately $5.0 million and $4.6 million at December 31, 2021 and 2020, respectively, primarily consist of insurance, taxes, rent, deposits and permits.  Prepaid insurance, taxes, rent, and permits are amortized over the related term of the respective agreements. Other assets of approximately $3.4 million and $2.6 million at December 31, 2021 and 2020, respectively, primarily consist of $1.8 million and $1.7 million of deposits as of December 31, 2021 and 2020, respectively, and $1.6 million and $0.9 million of hospitality inventory as of December 31, 2021 and 2020, respectively.  Inventory, primarily consisting of food and beverages, is accounted for by the first-in, first-out method and is stated at the lower of cost and net realizable value.

Concentrations of Credit Risk

In the normal course of business, the Company grants credit to its customers based on credit evaluations of their financial condition and generally requires no collateral or other security. Major customers are defined as those individually comprising more than 10.0% of the Company’s revenues or accounts receivable. For the year ended December 31, 2021, the Company had two customers who accounted for 34.7% and 18.9% of revenues, respectively. The largest customers accounted for 15% and 10% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2021.

For the year ended December 31, 2020, the Company had two customers representing 28.1% and 18.6% of total revenues, respectively. The largest customers accounted for 12.0% and 17.0% of accounts receivable, respectively, at December 31, 2020.

For the year ended December 31, 2019, the Company had two customers representing 20.8%  and 12.5% of total revenues, respectively.

Major suppliers are defined as those individually comprising more than 10.0% of the annual goods purchased. For the year ended December 31, 2021, the Company had one major supplier representing 15.3% of goods purchased. For the year ended December 31, 2020 the Company had three major suppliers, representing 16.2%, 10.3%, and 10.2% of goods purchased, respectively. For the year ended December 31, 2019, the Company had one major supplier representing 12.3% of goods purchased.

The Company provides services almost entirely to customers in the governmental and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

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

Depreciation is generally computed using the straight-line method over estimated useful lives and considering the residual value of those assets. The estimated useful life of modular units is 15 years. The estimated useful life of site work (above ground and below ground infrastructure) is 5 years. The estimated useful life of furniture and fixtures is 7 years. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Depreciation methods, useful lives and residual values are adjusted prospectively, if a revision is determined to be appropriate.

Other Property, Plant, and Equipment

Other property, plant, and equipment is stated at cost, net of accumulated depreciation and impairment losses. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Land is not depreciated. Maintenance and repair costs are expensed as incurred.

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

Assets Held for Sale

Management considers an asset to be held for sale when management approves and commits to a formal plan to actively market the asset for sale and it is probable that the sale will be completed within twelve months.  A sale may be considered probable when a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as held for sale, management records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and management stops recording depreciation expense. As of December 31, 2021, no assets were considered held for sale.

Other Non-Current Assets

Other non-current assets primarily consist of capitalized software implementation costs for the implementation of cloud computing systems primarily during 2020 and 2019.  The Company capitalizes expenditures related to the implementation of cloud computing software as incurred during the application development stage. Such capitalized costs are amortized to selling, general, and administrative expenses over the term of the cloud computing hosting arrangement, including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use.

Deferred Financing Costs Revolver, net

Deferred financing costs revolver are associated with the issuance of the ABL revolver facility and the Algeco ABL facility (“Algeco ABL Facility”) discussed in Note 11. Such costs are amortized over the contractual term of the line-of-credit through initial maturity using the straight-line method. Amortization expense of deferred financing costs revolver is included in interest expense, net in the consolidated statement of comprehensive income (loss).

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuance of the 2024 Senior Secured Notes discussed in Note 11. The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the 2024 Senior Secured Notes on the consolidated balance sheets. Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original discounts are associated with the issuance of the 2024 Senior Secured Notes discussed in Note 11 and are recorded as direct deductions to the principal amount of the 2024 Senior Secured Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (AROs) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expecting timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income (loss). The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.1 million and $2.3 million as of December 31, 2021 and 2020, respectively, which represents the present value of the estimated future cost of these AROs of approximately $2.7 million.  Accretion expense of approximately ($0.2) million, ($0.4) million and $0.2 million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Warrant Liabilities

We evaluated the warrants issued by Platinum Eagle, our legal predecessor, to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the provisions in the Private Warrant agreement provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such a provision would preclude the warrant from being classified in equity. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of comprehensive income (loss) at each reporting date. The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace as described in Note 15. The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting related to changes in the fair value of the Private Warrants recognized.

Stock-Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. Liability classified RSUs are valued based on the fair value of the stock at each reporting period until the date of settlement with changes in fair value recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  The fair value of the stock options is calculated using the Black-Scholes option-pricing model while the fair value of the RSUs is calculated based on the Company’s share price on the grant-date or the 10-day volume-weighted average price of the Common Stock prior to and including the grant date.  The resulting compensation expense is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Similarly, for time-based awards subject to graded vesting, compensation expense is recognized on a straight-line basis over the service period.  Forfeitures are accounted for as they occur. The Plan also includes Stock Appreciation Rights awards (“SARs”) issued to certain of the Company’s executive officers and other employees.  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the compensation committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price.  Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards that are included in other non-current liabilities in the consolidated balance sheets at fair value and are remeasured at fair value each reporting period until the date of settlement using the Black-Scholes option pricing model.  Changes in the estimated fair value of the SARs along with the resulting cost is recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee is required to provide service in exchange for the SARs, usually the vesting period.  Forfeitures are accounted for as they occur. Refer to Note 21 for further details of activity related to the Plan.

Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost.  We use the weighted average purchase price to determine the cost of treasury stock that is reissued, if any.

Recently Issued Accounting Standards and Disclosure Guidance

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

Disclosure guidance adopted in 2021

Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. In February 2021, a Securities and Exchange Commission ("SEC") rule intended to modernize, simplify, and enhance certain financial disclosure requirements became effective. We have adopted this rule in this Annual Report on Form 10-K, and the impact on our financial statements was not material, although several disclosures were updated. The primary disclosure changes we made associated with this rule were to remove: 1) selected quarterly financial data, 2) selected financial data for the preceding five years and 3) the tabular disclosure of contractual obligations, although we continue to provide disclosures addressing the most significant categories of our short-term and long-term needs for cash.

2. Revenue

Total revenue under contracts recognized under Topic 606 was approximately $214.4 million for the year ended December 31, 2021, while $76.9 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2021. Total revenue under contracts recognized under Topic 606 was $172.2 million for the year ended December 31, 2020, while $53.0 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2020. Total revenue under contracts recognized under Topic 606 was $261.3 million for the year ended December 31, 2019, while $59.8 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2019.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: HFS – South, HFS – Midwest, Government, TCPL Keystone, and All Other for the years indicated below:

	For the Years Ended December 31,
	2021	2020	2019
Hospitality & Facilities Services – South
Services income	$108,183	$98,888	$193,852
Construction fee income	-	-	2,705
Total Hospitality & Facilities Services – South revenues	108,183	98,888	196,557

Hospitality & Facilities Services – Midwest
Services income	$4,150	$6,605	$20,621
Total Hospitality & Facilities Services – Midwest revenues	4,150	6,605	20,621

Government
Services income	$88,115	$23,538	$25,071
Total Government revenues	88,115	23,538	25,071

TCPL Keystone
Services income	$989	$2,153	$-
Construction fee income	11,294	39,758	15,744
Total TCPL Keystone revenues	12,283	41,911	15,744

All Other
Services income	$1,696	$1,247	$3,273
Construction fee income	-	-	4
Total All Other revenues	1,696	1,247	3,277

Total revenues	$214,427	$172,189	$261,270

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy (the “Termination and Settlement Agreement”), which effectively terminated the Company’s contract with TC Energy that was originated in 2013. The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments). Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee of approximately $5.0 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement.  All such revenue is recognized in construction fee income within the TCPL Keystone segment included in the above table as well as in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2021. No further revenue will be generated from the 2013 contract and as of December 31, 2021, there are no unrecognized deferred revenue amounts or costs for incomplete projects related to this contract following such termination.

As a result of the current market environment discussed in Note 1 “ Recent Developments – COVID-19 and Disruption to Global Demand”, the Company considered the increased risk of delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. The Company has experienced customers who have filed for bankruptcy, which has been reflected in the bad debt expense recognized in the accompanying consolidated statements of comprehensive income (loss) primarily for the year ended December 31, 2020. The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For the Years Ended December 31,
	2021	2020	2019

Balances at Beginning of Year	$18,371	$26,199	$37,376
Additions to deferred revenue	127,391	12,907	8,652
Revenue recognized	(111,351)	(20,735)	(19,829)
Balances at End of Year	$34,411	$18,371	$26,199

As of December 31, 2021, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of December 31, 2021	$62,928	$22,467	$18,796	$18,699	$13,987	$136,877

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

Recapitalization
Cash – Platinum Eagle’s Trust (net of redemptions)	$146,137
Cash – PIPE	80,000
Gross cash received by Target Hospitality from Business Combination	226,137
Less: fees to underwriters	(7,385)
Net cash received from Recapitalization	218,752
Plus: non-cash contribution – forgiveness of related party loan	104,285
Less: non-cash net liabilities assumed from PEAC	(8,840)
Less: warrant liabilities	(8,800)
Plus: fees to underwriters allocated to warrant liabilities	184
Net contributions from Recapitalization Transaction	$305,581

Contributions
from Affiliate
Transaction bonus amounts	$28,519
Payment of historical Algeco ABL Facility	9,904
Payment of affiliate amounts	684
Total contributions	$39,107

Cash paid to Algeco Seller	$563,134

The cash paid to Algeco Seller was funded from the proceeds from debt (described below), net cash received from Recapitalization (described above), offset by deferred financing costs and certain other transaction costs incurred in connection with the Business Combination.

The $340 million of gross proceeds from Bidco’s offering of 2024 Senior Secured Notes less $3.3 million of original issuance discount and $40 million through Bidco’s entry into an ABL facility are shown separately in the consolidated statement of cash flows for the year ended December 31, 2019.

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

The number of shares of Common Stock of Target Hospitality issued immediately following the consummation of the Business Combination is summarized as follows:

Shares by Type	Number of shares by type as of March 15, 2019
Platinum Eagle Class A Shares outstanding prior to the Business Combination	32,500,000
Less: Redemption of Platinum Eagle Class A Shares	(18,178,394)
Class A Shares of Platinum Eagle	14,321,606
Founder Shares	8,050,000
Former Platinum Eagle Director Shares	75,000
Shares issued to PIPE investors	8,000,000
Shares issued to PEAC and PIPE investors	30,446,606
Shares issued to the Sellers	74,786,327
Total Outstanding Shares of Common Stock issued and outstanding	105,232,933
Less: Founders Shares in escrow	(5,015,898)
Total Shares of Common Stock outstanding for earnings per share computation (See Note 19)	100,217,035

In connection with the closing of and as a result of the consummation of the Business Combination, certain members of the Company’s management and employees received bonus payments as a result of the Business Combination being consummated in the aggregate amount of $28.5 million. The bonuses have been reflected in the selling, general and administrative expense line in the consolidated statements of comprehensive income (loss). The bonuses were funded by a contribution from Algeco Seller in March of 2019 and is reflected as the transaction bonus amount contribution above. The Company also incurred transaction costs related to the Business Combination of approximately $8.0 million, which are included in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 as more fully discussed in Note 18.

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

4. Acquisitions

Superior Acquisition

On June 19, 2019, TLM, entered into a purchase agreement (the “Superior Purchase Agreement”) with Superior Lodging, LLC, Superior Lodging Orla South, LLC, and Superior Lodging Kermit, LLC (collectively, the “Superior Sellers”), and certain other parties, pursuant to which TLM acquired substantially all of the assets in connection with three workforce communities in West Texas, including temporary housing facilities and underlying real estate (the “Communities”). Pursuant to the Superior Purchase Agreement, TLM acquired the Communities for a purchase price of $30.0 million in cash, which represents the acquisition date fair value of consideration transferred. The purchase price was funded by drawing on the ABL Facility discussed in Note 11. The Superior Purchase Agreement provided for a simultaneous signing and closing on June 19, 2019.  This acquisition further expands the Company’s presence in the HFS – South segment.  Immediately prior to the acquisition of the Communities, TLM provided management and catering services to the Superior Sellers at two of the Communities.  At the time of the acquisition, all three Communities were fully operational and provided vertically integrated comprehensive hospitality services consistent with Target’s business.

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

The following unaudited pro forma information presents consolidated financial information as if Superior had been acquired as of January 1, 2019:

Period	Revenue	Income before taxes
2019 pro forma from January 1, 2019 to December 31, 2019	$325,845	$15,188

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

The purchase price allocation performed by the Company resulted in the recognition of $6.9 million of goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the territorial expansion of workforce housing, and costs synergies resulting from the consolidation or elimination of certain functions. All of the goodwill is expected to be deductible for income tax purposes. All of the goodwill was allocated to the HFS – South segment of our reportable segments discussed in Note 23.

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

5. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	December 31,	December 31,
	2021	2020
Specialty rental assets	$582,527	$547,375
Construction-in-process	3,557	5,828
Less: accumulated depreciation	(294,292)	(241,716)
Specialty rental assets, net	$291,792	$311,487

The gross cost of the specialty rental assets under capital lease was $0 and approximately $1.1 million as of December 31, 2021 and 2020, respectively. The accumulated depreciation related to specialty rental assets under capital leases totaled $0 and approximately $0.6 million as of December 31, 2021 and 2020, respectively. Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the year ended December 31, 2020, the Company disposed of assets with accumulated depreciation of approximately $9 million along with the related gross cost of approximately $10 million.  These disposals were associated with a sale of assets with a net book value of approximately $0.8 million as well as fully depreciated asset retirement costs.  The asset sale resulted in a loss on the sale of assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2020.

On October 1, 2021, the Company purchased a group of assets consisting primarily of modular units from Civeo USA, LLC (“seller”) for $6.2 million, which was funded by cash on hand as of the acquisition date. The assets were previously leased from the seller to service the Company’s Government segment, and effective with the purchase, the lease was terminated. These assets are included in the Specialty rental assets group in the table above and will continue to be used in the Company’s Government segment discussed in Note 23. No personnel were assumed as a part of this transaction.

6. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	December 31,	December 31,
	2021	2020
Land	$9,163	$9,163
Buildings and leasehold improvements	191	115
Machinery and office equipment	1,300	1,072
Other	5,347	3,752
	16,001	14,102
Less: accumulated depreciation	(4,749)	(3,083)
Total other property, plant and equipment, net	$11,252	$11,019

Depreciation expense related to other property, plant and equipment was approximately $2.3 million, $0.9 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

Included in other property, plant and equipment, net are certain assets under capital lease. The gross cost of the assets under capital lease was approximately $3.1 million and $0.7 million as of December 31, 2021 and 2020, respectively. The accumulated depreciation related to assets under capital leases totaled approximately $1.6 million and $0.4 million as of December 31, 2021 and 2020, respectively. Such amounts under capital lease are included in the other category in the above table as of December 31, 2021 and 2020, respectively.

In November of 2019, the Company auctioned several non-strategic land parcels, and other related assets (the “properties”) not used in the operations of the business for estimated net sale proceeds of approximately $1.4 million.  The sale resulted in a pre-tax loss on the disposal of property, plant, and equipment of approximately $6.9 which is included in other expense (income), net in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2019. These properties had a carrying value of approximately $8.1 million and are primarily located in the HFS – South business segment and reporting unit.

7. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS – South
Balance at December 31, 2019	$41,038
Changes in Goodwill	-
Balance at December 31, 2020	41,038
Changes in Goodwill	-
Balance at December 31, 2021	$41,038

In connection with our annual assessment on October 1, we considered the continued effects resulting from the COVID-19 pandemic and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s HFS – South reporting unit was less than the carrying amount. Based on the results of this qualitative assessment, including certain quantitative analysis, management concluded that it is not more likely than not that the fair value of the Company's HFS – South reporting unit was less than its carrying amount.  The Company will continue to monitor the situation for any additional changes in economic conditions.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	December 31, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.6	$128,907	$(56,822)	$72,085
Total		128,907	(56,822)	72,085
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(56,822)	$88,485

	December 31, 2020
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	6.4	$128,907	$(42,186)	$86,721
Total		128,907	(42,186)	86,721
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(42,186)	$103,121

During the year ended December 31, 2020, the Company wrote-off fully amortized customer related intangibles with a gross carrying amount of approximately $3.8 million and a net book value of $0. The aggregate amortization expense for intangible assets subject to amortization was $14.6 million, $14.7 million and $14.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of December 31, 2021 for each of the next five years and thereafter is as follows:

2022	$13,302
2023	12,881
2024	12,881
2025	12,881
2026	12,285
Thereafter	7,855
Total	$72,085

8. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems.  As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	December 31,	December 31,
	2021	2020
Cloud computing implementation costs	$7,198	$7,094
Less: accumulated amortization	(3,844)	(1,685)
Other non-current assets	$3,354	$5,409

None of these costs were amortized during 2019 as the related systems were not ready for their intended use as of December 31, 2019.  Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $2.2 million, $1.7 million, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

9. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	December 31,	December 31,
	2021	2020
Employee accrued compensation expense	$12,473	$6,177
Other accrued liabilities	11,033	8,873
Accrued interest on debt	9,620	9,649
Total accrued liabilities	$33,126	$24,699

Other accrued liabilities in the above table relates primarily to accrued utilities, rent, real estate and sales taxes, state income taxes, liability-based stock compensation awards (see Note 21), and other accrued operating expenses.

10. Notes Due from Affiliates

The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Refer to Note 11 for interest income recognized for the years ended December 31, 2021, 2020 and 2019, respectively.

All affiliate notes were paid in connection with the Business Combination discussed in Note 3.

11. Debt

Senior Secured Notes 2024

In connection with the closing of the Business Combination, Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. Refer to table below for a description of the amounts related to the Notes.

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$1,681	$8,107

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

The Notes are unconditionally guaranteed by Topaz and each of Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note

Guarantors are either borrowers or guarantors under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the ABL Facility (as defined below).

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

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $1.7 million is presented on the face of the consolidated balance sheet as of December 31, 2021 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of December 31, 2021 consisted of $1.4 million of capital leases. The capital leases pertain to leases entered into during 2019 through 2021, for commercial-use vehicles with 36-month terms expiring through 2024 with a weighted average interest rate of approximately 3.83%. In November 2020, the Company entered into an insurance financing arrangement in an amount of approximately $3.3 million at an interest rate of 3.84%. The insurance financing arrangement required 9 monthly payments of approximately $0.4 million that began on December 1, 2020 and ended on August 1, 2021 when the obligation was completely paid off.

The Company’s capital lease and other financing obligations as of December 31, 2020, primarily consisted of $0.9 million of capital leases related to commercial-use vehicles with the same terms as described above, and $2.9 million related to the insurance financing obligation described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). The historical debt of Bidco, Target and their respective subsidiaries under the Algeco ABL Facility was settled at the time of the consummation of the Business Combination on the Closing Date. Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. During the year ended December 31, 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available, which reduced the outstanding balance to $0 as of December 31, 2021.

Borrowings under the ABL Facility, at the relevant borrower’s (the borrowers under the ABL Facility, the “ABL Borrowers”) option, bear interest at either (1) an adjusted LIBOR or (2) a base rate, in each case plus an applicable margin. The applicable margin is 2.50% with respect to LIBOR borrowings and 1.50% with respect to base rate borrowings. Commencing at the completion of the first full fiscal quarter after the Closing Date, the applicable margin for borrowings under the ABL Facility is subject to one step-down of 0.25% and one step-up of 0.25%, based on achieving certain excess availability levels with respect to the ABL Facility.

The ABL Facility provides borrowing availability of an amount equal to the lesser of (i) (a) $125 million and (b) the Borrowing Base (defined below) (the “Line Cap”).

The Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:

●	85% of the net book value of the Borrowers’ eligible accounts receivables, plus
●	the lesser of (i) 95% of the net book value of the Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the Borrowers’ eligible rental equipment, minus
●	customary reserves

The ABL Facility includes borrowing capacity available for standby letters of credit of up to $15 million and for ‘‘swingline’’ loan borrowings of up to $15 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility.

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $75 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. The termination date of the ABL Facility is September 15, 2023.

The obligations under the ABL Facility are unconditionally guaranteed by Topaz and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Bidco (together with Topaz, the “ABL Guarantors”), other than certain excluded subsidiaries. The ABL Facility is secured by (i) a first priority pledge of the equity interests of Topaz, Bidco, Target, and Signor (the “Borrowers) and of each direct, wholly-owned US organized restricted subsidiary of any Borrower or any ABL Guarantor, (ii) a first priority pledge of up to 65% of the voting equity interests in each non-US restricted subsidiary of any Borrower or ABL Guarantor and (iii) a first priority security interest in substantially all of the assets of the Borrower and the ABL Guarantors (in each case, subject to customary exceptions).

The ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of 1.00:1.00 and (ii) maximum total net leverage ratio of 4.00:1.00, at any time when the excess availability under the ABL Facility is less than the greater of (a) $15.625 million and (b) 12.5% of the Line Cap.

The ABL Facility also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of the Borrowers, their restricted subsidiaries, and where applicable, Topaz, to:

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

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the ABL Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default.

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	December 31,	December 31,
	2021	2020
Capital lease and other financing obligations	$1,425	$3,840
ABL facility	—	48,000
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(1,681)	(2,319)
Less: unamortized term loan deferred financing costs	(8,107)	(11,182)
Total debt, net	331,637	378,339
Less: current maturities	(729)	(3,571)
Total long-term debt	$330,908	$374,768

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the Years Ended December 31,
	2021	2020	2019
Interest expense incurred on Notes Due to Affiliates (Note 13)	$—	$—	$1,955
Interest expense incurred on ABL facilities and Notes	33,670	35,396	28,608
Amortization of deferred financing costs on ABL facilities and Notes	4,338	3,950	3,204
Amortization of original issue discount on Notes	638	557	425
Interest incurred on capital lease and other financing obligations	58	131	—
Interest capitalized	—	—	(791)
Interest expense, net	$38,704	$40,034	$33,401

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019 in connection with the Business Combination, which are included in the carrying value of the Notes as of December 31, 2021 and 2020. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of December 31, 2021 and 2020. Accumulated amortization expense related to the deferred financing costs was approximately $7.8 million and $4.7 million as of December 31, 2021 and 2020, respectively.  Accumulated amortization of the original issue discount was approximately $1.6 million and $1.0 million as of December 31, 2021 and 2020, respectively.

The Company also incurred deferred financing costs associated with the ABL Facility as a result of the Business Combination in the amount of approximately $3.9 million, which are capitalized and presented on the consolidated balance sheet as of December 31, 2021 and 2020 within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

The ABL Facility was considered a modification of the Algeco ABL Facility for accounting purposes. Certain of the lenders under the Algeco ABL Facility are also lenders under the ABL Facility. As the borrowing capacity of each of the continuing lenders in the ABL Facility is greater than the borrowing capacity of the Algeco ABL Facility, the unamortized deferred financing costs at the time of the modification of approximately $1.8 million associated with the continuing lenders of the Algeco ABL Facility was deferred and amortized over the remaining term of the ABL Facility. Any unamortized deferred financing costs from the Algeco ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income (loss) as of the modification date. The Company recognized a charge of $0.9 million in loss on extinguishment of debt related to the write-off of deferred financing costs pertaining to non-continuing lenders for the year ended December 31, 2019.

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL Facility and ABL Facility was approximately $3.7 million and $2.4 million as of December 31, 2021 and 2020, respectively.

Refer to the components of interest expense table in Note 11 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2021, 2020 and 2019, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of December 31, 2021 consists of the following:

2022	$729
2023	503
2024	340,193
Total	$341,425

12. Warrant Liabilities

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately $1.1 million, ($2.4) million, and ($5.9) million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had 5,333,334 Private Warrants issued and outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	December 31,	December 31,
	2021	2020
Warrant liabilities	$1,600	$533
Total	$1,600	$533

13. Notes Due to Affiliates

The Company records interest expense on notes due to affiliates based on the stated interest rate in the loan agreement. Refer to Note 11 for interest expense incurred for the years ended December 31, 2021, 2020 and 2019, respectively.

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

14. Income Taxes

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2021	2020	2019
Domestic
Current	$1,365	$296	$1,615
Deferred	469	(8,751)	5,992

Foreign
Current	70	—	—
Deferred	—	—	—
Total income tax expense (benefit)	$1,904	$(8,455)	$7,607

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31:

	2021	2020	2019
Statutory income tax expense (benefit)	$(561)	$(7,053)	$4,112
State tax expense	1,120	(450)	1,816
Effect of tax rates in foreign jurisdictions	30	(17)	(37)
Change in fair value of warrant liabilities	224	(494)	(1,209)
Transaction costs	—	(899)	2,387
Stewardship expense	—	—	35
Valuation allowances	452	(279)	226
Compensation	500	201	92
Other	139	536	185
Reported income tax expense (benefit)	$1,904	$(8,455)	$7,607

Income tax expense (benefit) was $1.9 million, ($8.5) million and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate for the years ended December 31, 2021, 2020, and 2019 was (71.3)%, 25.2% and 38.9%, respectively.  The fluctuation in the rate for the years ended December 31, 2021, 2020 and 2019, respectively, results primarily from the relationship of year-to-date income (loss) before income tax and the discrete treatment of the bonus amounts and transaction costs paid in connection with the Business Combination discussed in Note

3 as well as the fluctuation in the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants and the impact of state tax expense based off of gross receipts.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards.

Significant components of the deferred tax assets and liabilities for the Company are as follows:

	2021	2020
Deferred tax assets
Deferred compensation	$—	$20
Deferred revenue	7,779	4,169
Intangible assets	9,640	9,668
Tax loss carryforwards	34,303	33,279
Other - net	1,584	1,525
Deferred tax assets gross	53,306	48,661
Valuation allowance	(4,176)	(3,577)
Net deferred income tax asset	49,130	45,084

Deferred tax liabilities
Rental equipment and other plant, property and equipment	(33,709)	(28,718)
Software	(711)	(1,187)
Deferred tax liability	(34,420)	(29,905)
Net deferred income tax asset	$14,710	$15,179

Tax loss carryovers for federal and foreign income tax purposes totaled $153.0 million at December 31, 2021 as shown in the below table.  Approximately $7.6 million of these federal and foreign income tax loss carryovers expire between 2023 and 2042. The remaining $145.4 million of federal income tax loss carryovers do not expire. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as changes in ownership of the Company. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. A valuation allowance has been established against the deferred tax assets to the extent it is not more likely than not they will be realized.

			Valuation
	2021	Expiration	Allowance
United States	$147,682	$2,300 expire in 2038. Remaining do not expire.	—%
Canada	4,809	2023-2042	100%
Mexico	498	2024-2032	100%
Total	$152,989

Unrecognized Tax Positions

No amounts have been accrued for uncertain tax positions as of December 31, 2021 and 2020. However, management's conclusion regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2021 and 2020 and does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.

The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. Therefore, as of December 31, 2021, tax years for 2015 through 2021 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2021		December 31, 2020
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facility (See Note 11) - Level 2	$—	$—	$(48,000)	$(48,000)
Senior Secured Notes (See Note 11) - Level 1	$(330,212)	$(348,075)	$(326,499)	$(300,900)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of December 31, 2021 and 2020. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.30 and $0.10 as of December 31, 2021 and 2020, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		December 31,	December 31,
		2021	2020
Exercise Price		$11.50	$11.50
Stock Price		$3.56	$1.58
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		2.20	3.20
Risk-Free Interest Rate	%	0.78%	0.19
Expected Volatility	%	64.00%	68.00
Per Share Value of Warrants		$0.30	$0.10

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

Private Placement Warrants
Balance at December 31, 2019	$2,880
Change in fair value of warrant liabilities	(2,347)
Balance at December 31, 2020	$533

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2021:

Private Placement Warrants
Balance at December 31, 2020	$533
Change in fair value of warrant liabilities	1,067
Balance at December 31, 2021	$1,600

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2021 and 2020, respectively.

16. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

Commitments

The Company leases certain land, lodging units and real estate under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Total rent expense under these leases is recognized ratably over the initial term of the lease. Any difference between the rent payment and the straight-line expense is recorded as a liability.  Rent expense included in services costs in the consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $13.9 million, $5.6 million and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Rent expense included in the selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease payments over the next five years and thereafter at December 31, 2021, by year and in the aggregate, under non-cancelable operating leases are as follows:

2022	$5,003
2023	4,514
2024	4,118
2025	3,593
2026	2,874
Thereafter	376
Total	$20,478

17. Rental Income

Certain arrangements contain a lease of lodging facilities (Lodges) to customers. During 2014, we entered into a lease for Lodges in Dilley, Texas. During 2020, the lease for the lodges in Dilley was amended and expires in 2026. During 2015, the Company entered into a lease for Lodges in Mentone, Texas that expires in 2022. That lease was amended in 2020, which resulted in the contract no longer being treated as a lease and as such, the revenue associated is now being reported within services income.  During 2019, the Company entered into a lease agreement in Orla, Texas which was amended in 2020 and expired on December 31, 2021. Additionally, the Company entered into a lease in Midland, Texas, which was terminated during 2020. During 2021, the Company entered into a lease for lodges in Pecos, Texas that expires in 2022.  Rental income from these leases for 2021, 2020 and 2019 was approximately $76.9 million, $53.0 million and $59.8 million, respectively. Each Lodge is leased exclusively to one customer and is accounted for as an operating lease under the authoritative guidance for leases. Revenue related to these lease arrangements is reflected as specialty rental income in the consolidated statements of comprehensive income (loss).

Scheduled future minimum lease payments to be received by the Company as of December 31, 2021 for each of the next five years is as follows:

2022	$50,422
2023	37,768
2024	34,392
2025	34,300
2026	25,657
Total	$182,539

18. Related Parties

Upon the consummation of the Business Combination, outstanding loans to officers were forgiven, which resulted in $1.6 million of additional expenses recognized in selling, general and administrative expenses on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. There were no amounts due on these loans to officers as of December 31, 2021 and 2020, respectively. Compensation expense related to these officer loans recognized for the years ended December 31, 2021, 2020, and 2019, totaled $0, $0, and $1.6 million, respectively, and are included in selling, general and administrative expense in the consolidated statements of comprehensive income (loss).

The Company leased modular buildings from an ASG affiliate to serve one of its customers. The rent expense related to the leasing of the modular buildings amounted to $0, $0, and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021, 2020 and 2019, respectively, the Company incurred $0.6 million, $0.8 million and $0.8 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). At December 31, 2021 and December 31, 2020, respectively, the Company accrued $0 and $0.3 million, for these commissions. The underlying commission agreement driving these charges expired in 2021 and was not renewed.

Prior to the closing of the Business Combination, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target Parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the closing of the Business Combination, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The Company and Algeco Global are each majority owned by TDR Capital. The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The agreement terminated on December 31, 2020 and was not renewed. This reimbursement for the years ended December 31, 2021 and December 31, 2020 amounted to $0 and approximately $1.1 million, respectively, and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss) while $0 and approximately $1.2 million are recorded as a related party receivable on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. The related party receivable amount of approximately $1.2 million on the consolidated balance sheet as of December 31, 2020 was paid in full in March of 2021.

19. Earnings (Loss) per Share

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

	For the Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Numerator
Net income (loss) attributable to Common Stockholders	$(4,576)	$(25,131)	$11,972

Denominator
Weighted average shares outstanding - basic and diluted	96,611,022	96,018,338	94,501,789

Net income (loss) per share - basic and diluted	$(0.05)	$(0.26)	$0.13

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

The 2018 Warrants representing 16,166,650 shares of the Company’s common stock for the years ended December 31, 2021, 2020, and 2019 were excluded from the computation of EPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock price during the applicable periods.

As discussed in Note 21, RSUs and stock options were outstanding for the years ended December 31, 2021 and 2020, respectively.  These RSUs and stock options were excluded from the computation of EPS because their effect would have been anti-dilutive.

As discussed in Note 20, in 2019, the Company repurchased shares of its outstanding Common Stock.  These shares of treasury stock have been excluded from the computation of EPS.

20. Stockholders’ Equity

Common Stock

As of December 31, 2021, Target Hospitality had 106,367,450 shares of Common Stock, par value $0.0001 per share issued and 101,952,683 outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares placed in escrow have been suspended subject to release pursuant to the terms of the Earnout Agreement, as discussed in Note 3.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2021, no preferred shares were issued or outstanding.

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

As of December 31, 2021, the Company had 10,833,316 Public warrants issued and outstanding with the same terms as described above.

Common Stock in Treasury

On August 15, 2019, the Company's board of directors approved the 2019 Share Repurchase Program (“2019 Plan”), authorizing the repurchase of up to $75.0 million of our Common Stock from August 30, 2019 to August 15, 2020. During the year ended December 31, 2019, the Company repurchased 4,414,767 shares of our Common Stock for an aggregated price of approximately $23.6 million. As of August 15, 2020, the 2019 Plan had a remaining capacity of approximately $51.4 million. The 2019 Plan terminated on August 15, 2020 and was not renewed.

21. Stock-Based Compensation

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

On February 25, 2021, the Compensation Committee granted time-based RSUs to certain of the Company’s executive officers and other employees.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Company. The number of RSUs granted to certain named executive officers and certain other employees totaled 1,134,524. Also, in August 2021, 30,899 of additional time-based RSUs were granted to certain of the Company’s other employees.

Additionally, on May 18, 2021, the Company awarded an aggregate of 326,926 time-based RSUs to each of the Company’s non-employee directors, which vest on the first grant date anniversary or, if earlier, the date of the 2022 Annual Meeting of the Stockholders. Also, on August 4, 2021 and September 20, 2021, the Company awarded 22,087 and 17,351 time-based RSUs, respectively, to two new non-employee directors, which have the same vesting schedule as those issued on May 18, 2021.

For the year ended December 31, 2021, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

Accelerated Vesting of Restricted Stock Unit Grants

Due to certain non-employee director resignations and as permitted by the Plan, effective December 31, 2021, the Board approved the accelerated vesting of 115,386 RSUs granted on May 18, 2021.

The table below represents the changes in RSUs for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,124,762	$4.21
Granted	1,531,787	2.10
Vested	(769,454)	2.96
Forfeited	(24,505)	3.34
Balance at December 31, 2021	1,862,590	$3.00

The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $1.0 million, and $0.2 million, respectively. The weighted-average grant date fair value per RSU of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $2.10, $3.07, and $9.49, respectively. RSUs granted during the years ended December 31, 2021, 2020 and 2019, were 1,531,787; 1,374,085; and 454,882; respectively.

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021 was approximately $3.1 million, with an associated tax benefit of approximately $0.7 million. Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020 was approximately $3.0 million, with an associated tax benefit of approximately $0.7 million.  Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 was approximately $1.5 million, with an associated tax benefit of less than $0.4 million. At December 31, 2021, unrecognized compensation expense related to RSUs totaled approximately $4.2 million and is expected to be recognized over a remaining term of approximately 1.88 years.

Under the authoritative guidance for stock-based compensation, 537,047 of the RSUs granted during 2021 are considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. As such, the Company recognized a liability associated with these RSUs of approximately $0.8 million as of December 31, 2021, of which approximately  $0.5 million is included in accrued liabilities and approximately $0.3 million is included in other non-current liabilities in the accompanying balance sheets.  The estimated fair value of these liability-based awards was $3.56/RSU as of December 31, 2021.  The fair value of these liability awards will be remeasured at each reporting period until the date of settlement.

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

As shown in the following table, during the year ended December 31, 2021, there were no new grants or other changes in the stock options outstanding.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2020	1,643,135	$6.11	8.95	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Vested and expired	-	-	-	-
Outstanding Options at December 31, 2021	1,643,135	$6.11	7.95	$-

546,272 shares were exercisable at December 31, 2021. The total fair value of stock option awards vested and expired during the years ended December 31, 2021, 2020 and 2019 was $0.8 million, $0.4 million, and $0.1 million, respectively.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021 was approximately

$0.8 million with an associated tax benefit of approximately $0.2 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 was approximately $0.2 million with an associated tax benefit of less than $0.1 million. At December 31, 2021, unrecognized compensation expense related to stock options totaled $1.4 million and is expected to be recognized over a remaining term of approximately 1.87 years.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Weighted average expected stock volatility (range)%	25.94 - 30.90
Expected dividend yield %	0.00
Expected term (years)	6.25
Risk-free interest rate (range)%	0.82 - 2.26
Exercise price (range)	$4.51 - 10.83

The weighted-average grant date fair value per option of options granted during the years ended December 31, 2021, 2020 and 2019 was $0, $1.42, and $2.92, respectively. Options granted during the years ended December 31, 2021, 2020 and 2019, were 0; 1,140,875; and 654,221; respectively.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. No stock options were forfeited during the year ended December 31, 2021.

Stock Appreciation Right Awards

On February 25, 2021, the Compensation Committee granted SARs to certain of the Company’s executive officers and other employees.  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the Compensation Committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price. The number of SARs granted to certain named executive officers and certain other employees totaled 1,578,537 (including 26,906 granted on August 5, 2021).

The following table summarizes SARs outstanding at December 31, 2021:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2020	-	$-	-
Granted	1,578,537	1.82	9.17
Outstanding SARs at December 31, 2021	1,578,537	$1.82	9.17

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, which is included in other non-current liabilities in the consolidated balance sheets, associated with its SARs of approximately $1.2 million as of December 31, 2021. These SARs were valued using the Black-Scholes option pricing model, the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The estimated weighted-average fair value of each SAR as of December 31, 2021 was $2.69. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the year ended December 31, 2021, the Company recognized compensation expense related to these awards of approximately $1.2 million in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss). At December 31, 2021, unrecognized compensation expense related to SARs totaled approximately $3.0 million and is expected to be recognized over a remaining term of approximately 2.16 years.

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a stand-alone public company to calculate volatility. Additionally, due to an insufficient history with respect to stock appreciation right activity and post vesting cancellations, the expected term assumption is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of common stock.

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur. No SARs were forfeited for the year ended December 31, 2021.

22. Retirement Plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. We recognized expense of $0.7 million,  $0.7 million and $0.8 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2021, 2020 and 2019, respectively.

23. Business Segments

The Company has six operating segments, none of which qualify for aggregation. Four of the segments are disclosed as reportable segments, based on the 10% tests. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues. The remaining three operating segments were combined in the “All Other” category.

As of June 30, 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin are now referred to as HFS – South and HFS – Midwest, respectively. All other reportable segment names remain unchanged.

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

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers located outside of the HFS – South and HFS – Midwest segments.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company.  The Company evaluates performance of their segments and allocates resources to them based on revenue and adjusted gross profit.  Adjusted gross profit for the CODM’s analysis includes the services and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, and certain severance costs.

The table below presents information about reported segments for the years ended December 31:

2021
	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
Revenue	$116,958	$4,150	$156,250	$12,283	$1,696	(a)	$291,337
Adjusted gross profit	$52,344	$(711)	$94,801	$9,161	$(636)		$154,959
Capital expenditures	$8,575	$174	$27,525	$-	$57
Total Assets	$206,774	$43,504	$87,308	$3,007	$2,412		$343,005

2020
	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
Revenue	$112,126	$6,605	$63,259	$41,911	$1,247	(a)	$225,148
Adjusted gross profit	$51,518	$161	$47,523	$8,617	$(699)		$107,120
Capital expenditures	$8,160	$67	$24	$164	$656
Total Assets	$277,839	$51,782	$27,149	$3,543	$3,231		$363,544

2019
	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
Revenue	$214,464	$20,620	$66,972	$15,744	$3,296	(a)	$321,096
Adjusted gross profit	$128,424	$8,511	$49,203	$3,060	$1,236		$190,434
Capital expenditures	$82,031	$190	$305	$3,379	$-

(a)	Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Total reportable segment adjusted gross profit	$155,595	$107,819	$189,198
Other adjusted gross profit	(636)	(699)	1,236
Depreciation and amortization	(70,519)	(65,614)	(58,902)
Selling, general, and administrative expenses	(46,461)	(38,128)	(76,648)
Restructuring costs	-	-	(168)
Other income (expense), net	(880)	723	(6,872)
Currency (gains) losses, net	-	-	123
Loss on extinguishment of debt	-	-	(907)
Interest (expense), net	(38,704)	(40,034)	(33,401)
Change in fair value of warrant liabilities	(1,067)	2,347	5,920
Consolidated income (loss) before income taxes	$(2,672)	$(33,586)	$19,579

A reconciliation of total segment assets to total consolidated assets as of December 31, 2021 and 2020, respectively, is as follows:

	2021	2020
Total reportable segment assets	$340,593	$360,313
Other assets	3,489	3,231
Other unallocated amounts	169,310	170,693
Total Assets	$513,392	$534,237

Other unallocated assets are not included in the measure of segment assets provided to or reviewed by the CODM for assessing performance and allocating resources, and as such, are not allocated. Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	December 31,	December 31,
	2021	2020
Total current assets	$60,536	$43,562
Other intangible assets, net	88,485	103,121
Deferred tax asset	14,710	15,179
Deferred financing costs revolver, net	2,159	3,422
Other non-current assets	3,420	5,409
Total other unallocated amounts of assets	$169,310	$170,693

For 2021, revenues from the Company’s Government segment were from two customers and represented approximately $156.3 million of the Company’s consolidated revenues for the year ended December 31, 2021. For 2020 and 2019, revenues from the Company's Government segment were from one customer and represented approximately $63.3 million, and $67.0 million of the Company’s consolidated revenues for the years ended December 31, 2020, and 2019, respectively.

There were no single customers from the HFS – South segment for the years ended December 31, 2021 and 2020 that represented 10% or more of the Company’s consolidated revenues. Revenues from one customer of the Company’s HFS – South segment represented approximately $40.0 million of the Company’s consolidated revenues for the year ended December 31, 2019. Revenues from one customer in the TCPL Keystone segment represented approximately $41.9 million of the Company’s consolidated revenues for the year ended December 31, 2020. There were no transactions between reportable operating segments for the years ended December 31, 2021, 2020, and 2019, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of  December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on this assessment the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that, as of  December 31, 2021, our internal controls over financial reporting were effective.

Item 9B. Other Information

Defaults upon Senior Securities

None

Part III

Item 10.  Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.  The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website at www.targethospitality.com,within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Director Independence” to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the heading “Audit Fee Disclosure” to be filed with the SEC.

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

3.1	Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

3.2	Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2020).

3.3	Certificate of Validation of Platinum Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020).

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

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

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.7+	Target Hospitality 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.8+	Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.9+	Amendment to Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.10+	Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.11+

Amendment to Employment Agreement with Heidi D. Lewis.(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020).

10.12+*	Second Amendment to Employment Agreement with Heidi D. Lewis.

10.13+	Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.14+	Amendment to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.15+	Second Amendment to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.16+	Form of Executive Nonqualified Stock Option Award Agreement (2019 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2019).

10.17+	Form of Executive Restricted Stock Unit Agreement (2019 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2019).

10.18+	Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2019).

10.19+	Amendment to Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.20+	Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 15, 2019).

10.21+*	Amendment to Employment Agreement with Jason Vlacich.

10.22+	Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021).

10.23+*	Amendment to Employment Agreement with J. Travis Kelley.

10.24+	Form of Executive Restricted Stock Unit Agreement (2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.25+	Form of Executive Nonqualified Stock Option Award Agreement (2020 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.26+	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2020).

10.27+

Form of Restricted Stock Unit Agreement (Executives – 2020 Salary Reduction) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

10.28+

Form of Restricted Stock Unit Agreement (Non-Employee Directors – 2020 Retainer Reduction) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

10.29+

Form of Salary Program Termination Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020).

10.30+

Form of Director Retainer Program Termination Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020).

10.31+

Executive Restricted Stock Units Termination Agreement, dated August 5, 2020, by and between the Company and James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2020).

10.32+	Form of Executive Restricted Stock Unit Agreement (2021 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.

10.33+	Form of Executive Stock Appreciation Rights Award Agreement (2021 Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.34+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2021).

10.35+	Form of Executive Restricted Stock Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.36+	Form of Executive Performance Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

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

Target Hospitality Corp.

Dated: March 11, 2022	By:	/s/ James B. Archer
Name: James B. Archer
Title: President & Chief Executive Officer

Signature	Title:	Date:

/s/ James B. Archer	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2022
James B. Archer

/s/ Eric T. Kalamaras	Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Eric T. Kalamaras

/s/ Jason P. Vlacich	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022
Jason P. Vlacich

/s/ Stephen Robertson	Chairman of the Board	March 11, 2022
Stephen Robertson

/s/ Barbara J. Faulkenberry	Director	March 11, 2022
Barbara J. Faulkenberry

/s/ Pamela H. Patenaude	Director	March 11, 2022
Pamela H. Patenaude

/s/ Jeff Sagansky	Director	March 11, 2022
Jeff Sagansky

/s/ Linda Medler	Director	March 11, 2022
Linda Medler

/s/ Martin Jimmerson	Director	March 11, 2022
Martin L. Jimmerson
/s/ Joy Berry	Director	March 11, 2022
Joy Berry