Form 10-Q
period 2022-03-31
Target Hospitality Corp.
filed 2022-05-10
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(800) 832-4242

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which is registered
Common stock, par value $0.0001 per share	TH	NASDAQ Capital Market
Warrants to purchase common stock	THWWW	NASDAQ Capital Market

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

There were 96,936,785 shares of Common Stock, par value $0.0001 per share, outstanding as of May 5, 2022.

Target Hospitality Corp.

FORM 10-Q

March 31, 2022

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,824	$23,406
Accounts receivable, less allowance for doubtful accounts of $206 and $43, respectively	41,463	28,780
Prepaid expenses and other assets	7,292	8,350
Total current assets	54,579	60,536

Specialty rental assets, net	281,837	291,792
Other property, plant and equipment, net	11,524	11,252
Goodwill	41,038	41,038
Other intangible assets, net	84,849	88,485
Deferred tax asset	13,985	14,710
Deferred financing costs revolver, net	1,846	2,159
Other non-current assets	2,880	3,420
Total assets	$492,538	$513,392

Liabilities
Current liabilities:
Accounts payable	$12,249	$11,803
Accrued liabilities	17,774	33,126
Deferred revenue and customer deposits	1,960	27,138
Current portion of capital lease and other financing obligations (Note 8)	816	729
Total current liabilities	32,799	72,796

Other liabilities:
Long-term debt (Note 8):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(1,511)	(1,681)
Less: unamortized term loan deferred financing costs	(7,284)	(8,107)
Long-term debt, net	331,205	330,212
Revolving credit facility (Note 8)	16,000	—
Long-term capital lease and other financing obligations	903	696
Other non-current liabilities	1,567	1,465
Deferred revenue and customer deposits	6,825	7,273
Asset retirement obligations	2,105	2,079
Warrant liabilities	2,827	1,600
Total liabilities	394,231	416,121

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 106,367,450 issued and 96,936,785 outstanding as of March 31, 2022 and 106,367,450 issued and 101,952,683 outstanding as of December 31, 2021.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of March 31, 2022 and 4,414,767 shares as of December 31, 2021.	(23,559)	(23,559)
Additional paid-in-capital	110,098	109,538
Accumulated other comprehensive loss	(2,480)	(2,462)
Accumulated earnings	14,238	13,744
Total stockholders' equity	98,307	97,271
Total liabilities and stockholders' equity	$492,538	$513,392

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue:
Services income	$58,675	$32,938
Specialty rental income	21,660	11,620
Construction fee income	—	934
Total revenue	80,335	45,492
Costs:
Services	34,691	19,349
Specialty rental	4,928	2,242
Depreciation of specialty rental assets	12,800	12,440
Gross profit	27,916	11,461
Selling, general and administrative	11,759	11,332
Other depreciation and amortization	3,995	3,996
Other expense (income), net	(219)	246
Operating income (loss)	12,381	(4,113)
Interest expense, net	9,572	9,849
Change in fair value of warrant liabilities	1,227	640
Income (loss) before income tax	1,582	(14,602)
Income tax expense (benefit)	1,088	(1,464)
Net income (loss)	494	(13,138)
Other comprehensive loss
Foreign currency translation	(18)	(19)
Comprehensive income (loss)	$476	$(13,157)

Weighted average number shares outstanding - basic and diluted	96,936,785	96,168,425

Net income (loss) per share - basic and diluted	$0.01	$(0.14)

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2020	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888
Net loss	—	—	—	—	—	—	(13,138)	(13,138)
Stock-based compensation	65,338	—	—	—	761	—	—	761
Shares used to settle payroll tax withholding	—	—	—	—	(51)	—	—	(51)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Balances at March 31, 2021	101,236,253	$10	4,414,767	$(23,559)	$107,261	$(2,453)	$5,182	$86,441

Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271
Net income	—	—	—	—	—	—	494	494
Stock-based compensation	—	—	—	—	560	—	—	560
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Balances at March 31, 2022	96,936,785	$10	9,430,665	$(23,559)	$110,098	$(2,480)	$14,238	$98,307

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$494	$(13,138)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,159	12,777
Amortization of intangible assets	3,636	3,658
Accretion of asset retirement obligation	25	50
Amortization of deferred financing costs	1,136	1,050
Amortization of original issue discount	171	153
Change in fair value of warrant liabilities	1,227	640
Stock-based compensation expense	3,337	761
Gain on disposal of specialty rental assets and other property, plant and equipment	(125)	—
Deferred income taxes	725	(1,735)
Provision for loss on receivables, net of recoveries	60	220
Changes in operating assets and liabilities
Accounts receivable	(12,780)	(2,979)
Related party receivable	—	1,225
Prepaid expenses and other assets	1,060	676
Accounts payable and other accrued liabilities	(17,591)	(11,146)
Deferred revenue and customer deposits	(25,626)	(642)
Other non-current assets and liabilities	512	431
Net cash used in operating activities	(30,580)	(7,999)
Cash flows from investing activities:
Purchase of specialty rental assets	(2,843)	(3,173)
Purchase of property, plant, and equipment	(117)	(29)
Proceeds from sale of specialty rental assets and other property, plant and equipment	125	—
Net cash used in investing activities	(2,835)	(3,202)
Cash flows from financing activities:
Principal payments on finance and capital lease obligations	(169)	(1,361)
Principal payments on borrowings from ABL Facility	—	(6,000)
Proceeds from borrowings on ABL Facility	16,000	18,000
Restricted shares surrendered to pay tax liabilities	—	(51)
Net cash provided by financing activities	15,831	10,588

Effect of exchange rate changes on cash and cash equivalents	2	7

Net decrease in cash and cash equivalents	(17,582)	(606)
Cash and cash equivalents - beginning of period	23,406	6,979
Cash and cash equivalents - end of period	$5,824	$6,373

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(52)	$—
Non-cash change in capital lease obligations	$(463)	$—

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

The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 64% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “2021 Form 10-K”)), and other public shareholders.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Target Hospitality 2021 Form 10-K.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated balance sheets of Target Hospitality but does not contain all of the footnote disclosures from those annual financial statements.

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

Disclosure guidance adopted in 2021

Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. In February 2021, a SEC rule intended to modernize, simplify, and enhance certain financial disclosure requirements became effective. We have adopted this rule in this Quarterly Report on Form 10-Q, and the impact on our unaudited consolidated financial statements was not material, although several disclosures were updated. The primary disclosure change we made associated with this rule was to remove the tabular disclosure of contractual obligations, although we continue to provide disclosures addressing the most significant categories of our short-term and long-term needs for cash.

2. Revenue

Total revenue recognized under Topic 606 was $58.7 million and $33.9 million for the three months ended March 31, 2022 and 2021, respectively, while specialty rental income was $21.7 million and $11.6 million subject to the guidance of ASC 840 for the three months ended March 31, 2022 and 2021, respectively.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: Hospitality & Facilities Services – South (“HFS – South”), Hospitality & Facilities Services – Midwest (“HFS – Midwest”), Government, TCPL Keystone, and All Other for the dates indicated below:

	For the Three Months Ended
	March 31,
	2022	2021
HFS - South
Services income	$30,123	$23,202
Total HFS - South revenues	30,123	23,202

HFS - Midwest
Services income	$977	$597
Total HFS - Midwest revenues	977	597

Government
Services income	$26,583	$8,310
Total Government revenues	26,583	8,310

TCPL Keystone
Services income	$-	$537
Construction fee income	-	934
Total TCPL Keystone revenues	-	1,471

All Other
Services income	$992	$292
Total All Other revenues	992	292

Total revenues	$58,675	$33,872

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy (the “Termination and Settlement Agreement”), which effectively terminated the Company’s contract with TC Energy that was originated in 2013. The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments). Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee of approximately $5 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement. No further revenue will be generated from the 2013 contract and as of March 31, 2022, there are no unrecognized deferred revenue amounts or costs for incomplete projects related to this contract following such termination.

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

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Three Months Ended
	March 31,
	2022	2021
Balances at Beginning of the Period	$34,411	$18,371
Additions to deferred revenue	1,711	614
Revenue recognized	(27,337)	(1,256)
Balances at End of the Period	$8,785	$17,729

As of March 31, 2022, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of March 31, 2022	$36,363	$22,731	$18,873	$18,775	$14,044	$110,786

The Company applied some of the practical expedients in Topic 606, including the “right to invoice” practical expedient, and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations for contracts without minimum revenue commitments.  Due to the application of these practical expedients, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2022	2021
Specialty rental assets	$584,511	$582,527
Construction-in-process	4,351	3,557
Less: accumulated depreciation	(307,025)	(294,292)
Specialty rental assets, net	$281,837	$291,792

Depreciation expense related to specialty rental assets was $12.8 million and $12.4 million for three months ended March 31, 2022 and 2021, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss).

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2022	2021
Land	$9,163	$9,163
Buildings and leasehold improvements	248	191
Machinery and office equipment	1,360	1,300
Software and other	5,861	5,347
	16,632	16,001
Less: accumulated depreciation	(5,108)	(4,749)
Total other property, plant and equipment, net	$11,524	$11,252

Depreciation expense related to other property, plant and equipment was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2021	$41,038
Changes in Goodwill	-
Balance at December 31, 2021	41,038
Changes in Goodwill	-
Balance at March 31, 2022	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.3	$128,907	$(60,458)	$68,449
Total		128,907	(60,458)	68,449
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(60,458)	$84,849

	December 31, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.6	$128,907	$(56,822)	$72,085
Total		128,907	(56,822)	72,085
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(56,822)	$88,485

For the three months ended March 31, 2022 and 2021, amortization expense related to intangible assets was $3.6 million and $3.7 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of March 31, 2022 for each of the next five years and thereafter is as follows:

Rest of 2022	$9,666
2023	12,881
2024	12,881
2025	12,881
2026	12,285
Thereafter	7,855
Total	$68,449

6. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	March 31,	December 31,
	2022	2021
Cloud computing implementation costs	$7,198	$7,198
Less: accumulated amortization	(4,385)	(3,844)
Other non-current assets	$2,813	$3,354

Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2022	2021
Employee accrued compensation expense	$3,277	$12,473
Other accrued liabilities	12,962	11,033
Accrued interest on debt	1,535	9,620
Total accrued liabilities	$17,774	$33,126

Other accrued liabilities in the above table relates primarily to accrued utilities, rent, real estate and sales taxes, state income taxes, liability-based stock compensation awards (see Note 16), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

In connection with the closing of the Business Combination, Arrow Bidco, LLC, a Delaware limited liability company (“Bidco”) issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. Refer to table below for a description of the amounts related to the Notes.

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$1,511	$7,284

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

The Notes are unconditionally guaranteed by Topaz Holdings LLC, a Delaware limited liability company (“Topaz”) and each of Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note Guarantors are either borrowers or guarantors under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the ABL Facility (as defined below).

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

In connection with the issuance of the Notes, there was an original issue discount of approximately $3.3 million and the unamortized balance of approximately $1.5 million is presented on the face of the consolidated balance sheet as of March 31, 2022 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of March 31, 2022 consisted of approximately $1.6 million of capital leases. The capital leases pertain to leases entered into during 2019 through 2022, for commercial-use vehicles with 36-month terms expiring through 2025 with a weighted average interest rate of approximately 3.83%.

The Company’s capital lease and other financing obligations as of December 31, 2021 consisted of approximately $1.4 million of capital leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). The historical debt of Bidco, Target and their respective subsidiaries under the former ABL facility of Algeco Seller was settled at the time of the consummation of the Business Combination on the Closing Date. Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. During 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available which reduced the outstanding balance to $0 as of December 31, 2021. During the three months ended March 31, 2022, a net amount of $16 million was drawn on the ABL Facility.

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

	March 31,	December 31,
	2022	2021
Capital lease and other financing obligations	$1,719	$1,425
ABL Facility	16,000	—
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(1,511)	(1,681)
Less: unamortized term loan deferred financing costs	(7,284)	(8,107)
Total debt, net	348,924	331,637
Less: current maturities	(816)	(729)
Total long-term debt	$348,108	$330,908

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the three months ended
	March 31,	March 31,
	2022	2021
Interest incurred on capital lease and other financing obligations	$14	$30
Interest expense incurred on ABL Facility and Notes	8,251	8,616
Amortization of deferred financing costs on ABL facilities and Notes	1,136	1,050
Amortization of original issue discount on Notes	171	153
Interest expense, net	$9,572	$9,849

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. Accumulated amortization expense related to the deferred financing costs was approximately $8.6 million and $7.8 million as of March 31, 2022 and December 31, 2021, respectively. Accumulated amortization of the original issue discount was approximately $1.8 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively.

Accumulated amortization related to revolver deferred financing costs for both the former Algeco ABL facility and ABL Facility was approximately $3.8 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively. Revolver deferred financing costs are presented on the consolidated balance sheet as of March 31, 2022 and December 31, 2021 within deferred financing costs revolver, net.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2022 and 2021, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below. The schedule of future maturities as of March 31, 2022, consists of the following:

Rest of 2022	$627
2023	16,638
2024	340,354
2025	19
Total	$357,638

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss of approximately $1.2 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, 5,333,334 Private Warrants were outstanding, which expire no later than five years after the completion of the Business Combination (March 15, 2024) if they remain unredeemed.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	March 31,	December 31,
	2022	2021
Warrant liabilities	$2,827	$1,600
Total	$2,827	$1,600

10. Income Taxes

Income tax expense (benefit) was approximately $1.1 million and ($1.5) million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021, was 68.8% and 10.0%, respectively. The fluctuation in the rate for the three months ended March 31, 2022 and 2021 results primarily from the relationship of year-to-date income (loss) before income tax for the three months ended March 31, 2022 and 2021.

The effective tax rates for the three months ended March 31, 2022 and 2021, respectively, significantly differs from the US federal statutory rate of 21% primarily due to nonrecognition of tax benefits for loss jurisdictions, the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation during the three months ended March 31, 2022.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2022		December 31, 2021
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$(16,000)	$(16,000)	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(331,205)	$(346,793)	$(330,212)	$(348,075)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of March 31, 2022 and December 31, 2021. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.53 and $0.30 as of March 31, 2022 and December 31, 2021, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		March 31,	December 31,
		2022	2021
Exercise Price		$11.50	$11.50
Stock Price		$6.00	$3.56
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		1.96	2.20
Risk-Free Interest Rate	%	2.23%	0.78
Expected Volatility	%	48.00%	64.00
Per Share Value of Warrants		$0.53	$0.30

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2022:

Private Placement Warrants
Balance at December 31, 2021	$1,600
Change in fair value of warrant liabilities	1,227
Balance at March 31, 2022	$2,827

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Related Parties

During the three months ended March 31, 2022 and 2021, the Company incurred $0 and $0.2 million, respectively, in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). The underlying agreement driving these commissions expired in September of 2021 and was not renewed; therefore, no amounts were accrued for these commissions as of March 31, 2022 and December 31, 2021.

14. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three months ended March 31, 2022 and a net loss was recorded for the three months ended March 31, 2021. The following table presents basic and diluted EPS (LPS) for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Numerator
Net income (loss) attributable to Common Stockholders	$494	$(13,138)

Denominator
Weighted average shares outstanding - basic and diluted	96,936,785	96,168,425

Net income (loss) per share - basic and diluted	$0.01	$(0.14)

5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow subject to release pursuant to the terms of the earnout agreement entered into at the closing of the Business Combination by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company (the “Earnout Agreement”). Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that the Founders are not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares are not included in the EPS calculation for the three months ended March 31, 2021. In accordance with the Earnout Agreement, as of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury. As such, these cancelled shares were reclassed from common stock to common stock in treasury and continued to be excluded from the computation of EPS for the three months ended March 31, 2022.

The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s common stock for the three months ended March 31, 2022 and 2021, respectively, were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 16, stock-based compensation awards were outstanding for the three months ended March 31, 2022 and 2021, respectively. These stock-based compensation awards were excluded from the computation of EPS because their effect would have been anti-dilutive.

Shares of treasury stock have been excluded from the computation of EPS.

15. Stockholders’ Equity

Common Stock

As of March 31, 2022 and December 31, 2021, Target Hospitality had 106,367,450 shares of Common Stock, par value $0.0001 per share issued with 96,936,785 and 101,952,683 outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares that were placed in escrow which were suspended subject to release pursuant to the terms of the Earnout Agreement. As of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury pursuant to the terms of the Earnout Agreement. As such, these cancelled Founder Shares were reclassed from common stock to common stock in treasury during the three months ended March 31, 2022 as presented in the accompanying unaudited consolidated statements of changes in stockholders’ equity.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2022, no preferred shares were issued and outstanding.

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

As of March 31, 2022, the Company had 10,833,316 Public Warrants issued and outstanding.

16. Stock-Based Compensation

On February 24, 2022, the Compensation Committee (the “Compensation Committee”) of the Board adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement” and together with the RSU Agreement, the “Award Agreements”) with respect to the granting of restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (the “Plan”). The new Award Agreements will be used for all awards to executive officers made on or after February 24, 2022.

The RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) the RSUs will vest in four equal installments on each of the first four anniversaries of the grant date and (y) if approval by the Company’s shareholders of the proposed increase in the number of shares available for issuance under the Plan at the 2022 annual meeting of the Company’s shareholders is not received, then all payments under the RSU Agreement will be made in cash.

Each PSU awarded under the PSU Agreement represents the right to receive one share of the Company’s common stock, par value $0.0001 per share, or, at the Compensation Committee’s sole discretion, cash or part cash and part common stock with the cash amount equal to the fair market value of the common stock as of the date on which the restricted period ends. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest range from 0% to 150% of the Target Level (as defined in the PSU Agreement) depending upon the achievement of specified three-year cumulative operating cash flow amounts as determined based on the net cash flow from operations disclosed in the Company’s Annual Reports on Form 10-K for the period from January 1, 2022 through December 31, 2024. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

Restricted Stock Units

On January 3, 2022, the Compensation Committee awarded an aggregate of 10,861 time-based RSUs to one of the Company’s non-employee directors, which vest in full on May 18, 2022 or, if earlier, the date of the 2022 annual meeting of the stockholders.

On February 24, 2022, the Compensation Committee awarded an aggregate of 1,085,548-time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

For the three months ended March 31, 2022, as approved by the Compensation Committee, the employee related vested RSUs shown in the below table were paid in cash in the amount of approximately $0.4 million based on the closing stock price on the vesting date.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	1,862,590	$3.00
Granted	1,096,409	3.01
Vested	(116,837)	4.67
Balance at March 31, 2022	2,842,162	$2.94

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the three months ended March 31, 2022 and 2021, was approximately $1.6 million and $0.6 million, respectively, with an associated tax benefit of approximately $0.4 million and $0.1 million, respectively. At March 31, 2022, unrecognized compensation expense related to RSUs totaled approximately $10.4 million and is expected to be recognized over a remaining term of approximately 3.06 years.

Under the authoritative guidance for stock-based compensation, a portion of the RSUs outstanding at March 31, 2022 are considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. As such, the Company recognized a liability associated with these RSUs of approximately $1.7 million as of March 31, 2022, of which approximately $1.5 million is included in accrued liabilities and approximately $0.2 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of March 31, 2022. As of December 31, 2021, the Company recognized a liability associated with these RSUs of approximately $0.8 million, of which approximately $0.5 million was included in accrued liabilities and approximately $0.3 million was included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021. The estimated fair value of these liability-based awards was $3.56/RSU and $6.00/RSU as of December 31, 2021 and March 31, 2022, respectively.  The fair value of these liability awards will be remeasured at each reporting period until the date of settlement or transferred to equity if there becomes an intent and ability to issue shares to service these RSUs upon vesting.

Performance Stock Units

On February 24, 2022, the Company awarded an aggregate of 245,017 time and performance-based PSUs to certain of the Company’s executive officers and management, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of Company cash flow performance criteria.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	—	$—
Granted	245,017	3.01
Forfeited	—	—
Vested	—	—
Balance at March 31, 2022	245,017	$3.01

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the three months ended March 31, 2022 was approximately $0.1 million with no material associated tax benefit. At March 31, 2022, unrecognized compensation expense related to PSUs totaled approximately $1.4 million and is expected to be recognized over a remaining term of approximately 2.91 years.

Under the authoritative guidance for stock-based compensation, all of the PSUs granted during 2022 are considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting.

As such, the Company recognized a liability associated with these PSUs of approximately $0.05 million as of March 31, 2022, all of which is included in other non-current liabilities in the accompanying balance sheets. The estimated fair value of these liability-based awards was $6.00/PSU as of March 31, 2022.  The fair value of these liability awards will be remeasured at each reporting period until the date of settlement.

Stock Option Awards

During the three months ended March 31, 2022, there were no new grants or other changes in the stock options outstanding.

821,569 stock options were exercisable at March 31, 2022.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss) for the three months ended March 31, 2022 and 2021, was approximately $0.2 million and $0.3 million, respectively, with an associated tax benefit of approximately $0.1 million and $0.1 million, respectively. At March 31, 2022, unrecognized compensation expense related to stock options totaled $1.2 million and is expected to be recognized over a remaining term of approximately 1.64 years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the three months ended March 31, 2022.

Stock Appreciation Right Awards

On February 25, 2021 and August 5, 2021, the Compensation Committee granted SARs to certain of the Company’s executive officers and other employees.  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the Compensation Committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price. The number of SARs granted to certain named executive officers and certain other employees totaled 1,578,537.

During the three months ended March 31, 2022, there were no new grants or changes in the SARs outstanding.

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, associated with its SARs of approximately $2.6 million as of March 31, 2022, of which approximately $1.3 million is included in accrued liabilities and approximately $1.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of March 31, 2022. The liability associated with these SAR awards recognized as of December 31, 2021, was approximately $1.2 million, all of which was included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The estimated weighted-average fair value of each SAR as of December 31, 2021 and March 31, 2022 was $2.69 and $4.65, respectively. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the three months ended March 31, 2022 and 2021, the Company recognized compensation expense related to these awards of approximately $1.5 million and $0.04 million, respectively, in selling, general and administrative expense in the unaudited consolidated statements of comprehensive income (loss). At March 31, 2022, unrecognized compensation expense related to SARs totaled approximately $4.7 million and is expected to be recognized over a remaining weighted-average term of approximately 1.91 years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited for three months ended March 31, 2022.

17. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the three months ended March 31, 2022 and 2021, we recognized expense of $0.2 million and $0.2 million, respectively, related to these matching contributions.

18. Business Segments

The Company is organized primarily on the basis of geographic region and customer industry group and operates in four reportable segments.

Our remaining operating segments have been consolidated and included in an “All Other” category.

The following is a brief description of our reportable segments and a description of business activities conducted by All Other.

HFS – South  — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers located primarily in Texas and New Mexico.

HFS – Midwest  — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers located primarily in North Dakota.

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

The table below presents information about reported segments for the three months ended March 31 (except for asset information for 2021 that is presented as of December 31):

2022

	HFS - South	HFS - Midwest	Government	TCPL Keystone	All Other		Total
For the Three Months Ended March 31, 2022
Revenue	$31,576	$977	$46,790	$-	$992	(a)	$80,335
Adjusted gross profit	$13,318	$(500)	$27,876	$-	$22		$40,716
Total Assets	$206,724	$42,333	$78,871	$3,007	$2,399		$333,334

2021

	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
For the Three Months Ended March 31, 2021
Revenue	$25,093	$597	$18,039	$1,471	$292	(a)	$45,492
Adjusted gross profit	$10,658	$(549)	$13,802	$208	$(218)		$23,901
Total Assets (as of December 31, 2021)	$206,774	$43,504	$87,308	$3,007	$2,412		$343,005

(a)	Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Total reportable segment adjusted gross profit	$40,694	$24,119
Other adjusted gross profit	22	(218)
Depreciation and amortization	(16,795)	(16,436)
Selling, general, and administrative expenses	(11,759)	(11,332)
Other expense (income), net	219	(246)
Interest expense, net	(9,572)	(9,849)
Change in fair value of warrant liabilities	(1,227)	(640)
Consolidated income (loss) before income taxes	$1,582	$(14,602)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2022	December 31, 2021
Total reportable segment assets	$330,935	$340,593
Other assets	3,464	3,489
Other unallocated amounts	158,139	169,310
Total Assets	$492,538	$513,392

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2022	December 31, 2021
Total current assets	$54,579	$60,536
Other intangible assets, net	84,849	88,485
Deferred tax asset	13,985	14,710
Deferred financing costs revolver, net	1,846	2,159
Other non-current assets	2,880	3,420
Total other unallocated amounts of assets	$158,139	$169,310

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●	the duration of the COVID-19 pandemic or any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, government imposed mandates, and contract and supply chain disruptions;

●	operational, economic, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our inability to recognize deferred tax assets and tax loss carry forwards;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems;

●	fluctuations in the fair value of warrant liabilities;

●	our ability to meet our debt service requirements and obligations; and

●	risks related to Arrow Bidco’s obligations under the Notes.

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

As discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we adopted SEC guidance that is intended to modernize, simplify, and enhance certain disclosures throughout this MD&A.  In accordance with this guidance, we have modified the tabular disclosure of contractual obligations to provide disclosures addressing the most significant categories of our short-term and long-term needs for cash.

Executive Summary and Outlook

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of March 31, 2022, our network includes 29 communities, including 1 community we operate that is not owned or leased, to better serve our customers across the US.

Economic Update

The financial results for the first quarter of 2022 reflect continued improving  customer demand and increasing activity in the HFS – South and Midwest segments as compared to the first quarter of 2021 as global activity and economic demand continue to strengthen from lows experienced during the height of the COVID-19 pandemic.

Additionally, the Company’s consolidated revenue, adjusted gross profit, and Adjusted EBITDA, for the three months ended March 31, 2022 have exceeded pre-COVID-19 levels experienced during the three months ended March 31, 2020 led by growth in the Government segment.

For the three months ended March 31, 2022, other key drivers of financial performance included:

●	Increased revenue of $34.8 million, or 77% compared to the same period in 2021, driven by an increase in services income revenue of approximately $25.7 million primarily due to additional revenue generated from growth in the Government segment as well as increase in customer demand in the HFS – South segment.
●	Generated net income of approximately $0.5 million for three months ended March 31, 2022, as compared to a net loss of approximately $13.1 million for the three months ended March 31, 2021, which is primarily attributable to the increase in revenue, a decrease in interest expense driven by debt reduction, partially offset by an increase in operating expenses, an increase in the estimated fair value of warrant liabilities, and an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $33.4 million representing an increase of $17.4 million, or 109% as compared to the same period in 2021, driven primarily by the increase in revenue, partially offset by an increase in operating expenses.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the HFS – South and HFS – Midwest regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development and government housing programs.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in our 2021 Form 10-K. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Public health threats or outbreaks of communicable diseases, including COVID-19, could have a material adverse effect on the Company’s operations and financial results.

The Company may face risks related to public health threats or outbreaks of communicable diseases, including COVID-19. A widespread healthcare crisis, such as an outbreak of a communicable disease, like COVID-19, could adversely affect the economy and the Company’s ability to conduct business for an indefinite period of time. This situation combined with the commodity price volatility discussed below has had, and could continue to have, a material adverse effect on the Company’s results of operations.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 73.0% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 27.0% of revenues were earned through leasing of lodging facilities (27.0%) for the three months ended March 31, 2022. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Segments

We have identified four reportable business segments: Hospitality & Facilities Services – South, Hospitality & Facilities Services – Midwest, Government, and TCPL Keystone:

HFS – South

The HFS – South segment reflects our facilities and operations in the HFS – South region and includes our 16 communities located across Texas and New Mexico.

HFS  – Midwest

The HFS – Midwest segment reflects our facilities and operations in the HFS – Midwest region and includes our 4 communities in North Dakota.

Government

The government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with a national provider of migrant programming (the “FRCC Partner”). Additionally, this segment also includes facilities and operations provided under a lease and services agreement with a leading nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.

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

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in Oklahoma, one community in Canada, and the catering and other services provided to communities and other workforce accommodation facilities for the energy and natural resources industries not owned by us.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Commodity Price Volatility

The COVID-19 pandemic and the disruption in the natural resource development industry has had a material adverse effect on our business and results of operations. The financial results, primarily for the first quarter of 2021, reflect the reduced activity in the HFS – South and HFS – Midwest segments resulting from the negative effects of the commodity price volatility compounded by the effects of COVID-19 as these disruptions created significant challenges for our natural resource development end-market customers. While we have experienced steady increases in utilization through 2021 and into the first quarter of 2022, such utilization levels have not yet reached pre-pandemic levels experienced during the first quarter of 2020 specifically for the HFS – South and HFS – Midwest segments. Total company consolidated results during the three months ended March 31, 2022 have exceeded pre-pandemic levels experienced during the first quarter of 2020 driven primarily by Government segment growth and expansion.

Termination of the TCPL Keystone Contract

In January 2021, the TCPL project was suspended due to the Keystone XL Presidential Permit being revoked. Then on July 23, 2021, the Company executed the Termination and Settlement Agreement, which effectively terminated the Company’s contract with TC Energy that was originated in 2013.  As a result of the Termination and Settlement Agreement, no further activity is expected in the TCPL Keystone segment.

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with a leading nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2022 and 2021

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Services income	$58,675	$32,938	$25,737	78%
Specialty rental income	21,660	11,620	10,040	86%
Construction fee income	—	934	(934)	(100)%
Total revenue	80,335	45,492	34,843	77%
Costs:
Services	34,691	19,349	15,342	79%
Specialty rental	4,928	2,242	2,686	120%
Depreciation of specialty rental assets	12,800	12,440	360	3%
Gross Profit	27,916	11,461	16,455	144%
Selling, general and administrative	11,759	11,332	427	4%
Other depreciation and amortization	3,995	3,996	(1)	0%
Other expense (income), net	(219)	246	(465)	(189)%
Operating income (loss)	12,381	(4,113)	16,494	(401)%
Interest expense, net	9,572	9,849	(277)	(3)%
Change in fair value of warrant liabilities	1,227	640	587	92%
Income (loss) before income tax	1,582	(14,602)	16,184	(111)%
Income tax expense (benefit)	1,088	(1,464)	2,552	(174)%
Net Income (loss)	$494	$(13,138)	$13,632	(104)%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Total Revenue. Total revenue was $80.3 million for the three months ended March 31, 2022 and consisted of $58.7 million of services income, and $21.7 million of specialty rental income. Total revenues for the three months ended March 31, 2021 was $45.5 million which consisted of $32.9 million of services income, $11.6 million of specialty rental income and $0.9 million of construction fee income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment combined with a continued increase in customer activity in the HFS – South as well as a slight increase in the HFS – Midwest segment as the business recovers from the decreases in demand experienced for the three months ended March 31, 2021, due to the effects of the COVID-19 pandemic.  Additionally, approximately $0.7 million of this increase was attributable to an increase in customer activity at one community in Canada during the three months ended March 31, 2022, which had no activity in the prior period.  These increases were partially offset by a decrease of approximately $0.5 million from the TCPL Keystone segment driven by the TCPL contract termination.

Construction fee income consists of revenue from the construction phase of the TCPL contract. As a result of the Termination and Settlement Agreement, no further activity or revenue is expected in this segment. Therefore, construction fee income is $0 for the three months ended March 31, 2022.

Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $34.7 million for the three months ended March 31, 2022 as compared to $19.3 million for the three months ended March 31, 2021.

The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above. Additionally, there was also a slight increase in services costs in the HFS – South and HFS – Midwest segments driven by the increase in customer activity mentioned above.  These increases were partially offset by lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021. Pursuant to the Termination and Settlement Agreement, the underlying contract with TC Energy was terminated in July 2021.

Specialty rental costs. Specialty rental costs were $4.9 million for the three months ended March 31, 2022 as compared to $2.2 million for the three months ended March 31, 2021. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $12.8 million for the three months ended March 31, 2022 as compared to $12.4 million for the three months ended March 31, 2021. The increase in depreciation expense is primarily attributable to growth in the Government segment as noted above offset by a decrease in the HFS – South segment due to transfer of assets from the HFS – South segment to the Government segment to service the new Government segment contract. In addition, the increase in depreciation expense is also partially offset by a decrease for a location within the Government segment as a result of site work being fully depreciated as of September 30, 2021.

Selling, general and administrative. Selling, general and administrative was $11.8 million for the three months ended March 31, 2022 as compared to $11.3 million for the three months ended March 31, 2021. The increase in selling, general and administrative expense of $0.5 million was primarily driven by increases in in stock compensation expense of approximately $2.5 million largely from liability-based awards that are estimated at fair value each reporting period and impacted by the increases in the stock price of the Company that have occurred since the prior period.  There was also an increase of approximately $0.2 million in other corporate costs.  These increases were partially offset by a decrease in legal and other advisory fees incurred during the three months ended March 31, 2021 of approximately $0.8 million related to the previously announced non-binding proposal made by Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), to acquire all of the outstanding shares of common stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”).  On March 29, 2021, this Proposal was withdrawn and the Company did not incur any further costs related to this Proposal.  In addition to this decrease, there were also decreases experienced in other legal and professional fees of approximately $0.8 million primarily associated with corporate development activity experienced during the three months ended March 31, 2021 that did not recur during the three months ended March 31, 2022.  There was also a decrease in labor costs of approximately $0.6 million, exclusive of the stock compensation expense previously mentioned, primarily driven by a decrease in bonus expense, as there has been no material changes in corporate headcount from the prior period.

Other depreciation and amortization. Other depreciation and amortization expense was $4.0 million for the three months ended March 31, 2022 as compared to $4.0 million for the three months ended March 31, 2021, comprised primarily of customer related intangible asset amortization associated with prior business acquisitions.

Other expense (income), net. Other expense (income), net was ($0.2) for the three months ended March 31, 2022 as compared to $0.2 million for the three months ended March 31, 2021. The decrease in other expenses is primarily driven by an increase in gains generated from the sale of assets and a reduction in COVID-19 procedure related expenses.

Interest expense, net. Interest expense, net was $9.6 million for the three months ended March 31, 2022 as compared to $9.8 million for the three months ended March 31, 2021. The change in interest expense is driven by a reduction of the interest on the ABL facility as a result of a lower outstanding balance during 2022 as the amount was completely paid off in July of 2021, with zero utilization until March 2022.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $1.2 million for the three months ended March 31, 2022 as compared to $0.6 million for the three months ended March 31, 2021. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have increased in the current year, generating a reduction to income in the current year.

Income tax expense (benefit).  Income tax expense was $1.1 million for the three months ended March 31, 2022 as compared to a benefit of ($1.5) million for the three months ended March 31, 2021. The increase in income tax expense is primarily attributable to the increase in income before taxes for the three months ended March 31, 2022 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended March 31, 2022 and 2021.

				Percentage
	For the Three Months Ended March 31,		Amount of Increase	Change Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Government	$46,790	$18,039	$28,751	159%
Hospitality & Facilities Services - South	31,576	25,093	6,483	26%
Hospitality & Facilities Services - Midwest	977	597	380	64%
TCPL Keystone	—	1,471	(1,471)	(100)%
All Other	992	292	700	240%
Total Revenues	$80,335	$45,492	$34,843	77%

Adjusted Gross Profit
Government	$27,876	$13,802	$14,074	102%
Hospitality & Facilities Services - South	13,318	10,658	2,660	25%
Hospitality & Facilities Services - Midwest	(500)	(549)	49	(9)%
TCPL Keystone	—	208	(208)	(100)%
All Other	22	(218)	240	(110)%
Total Adjusted Gross Profit	$40,716	$23,901	$16,815	70%

Average Daily Rate
Government	$80.25	$65.02	$15.23
Hospitality & Facilities Services - South	$74.09	$74.13	$(0.04)
Hospitality & Facilities Services - Midwest	$69.23	$64.14	$5.09
Total Average Daily Rate	$77.73	$70.01	$7.72

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

Government

Revenue for the Government segment was $46.8 million the three months ended March 31, 2022, as compared to $18.0 million for the three months ended March 31, 2021.

Adjusted gross profit for the Government segment was $27.9 million for the three months ended March 31, 2022, as compared to $13.8 million for the three months ended March 31, 2021.

Revenue and adjusted gross profit increased as a result of the new contract originated in the Government segment in March 2021 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $31.6 million for the three months ended March 31, 2022, as compared to $25.1 million for the three months ended March 31, 2021.

Adjusted gross profit for the HFS – South segment was $13.3 million for the three months ended March 31, 2022, as compared to $10.7 million for the three months ended March 31, 2021.

The increase in revenue of $6.5 million and increase in adjusted gross profit of $2.6 million is primarily attributable to an increase in utilization driven by a significant increase in customer demand.

HFS – Midwest

Revenue for the HFS – Midwest segment was $1.0 million for the three months ended March 31, 2022, as compared to $0.6 million for the three months ended March 31, 2021.

Adjusted gross profit for the HFS – Midwest segment was ($0.5) million for the three months ended March 31, 2022, as compared to ($0.5) million for the three months ended March 31, 2021.

The increase in revenue of $0.4 million was primarily attributable to an increase in utilization and an increase in ADR.

TCPL Keystone

Revenue for the TCPL Keystone segment was $0 for the three months ended March 31, 2022, as compared to $1.5 million for the three months ended March 31, 2021.

Adjusted gross profit for the TCPL Keystone segment was $0 for the three months ended March 31, 2022, as compared to $0.2 million for the three months ended March 31, 2021.

The decrease in revenue and adjusted gross profit was due to the TCPL project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulting in the TCPL contract being terminated in July 2021. As a result of the Termination and Settlement Agreement, no further activity or revenue is expected in this segment.

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

Capital Requirements

During the three months ended March 31, 2022, we incurred approximately $3.5 million in capital expenditures, largely driven by maintenance capital expenditures in our HFS – South segment. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
	March 31,
	2022	2021

Net cash used in operating activities	$(30,580)	$(7,999)
Net cash used in investing activities	(2,835)	(3,202)
Net cash provided by financing activities	15,831	10,588
Effect of exchange rate changes on cash and cash equivalents	2	7
Net decrease in cash and cash equivalents	$(17,582)	$(606)

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Cash flows used in operating activities. Net cash used in operating activities was $30.6 million for the three months ended March 31, 2022 compared to $8.0 million for the three months ended March 31, 2021.

The current period is down by approximately $22.6 million when compared to 2021 driven primarily by advance collection on approximately $24.9 million of revenue recognized for the three months ended March 31, 2022. Such revenue was collected in cash during the year ended December 31, 2021, which drove down cash flows from operations for the three months ended March 31, 2022.  Factoring in this difference, cash flows used in operating activities for the three months ended March 31, 2022 decreased by approximately $2.3 million compared to the three months ended March 31, 2021 driven primarily by an increase in cash collections from customers of approximately $1.8 million and a decrease in cash paid for interest of approximately $0.2 million.

Cash flows used in investing activities. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2022 compared to $3.2 million for the three months ended March 31, 2021. This decrease was primarily related to a decrease in discretionary capital expenditures and an increase in proceeds from the sale of specialty rental assets and other property, plant and equipment.

Cash flows provided by financing activities. Net cash flows provided by financing activities was $15.8 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $10.6 million for the three months ended March 31, 2021. This increase was primarily related to an increase in net borrowings from the ABL Facility in the current period driven by timing of the payment of operating expenses.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of March 31, 2022 consisted of approximately $1.6 million of capital leases. The capital leases pertain to leases entered into during 2019 through 2022, for commercial-use vehicles with 36-month terms expiring through 2025 with a weighted average interest rate of approximately 3.83%.

The Company’s capital lease and other financing obligations as of December 31, 2021 consisted of approximately $1.4 million of capital leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  During 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available which reduced the outstanding balance to $0 as of December 31, 2021. During the three months ended March 31, 2022, a net amount of $16 million was drawn on the ABL

Facility. The maturity date of the ABL Facility is September 15, 2023.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

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

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance capital expenditures for specialty rental assets, (iii) payments due under capital and operating leases, and (iv) debt service. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations) as of March 31, 2022:

	Total	Rest of 2022	2023 and 2024
Interest Payments(1)	$64,600	$16,150	$48,450
ABL Facility	16,000		16,000
2024 Senior Secured Notes	340,000	—	340,000
Total	$420,600	$16,150	$404,450
(1)	We will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million in connection with our 2024 Senior Secured Notes due March 15, 2024. Over the remaining term of the Notes, interest payments total approximately $64.6 million.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the three months ended March 31, 2022, we had two customers who accounted for 41% and 17% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 18% and 11% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2022.

Our largest customer for the three months ended March 31, 2021 accounted for 30% of revenues, while no other customer accounted for more than 10% of revenues. The largest customer accounted for 14% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2021.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the three months ended March 31, 2022, we had one major supplier representing 21.5% of goods purchased. For the three months ended March 31, 2021, there were two major suppliers that represented 21.6% and 11.1% of goods purchased, respectively.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

Commitments and Contingencies

We lease certain land, community units, and real estate under non-cancelable operating leases, the terms of which vary and generally contain renewal options. Total rent expense under these leases is recognized ratably over the initial term of the lease. Any difference between the rent payment and the straight-line expense is recorded as a liability.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $3.8 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments at March 31, 2022 by year and in the aggregate for each of the next five years and thereafter, under non-cancelable operating leases are as follows:

Rest of 2022	$4,832
2023	4,514
2024	4,118
2025	3,593
2026	2,874
Thereafter	376
Total	$20,307

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of our 2021 Form 10-K. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three months ended March 31, 2022 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Target Hospitality defines Adjusted gross profit, as gross profit plus depreciation of specialty rental assets and loss on impairment, and certain severance costs.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other (income) expense, net: Other (income) expense, net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, involuntary asset conversion gains and losses, COVID-19 related expenses, and other immaterial non-cash charges.
●	Transaction expenses: Target Hospitality incurred certain transaction costs during 2021, including legal and professional fees, associated with the Proposal. No such amounts were incurred during 2022.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
	March 31,
	2022	2021
Gross Profit	$27,916	$11,461
Depreciation of specialty rental assets	12,800	12,440
Adjusted gross profit	$40,716	$23,901

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$494	$(13,138)
Income tax expense (benefit)	1,088	(1,464)
Interest expense, net	9,572	9,849
Other depreciation and amortization	3,995	3,996
Depreciation of specialty rental assets	12,800	12,440
EBITDA	27,949	11,683

Adjustments
Other (income) expense, net	(219)	245
Transaction expenses	—	817
Stock-based compensation	3,337	799
Change in fair value of warrant liabilities	1,227	640
Other adjustments	1,090	1,777
Adjusted EBITDA	$33,384	$15,961

The following table presents a reconciliation of Target Hospitality’s Net cash used in operating activities to Discretionary cash flows:

	For the Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(30,580)	$(7,999)
Less: Maintenance capital expenditures for specialty rental assets	(2,448)	(1,460)
Discretionary cash flows	$(33,028)	$(9,459)

Purchase of specialty rental assets	(2,843)	(3,173)
Purchase of property, plant and equipment	(117)	(29)
Proceeds from sale of specialty rental assets and other property, plant and equipment	125	—
Net cash used in investing activities	$(2,835)	$(3,202)

Principal payments on finance and capital lease obligations	(169)	(1,361)
Principal payments on borrowings from ABL Facility	—	(6,000)
Proceeds from borrowings on ABL Facility	16,000	18,000
Restricted shares surrendered to pay tax liabilities	—	(51)
Net cash provided by financing activities	$15,831	$10,588

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2022, we had $16 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.2 million annually based on our floating-rate debt obligations and interest rates in effect as March 31, 2022.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

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

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control and which may cause actual performance to differ materially from historical or projected future performance. For additional information about our risk factors, you should carefully consider the risk factors included in the 2021 Form 10-K, which have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
3.2	Second Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2022).

10.1	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2022).

10.2	Form of Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: May 10, 2022	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer