Form 10-Q
period 2022-06-30
Target Hospitality Corp.
filed 2022-08-09
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 97,228,791 shares of Common Stock, par value $0.0001 per share, outstanding as of August 4, 2022.

Target Hospitality Corp.

FORM 10-Q

June 30, 2022

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,698	$23,406
Accounts receivable, less allowance for doubtful accounts of $175 and $43, respectively	78,335	28,780
Prepaid expenses and other assets	6,182	8,350
Total current assets	94,215	60,536

Specialty rental assets, net	290,651	291,792
Other property, plant and equipment, net	26,875	11,252
Goodwill	41,038	41,038
Other intangible assets, net	81,630	88,485
Deferred tax asset	8,360	14,710
Deferred financing costs revolver, net	1,531	2,159
Other non-current assets	2,555	3,420
Total assets	$546,855	$513,392

Liabilities
Current liabilities:
Accounts payable	$25,254	$11,803
Accrued liabilities	28,510	33,126
Deferred revenue and customer deposits	1,843	27,138
Current portion of capital lease and other financing obligations (Note 8)	832	729
Total current liabilities	56,439	72,796

Other liabilities:
Long-term debt (Note 8):
Principal amount	340,000	340,000
Less: unamortized original issue discount	(1,335)	(1,681)
Less: unamortized term loan deferred financing costs	(6,439)	(8,107)
Long-term debt, net	332,226	330,212
Revolving credit facility (Note 8)	20,800	—
Long-term capital lease and other financing obligations	950	696
Other non-current liabilities	1,397	1,465
Deferred revenue and customer deposits	6,377	7,273
Asset retirement obligations	2,164	2,079
Warrant liabilities	1,974	1,600
Total liabilities	422,327	416,121

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 106,659,355 issued and 97,228,690 outstanding as of June 30, 2022 and 106,367,450 issued and 101,952,683 outstanding as of December 31, 2021.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of June 30, 2022 and 4,414,767 shares as of December 31, 2021.	(23,559)	(23,559)
Additional paid-in-capital	113,515	109,538
Accumulated other comprehensive loss	(2,527)	(2,462)
Accumulated earnings	37,089	13,744
Total stockholders' equity	124,528	97,271
Total liabilities and stockholders' equity	$546,855	$513,392

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Services income	$74,370	$53,648	$133,045	$86,585
Specialty rental income	35,277	20,827	56,937	32,448
Construction fee income	—	511	—	1,445
Total revenue	109,647	74,986	189,982	120,478
Costs:
Services	40,014	29,422	74,705	48,771
Specialty rental	5,227	4,587	10,156	6,829
Depreciation of specialty rental assets	11,861	13,908	24,661	26,348
Gross profit	52,545	27,069	80,460	38,530
Selling, general and administrative	11,103	11,677	22,862	23,009
Other depreciation and amortization	3,585	4,096	7,580	8,092
Other expense (income), net	24	444	(195)	690
Operating income	37,833	10,852	50,213	6,739
Interest expense, net	9,667	9,744	19,238	19,594
Change in fair value of warrant liabilities	(853)	2,080	374	2,720
Income (loss) before income tax	29,019	(972)	30,601	(15,575)
Income tax expense (benefit)	6,168	(60)	7,256	(1,523)
Net income (loss)	22,851	(912)	23,345	(14,052)
Other comprehensive income (loss)
Foreign currency translation	(47)	7	(65)	(12)
Comprehensive income (loss)	$22,804	$(905)	$23,280	$(14,064)

Weighted average number shares outstanding - basic and diluted	97,076,935	96,545,441	97,007,247	96,398,732

Net income (loss) per share - basic and diluted	$0.24	$(0.01)	$0.24	$(0.15)

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2020	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888
Net loss	—	—	—	—	—	—	(13,138)	(13,138)
Stock-based compensation	65,338	—	—	—	761	—	—	761
Shares used to settle payroll tax withholding	—	—	—	—	(51)	—	—	(51)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Balances at March 31, 2021	101,236,253	$10	4,414,767	$(23,559)	$107,261	$(2,453)	$5,182	$86,441

Net loss	—	—	—	—	—	—	(912)	(912)
Stock-based compensation	591,284	—	—	—	697	—	—	697
Shares used to settle payroll tax withholding	—	—	—	—	(34)	—	—	(34)
Cumulative translation adjustment	—	—	—	—	—	7	—	7
Balances at June 30, 2021	101,827,537	$10	4,414,767	$(23,559)	$107,924	$(2,446)	$4,270	$86,199

Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271
Net income	—	—	—	—	—	—	494	494
Stock-based compensation	—	—	—	—	560	—	—	560
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Balances at March 31, 2022	96,936,785	$10	9,430,665	$(23,559)	$110,098	$(2,480)	$14,238	$98,307

Net income	—	—	—	—	—	—	22,851	22,851
Stock-based compensation	291,905	—	—	—	3,494	—	—	3,494
Shares used to settle payroll tax withholding	—	—	—	—	(77)	—	—	(77)
Cumulative translation adjustment	—	—	—	—	—	(47)	—	(47)
Balances at June 30, 2022	97,228,690	$10	9,430,665	$(23,559)	$113,515	$(2,527)	$37,089	$124,528

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$23,345	$(14,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	25,386	27,119
Amortization of intangible assets	6,855	7,321
Accretion of asset retirement obligation	85	101
Amortization of deferred financing costs	2,296	2,124
Amortization of original issue discount	346	310
Change in fair value of warrant liabilities	374	2,720
Stock-based compensation expense	5,227	2,238
Gain on disposal of specialty rental assets and other property, plant and equipment	(101)	—
Deferred income taxes	6,350	(2,127)
Provision for loss on receivables, net of recoveries	163	658
Changes in operating assets and liabilities
Accounts receivable	(49,714)	(2,407)
Related party receivable	—	1,225
Prepaid expenses and other assets	2,168	1,691
Accounts payable and other accrued liabilities	(771)	3,868
Deferred revenue and customer deposits	(26,191)	27,809
Other non-current assets and liabilities	815	843
Net cash provided by (used in) operating activities	(3,367)	59,441
Cash flows from investing activities:
Purchase of specialty rental assets	(15,424)	(14,107)
Purchase of property, plant, and equipment	(15,955)	(104)
Proceeds from sale of specialty rental assets and other property, plant and equipment	615	—
Net cash used in investing activities	(30,764)	(14,211)
Cash flows from financing activities:
Principal payments on finance and capital lease obligations	(297)	(2,690)
Principal payments on borrowings from ABL Facility	(16,000)	(65,000)
Proceeds from borrowings on ABL Facility	36,800	22,000
Restricted shares surrendered to pay tax liabilities	(77)	(85)
Net cash provided by (used in) financing activities	20,426	(45,775)

Effect of exchange rate changes on cash and cash equivalents	(3)	33

Net decrease in cash and cash equivalents	(13,708)	(512)
Cash and cash equivalents - beginning of period	23,406	6,979
Cash and cash equivalents - end of period	$9,698	$6,467

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(8,349)	$(1,085)
Non-cash change in capital lease obligations	$(654)	$—

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

The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 67% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction completed substantially and concurrently with the Business Combination (as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “2021 Form 10-K”)), and other public shareholders.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the three and six months ended June 30, 2022 and 2021. The consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated balance sheets of Target Hospitality but does not contain all of the footnote disclosures from those annual financial statements.

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

2. Revenue

Total revenue recognized under Topic 606 was $133.0 million and $88.0 million for the six months ended June 30, 2022 and 2021, respectively, while specialty rental income was $56.9 million and $32.4 million subject to the guidance of ASC 840 for the six months ended June 30, 2022 and 2021, respectively. Total revenue recognized under Topic 606 was $74.4 million and $54.2 million for the three months ended June 30, 2022 and 2021, respectively, while specialty rental income was $35.3 million and $20.8 million subject to the guidance of ASC 840 for the three months ended June 30, 2022 and 2021, respectively.

The following table disaggregates our revenue by our four reportable segments as well as the All Other category: Hospitality & Facilities Services – South (“HFS – South”), Hospitality & Facilities Services – Midwest  (“HFS – Midwest”), Government, TCPL Keystone, and All Other for the dates indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
HFS - South
Services income	$31,025	$25,796	$61,148	$48,997
Total HFS - South revenues	31,025	25,796	61,148	48,998

HFS - Midwest
Services income	$1,433	$730	$2,410	$1,327
Total HFS - Midwest revenues	1,433	730	2,410	1,327

Government
Services income	$41,233	$26,355	$67,816	$34,665
Total Government revenues	41,233	26,355	67,816	34,665

TCPL Keystone
Services income	$-	$422	$-	$958
Construction fee income	-	511	-	1,445
Total TCPL Keystone revenues	-	933	-	2,403

All Other
Services income	$679	$345	$1,671	$637
Total All Other revenues	679	345	1,671	637

Total revenues	$74,370	$54,159	$133,045	$88,030

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy (the “Termination and Settlement Agreement”), which effectively terminated the Company’s contract with TC Energy that was originated in 2013. The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments). Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee of approximately $5 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement. No further revenue will be generated from the 2013 contract and as of June 30, 2022, there are no unrecognized deferred revenue amounts or costs for incomplete projects related to this contract following such termination.

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

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payment for a community build that is being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Six Months Ended
	June 30,
	2022	2021
Balances at Beginning of the Period	$34,411	$18,371
Additions to deferred revenue	1,596	61,045
Revenue recognized	(27,787)	(33,235)
Balances at End of the Period	$8,220	$46,181

As of June 30, 2022, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2022	2023	2024	2025	2026	Total
Revenue expected to be recognized as of June 30, 2022	$110,843	$178,531	$18,873	$18,775	$14,044	$341,066

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2022	2021
Specialty rental assets	$587,310	$582,527
Construction-in-process	21,440	3,557
Less: accumulated depreciation	(318,099)	(294,292)
Specialty rental assets, net	$290,651	$291,792

Depreciation expense related to specialty rental assets was $24.7 million and $26.3 million for the six months ended June 30, 2022 and 2021, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2022 and 2021, depreciation expense of specialty rental assets was $11.9 million and $13.9 million, respectively.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2022	2021
Land	$24,463	$9,163
Buildings and leasehold improvements	252	191
Machinery and office equipment	1,479	1,300
Software and other	6,155	5,347
	32,349	16,001
Less: accumulated depreciation	(5,474)	(4,749)
Total other property, plant and equipment, net	$26,875	$11,252

Depreciation expense related to other property, plant and equipment was $0.7 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2022 and 2021, depreciation expense related to other property, plant and equipment was $0.4 million and $0.4 million, respectively.

During the three months ended June 30, 2022, the Company purchased land for approximately $15.5 million to support growth of the Government segment discussed in Note 18, which was funded by cash on hand. The land is included in the other property, plant and equipment assets group in the table above.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2021	$41,038
Changes in Goodwill	-
Balance at December 31, 2021	41,038
Changes in Goodwill	-
Balance at June 30, 2022	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.1	$128,907	$(63,677)	$65,230
Total		128,907	(63,677)	65,230
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(63,677)	$81,630

	December 31, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.6	$128,907	$(56,822)	$72,085
Total		128,907	(56,822)	72,085
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(56,822)	$88,485

For the six months ended June 30, 2022 and 2021, amortization expense related to intangible assets was $6.9 million and $7.3 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2022 and 2021, amortization expense related to intangible assets was $3.2 million and $3.7 million, respectively.

The estimated aggregate amortization expense as of June 30, 2022 for each of the next five years and thereafter is as follows:

Rest of 2022	$6,447
2023	12,881
2024	12,881
2025	12,881
2026	12,285
Thereafter	7,855
Total	$65,230

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	June 30,	December 31,
	2022	2021
Cloud computing implementation costs	$7,198	$7,198
Less: accumulated amortization	(4,709)	(3,844)
Other non-current assets	$2,489	$3,354

Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.9 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). For the three months ended June 30, 2022 and 2021, amortization expense related to other non-current assets was $0.4 million and $0.6 million, respectively.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2022	2021
Employee accrued compensation expense	$6,863	$12,473
Other accrued liabilities	11,972	11,033
Accrued interest on debt	9,675	9,620
Total accrued liabilities	$28,510	$33,126

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

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$340,000	$1,335	$6,439

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

In connection with the issuance of the Notes, there was an original issue discount of approximately $3.3 million and the unamortized balance of approximately $1.3 million is presented on the face of the consolidated balance sheet as of June 30, 2022 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

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

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations as of June 30, 2022 consisted of approximately $1.6 million of capital leases. The capital leases pertain to leases entered into during 2019 through 2022, for commercial-use vehicles with 36-month terms expiring through 2025 with a weighted average interest rate of approximately 3.83%.

The Company’s capital lease and other financing obligations as of December 31, 2021 consisted of approximately $1.4 million of capital leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). The historical debt of Bidco, Target and their respective subsidiaries under the former ABL facility of Algeco Seller was settled at the time of the consummation of the Business Combination on the Closing Date. Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. During 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available which reduced the outstanding balance to $0 as of December 31, 2021. During the six months ended June 30, 2022, a net amount of $20.8 million was drawn on the ABL Facility.

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

	June 30,	December 31,
	2022	2021
Capital lease and other financing obligations	$1,782	$1,425
ABL Facility	20,800	—
9.50% Senior Secured Notes due 2024, face amount	340,000	340,000
Less: unamortized original issue discount	(1,335)	(1,681)
Less: unamortized term loan deferred financing costs	(6,439)	(8,107)
Total debt, net	354,808	331,637
Less: current maturities	(832)	(729)
Total long-term debt	$353,976	$330,908

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Interest incurred on capital lease and other financing obligations	$15	$17	$29	$46
Interest expense incurred on ABL Facility and Notes	8,316	8,497	16,567	17,113
Amortization of deferred financing costs on ABL facilities and Notes	1,161	1,073	2,296	2,125
Amortization of original issue discount on Notes	175	157	346	310
Interest expense, net	$9,667	$9,744	$19,238	$19,594

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of June 30, 2022 and December 31, 2021. Accumulated amortization expense related to the deferred financing costs was approximately $9.5 million and $7.8 million as of June 30, 2022 and December 31, 2021, respectively. Accumulated amortization of the original issue discount was approximately $2.0 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively.

Accumulated amortization related to revolver deferred financing costs for both the former Algeco ABL facility and ABL Facility was approximately $4.1 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 within deferred financing costs revolver, net.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2022 and 2021, respectively.

Future maturities

The aggregate annual principal maturities of debt and capital lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below. The schedule of future maturities as of June 30, 2022, consists of the following:

Rest of 2022	$423
2023	21,499
2024	340,415
2025	45
Total	$362,382

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss of approximately $0.4 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, the change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($0.9) million and $2.1 million, respectively. As of June 30, 2022 and 2021, 5,333,334 Private Warrants were outstanding, which expire no later than five years after the completion of the Business Combination (March 15, 2024) if they remain unredeemed.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	June 30,	December 31,
	2022	2021
Warrant liabilities	$1,974	$1,600
Total	$1,974	$1,600

10. Income Taxes

Income tax expense (benefit) was approximately $7.3 million and ($1.5) million for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, income tax expense (benefit) was $6.2 million and ($0.1) million, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021, was 21.3% and 6.2%, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021, was 23.7% and 9.8%, respectively. The fluctuation in the rate for the six months ended June 30, 2022 and 2021 results primarily from the relationship of year-to-date income (loss) before income tax for the six months ended June 30, 2022 and 2021.

The effective tax rates for the six months ended June 30, 2022 and 2021, respectively, differs from the US federal statutory rate of 21% primarily due to nonrecognition of tax benefits for loss jurisdictions, the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation during the six months ended June 30, 2022.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	June 30, 2022		December 31, 2021
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$(20,800)	$(20,800)	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(332,226)	$(334,900)	$(330,212)	$(348,075)

Recurring fair value measurements

Level 3 Disclosures:

There were 5,333,334 Private Warrants outstanding as of June 30, 2022 and December 31, 2021. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.37 and $0.30 as of June 30, 2022 and December 31, 2021, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		June 30,	December 31,
		2022	2021
Exercise Price		$11.50	$11.50
Stock Price		$5.71	$3.56
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		1.71	2.20
Risk-Free Interest Rate	%	2.84%	0.78
Expected Volatility	%	48.00%	64.00
Per Share Value of Warrants		$0.37	$0.30

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2022:

Private Placement Warrants
Balance at December 31, 2021	$1,600
Change in fair value of warrant liabilities	1,227
Balance at March 31, 2022	2,827
Change in fair value of warrant liabilities	(853)
Balance at June 30, 2022	$1,974

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Related Parties

During the six months ended June 30, 2022 and 2021, the Company incurred $0 and $0.4 million, respectively, in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). For the three months ended June 30, 2022 and 2021, the Company incurred $0 and $0.2 million in commissions, respectively. The underlying agreement driving these commissions expired in September of 2021 and was not renewed; therefore, no amounts were accrued for these commissions as of June 30, 2022 and December 31, 2021.

14. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three and six months ended June 30, 2022 and a net loss was recorded for the three and six months ended June 30, 2021. The following table presents basic and diluted EPS (LPS) for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to Common Stockholders	$22,851	$(912)	$23,345	$(14,052)

Denominator
Weighted average shares outstanding - basic and diluted	97,076,935	96,545,441	97,007,247	96,398,732

Net income (loss) per share - basic and diluted	$0.24	$(0.01)	$0.24	$(0.15)

5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow subject to release pursuant to the terms of the earnout agreement entered into at the closing of the Business Combination by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company (the “Earnout Agreement”). Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they were in escrow. Given that the Founders were not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares were not included in the EPS calculation for the three and six months ended June 30, 2021. In accordance with the Earnout Agreement, as of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury. As such, these cancelled shares were reclassed from common stock to common stock in treasury and continued to be excluded from the computation of EPS for the three and six months ended June 30, 2022.

The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s common stock for the three and six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of EPS and LPS because they are considered anti-dilutive as the exercise price exceeds the average market price of the common stock during the applicable periods.

As discussed in Note 16, stock-based compensation awards were outstanding for the three and six months ended June 30, 2022 and 2021. These stock-based compensation awards were excluded from the computation of EPS because either their effect would have been anti-dilutive or their effect had no impact on EPS for the applicable periods.

Shares of treasury stock have been excluded from the computation of EPS.

15. Stockholders’ Equity

Common Stock

As of June 30, 2022 and December 31, 2021, Target Hospitality had 106,659,355 and 106,367,450 shares of Common Stock, par value $0.0001 per share issued with 97,228,690 and 101,952,683 outstanding, respectively. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares that were placed in escrow which were suspended subject to release pursuant to the terms of the Earnout Agreement. As of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury pursuant to the terms of the Earnout Agreement. As such, these cancelled Founder Shares were reclassed from common stock to common stock in treasury during the six months ended June 30, 2022 as presented in the accompanying unaudited consolidated statements of changes in stockholders’ equity.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2022, no preferred shares were issued and outstanding.

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

As of June 30, 2022, the Company had 10,833,316 Public Warrants issued and outstanding.

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

On May 19, 2022, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized under the plan by 4,000,000 shares.  As a result of this, the Company reclassified all of the outstanding liability-based RSUs and PSUs from accrued liabilities and other non-current liabilities to additional paid-in capital based on the change in the ability to settle these awards in shares upon vesting as a result of the additional shares added to the Plan. The reclassified amount of these awards at the date of this change was approximately $2.4 million and is included in the accompanying unaudited consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2022.

Restricted Stock Units

On January 3, 2022, the Compensation Committee awarded an aggregate of 10,861 time-based RSUs to one of the Company’s non-employee directors, which vested in full during the six months ended June 30, 2022.

On February 24, 2022, the Compensation Committee awarded an aggregate of 1,085,548 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

On May 19, 2022, the Compensation Committee awarded an aggregate of 159,766 time-based RSUs to the Company’s non-employee directors, which vest in full on May 19, 2023 or, if earlier, the date of the first Annual Meeting of the Stockholders of the Company following the Grant Date.

During the three months ended March 31, 2022, as approved by the Compensation Committee, 116,837 of the employee related vested RSUs shown in the below table were paid in cash in the amount of approximately $0.4 million based on the closing stock price on the vesting date.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	1,862,590	$3.00
Granted	1,256,175	3.39
Vested	(421,438)	4.03
Balance at June 30, 2022	2,697,327	$3.02

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2022 and 2021, was approximately $2.9 million and $1.3 million, respectively, with an associated tax benefit of approximately $0.7 million and $0.3 million, respectively. For the three months ended June 30, 2022 and 2021, stock-based compensation expense for RSUs was approximately $1.3 million and $0.8 million, respectively, with an associated tax benefit of $0.3 million and $0.2 million, respectively. At June 30, 2022, unrecognized compensation expense related to RSUs totaled approximately $9.7 million and is expected to be recognized over a remaining term of approximately 2.75 years.

Under the authoritative guidance for stock-based compensation, a portion of the RSUs outstanding at December 31, 2021 were considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. As such, the Company recognized a liability associated with these RSUs of approximately $0.8 million as of December 31, 2021, of which approximately $0.5 million was included in accrued liabilities and approximately $0.3 million was included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021. The estimated fair value of these liability-based awards was $3.56/RSU as of December 31, 2021. As noted above, all such liability-based RSUs were reclassified to additional paid-in-capital, a component of total stockholders’ equity, during the six months ended June 30, 2022, and are no longer included in liabilities as of June 30, 2022.

Performance Stock Units

On February 24, 2022, the Company awarded an aggregate of 245,017 time and performance-based PSUs to certain of the Company’s executive officers and management, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of Company cash flow performance criteria.

On May 24, 2022 the Company and the Company’s President and Chief Executive Officer, James B. Archer, entered into the Executive Performance Stock Unit Agreement (the “Archer PSU Agreement”) in connection with Mr. Archer’s previously disclosed intention to continue to serve as President and Chief Executive Officer of the Company and as a

member of the Company’s Board of Directors.  Each PSU awarded under the Agreement represents the right to receive one share of the Company’s common stock.  The PSUs awarded pursuant to the Archer PSU Agreement vest and become unrestricted on June 30, 2025. The number of PSUs that vest are determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2025 (the “Performance Period”).  Mr. Archer will earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the Archer PSU Agreement) are met during the Performance Period, Mr. Archer will be entitled to receive a maximum of 500,000 PSUs. Vesting is contingent upon Mr. Archer’s continued employment through the vesting date, unless the Mr. Archer’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, as amended, or Mr. Archer’s employment agreement with the Company, as amended). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 53.82%, the term was 3.10 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 2.65%, which resulted in a calculated fair value of approximately $2.21 per PSU as of the grant date.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	—	$—
Granted	745,017	3.73
Forfeited	—	—
Vested	—	—
Balance at June 30, 2022	745,017	$3.73

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the six months ended June 30, 2022 was approximately $0.2 million with an associated tax benefit of less than $0.1 million. For the three months ended June 30, 2022, stock-based compensation expense for PSUs was approximately $0.2 million with an associated tax benefit of less than $0.1 million. At June 30, 2022, unrecognized compensation expense related to PSUs totaled approximately $2.7 million and is expected to be recognized over a remaining term of approximately 2.83 years.

Stock Option Awards

During the six months ended June 30, 2022, there were no new grants or other changes in the stock options outstanding.

914,197 stock options were exercisable at June 30, 2022.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the unaudited consolidated statement of comprehensive income (loss) for the six months ended June 30, 2022 and 2021, was approximately $0.4 million and $0.4 million, respectively, with an associated tax benefit of approximately $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2022 and 2021, stock-based compensation expense was approximately $0.2 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At June 30, 2022, unrecognized compensation expense related to stock options totaled $1.0 million and is expected to be recognized over a remaining term of approximately 1.41years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the six months ended June 30, 2022.

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

During the six months ended June 30, 2022, there were no new grants or changes in the SARs outstanding.

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, associated with its SARs of approximately $2.8 million as of June 30, 2022, of which approximately $1.4 million is included in accrued liabilities and approximately $1.4 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of June 30, 2022. The liability associated with these SAR awards recognized as of December 31, 2021, was approximately $1.2 million, all of which was included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The estimated weighted-average fair value of each SAR as of December 31, 2021 and June 30, 2022 was $2.69 and $3.97, respectively. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the six months ended June 30, 2022 and 2021, the Company recognized compensation expense related to these awards of approximately $1.6 million and $0.5 million, respectively, in selling, general and administrative expense in the unaudited consolidated statements of comprehensive income (loss). For the three months ended June 30, 2022 and 2021, the Company recognized compensation expense related to these awards of approximately $0.1 million and $0.5 million, respectively. At June 30, 2022, unrecognized compensation expense related to SARs totaled approximately $3.5 million and is expected to be recognized over a remaining weighted-average term of approximately 1.67 years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited for the six months ended June 30, 2022.

17. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 3% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter. For the six months ended June 30, 2022 and 2021, we recognized expense of $0.5 million and $0.6 million, respectively, related to these matching contributions. For the three months ended June 30, 2022 and 2021, we recognized expense of $0.2 million and $0.4 million, respectively.

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

The table below presents information about reported segments for the three and six months ended June 30 (except for asset information for 2021 that is presented as of December 31):

2022

	HFS - South	HFS - Midwest	Government	TCPL Keystone	All Other		Total
For the Six Months Ended June 30, 2022
Revenue	$64,196	$2,410	$121,705	$-	$1,671	(a)	$189,982
Adjusted gross profit	$27,284	$(392)	$78,575	$-	$(346)		$105,121
Total Assets	$201,829	$41,159	$109,666	$3,007	$1,796		$357,457

For the Three Months Ended June 30, 2022
Revenue	$32,620	$1,433	$74,915	$-	$679	(a)	$109,647
Adjusted gross profit	$13,967	$108	$50,699	$-	$(368)		$64,406

2021

	HFS - South	HFS - Midwest	Government	TCPL Keystone	All Other		Total
For the Six Months Ended June 30, 2021
Revenue	$53,283	$1,327	$62,827	$2,403	$638	(a)	$120,478
Adjusted gross profit	$24,274	$(798)	$40,826	$811	$(235)		$64,878
Total Assets (as of December 31, 2021)	$206,774	$43,504	$87,308	$3,007	$2,412		$343,005

For the Three Months Ended June 30, 2021
Revenue	$28,190	$730	$44,788	$933	$345	(a)	$74,986
Adjusted Gross Profit	$13,615	$(249)	$27,023	$604	$(16)		$40,977

(a)	Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Total reportable segment adjusted gross profit	$64,774	$40,993	$105,467	$65,113
Other adjusted gross profit	(368)	(16)	(346)	(235)
Depreciation and amortization	(15,446)	(18,004)	(32,241)	(34,440)
Selling, general, and administrative expenses	(11,103)	(11,677)	(22,862)	(23,009)
Other expense (income), net	(24)	(444)	195	(690)
Interest expense, net	(9,667)	(9,744)	(19,238)	(19,594)
Change in fair value of warrant liabilities	853	(2,080)	(374)	(2,720)
Consolidated income (loss) before income taxes	$29,019	$(972)	$30,601	$(15,575)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2022	December 31, 2021
Total reportable segment assets	$355,661	$340,593
Other assets	2,903	3,489
Other unallocated amounts	188,291	169,310
Total Assets	$546,855	$513,392

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2022	December 31, 2021
Total current assets	$94,215	$60,536
Other intangible assets, net	81,630	88,485
Deferred tax asset	8,360	14,710
Deferred financing costs revolver, net	1,531	2,159
Other non-current assets	2,555	3,420
Total other unallocated amounts of assets	$188,291	$169,310

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●	the duration of the COVID-19 pandemic or any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and customers, government imposed mandates, and contract and supply chain disruptions;

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our inability to recognize deferred tax assets and tax loss carry forwards;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems;

●	fluctuations in the fair value of warrant liabilities;

●	our ability to meet our debt service requirements and obligations; and

●	risks related to Arrow Bidco’s obligations under the Notes.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of June 30, 2022, our network includes 29 communities, including 2 communities we operate that are not owned or leased, to better serve our customers across the US.

Economic Update

During the three months ended June 30, 2022, the Company continued to experience significant growth in the Government segment with the origination of a significantly expanded lease and services agreement with an existing Government segment customer to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides.

The financial results for the second quarter of 2022 reflect continued improving customer demand and increasing activity in the HFS – South and Midwest segments as compared to the second quarter of 2021 as global activity and economic demand continue to strengthen from lows experienced during the height of the COVID-19 pandemic.

For the three months ended June 30, 2022, other key drivers of financial performance included:

●	Increased revenue of 34.7 million, or 46% compared to the same period in 2021, driven by an increase in services income revenue of approximately $20.7 million primarily due to additional revenue generated from growth in the Government segment as well as an increase in customer demand in the HFS – South segment.
●	Generated net income of approximately $22.9 million for the three months ended June 30, 2022, as compared to a net loss of approximately $0.9 million for the three months ended June 30, 2021, which is primarily attributable to the increase in revenue and gross profit, and decrease in the estimated fair value of warrant liabilities, partially offset an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $56.1 million representing an increase of $24.2 million, or 76% as compared to the same period in 2021, driven primarily by the increase in revenue, partially offset by a 23% increase in operating expenses.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 70.0% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 30.0% of revenues were earned through leasing of lodging facilities (30.0%) for the six months ended June 30, 2022. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

Key Indicators of Financial Performance

Our management uses a variety of financial and operating metrics to analyze our performance. We view these metrics as significant factors in assessing our operating results and profitability and tend to review these measurements frequently for consistency and trend analysis. We primarily review the following profit and loss information when assessing our performance:

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

Government

The government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with a national provider of migrant programming (the “FRCC Partner”). Additionally, this segment also includes facilities and operations provided under a lease and services agreement with a leading national nonprofit organization, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Commodity Price Volatility

The COVID-19 pandemic and the disruption in the natural resource development industry has had a material adverse effect on our business and results of operations. The financial results, primarily for the second quarter of 2021, reflect the reduced activity in the HFS – South and HFS – Midwest segments resulting from the negative effects of the commodity price volatility compounded by the effects of COVID-19 as these disruptions created significant challenges for our natural resource development end-market customers. While we have experienced steady increases in utilization through 2021 and into the second quarter of 2022, such utilization levels have not yet reached pre-pandemic levels experienced during the first quarter of 2020 specifically for the HFS – South and HFS – Midwest segments. Total company consolidated results during the three months ended June 30, 2022 have exceeded pre-pandemic levels experienced during the first quarter of 2020 driven primarily by Government segment growth and expansion.

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

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with a leading national nonprofit organization (“NP Partner”), backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. During the three months ended June 30, 2022, the Company executed a new contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement (“Expanded Humanitarian Contract”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provides for significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded Humanitarian Contract operates with similar structure to the Company’s existing government services contracts, which are centered around minimum revenue commitments supported by the United States Government.  Additionally, the Expanded Humanitarian Contract includes variable services revenue that will align with monthly community population.  The minimum revenue commitments, which consist of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provide for a minimum annual revenue contribution of approximately $390 million and is fully committed over its initial contract term. The services revenue component provides for a maximum initial annual total contract value of approximately $575 million.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended June 30, 2022 and 2021

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Services income	$74,370	$53,648	$20,722	39%
Specialty rental income	35,277	20,827	14,450	69%
Construction fee income	—	511	(511)	(100)%
Total revenue	109,647	74,986	34,661	46%
Costs:
Services	40,014	29,422	10,592	36%
Specialty rental	5,227	4,587	640	14%
Depreciation of specialty rental assets	11,861	13,908	(2,047)	(15)%
Gross Profit	52,545	27,069	25,476	94%
Selling, general and administrative	11,103	11,677	(574)	(5)%
Other depreciation and amortization	3,585	4,096	(511)	(12)%
Other expense, net	24	444	(420)	(95)%
Operating income	37,833	10,852	26,981	249%
Interest expense, net	9,667	9,744	(77)	(1)%
Change in fair value of warrant liabilities	(853)	2,080	(2,933)	(141)%
Income (loss) before income tax	29,019	(972)	29,991	(3,085)%
Income tax expense (benefit)	6,168	(60)	6,228	(10,380)%
Net Income (loss)	$22,851	$(912)	$23,763	(2,606)%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Total Revenue. Total revenue was $109.6 million for the three months ended June 30, 2022 and consisted of $74.4 million of services income and $35.3 million of specialty rental income. Total revenues for the three months ended June 30, 2021 was $75.0 million, which consisted of $53.6 million of services income, $20.8 million of specialty rental income and $0.5 million of construction fee income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment combined with a continued increase in customer activity in the HFS – South as well as a slight increase in the HFS – Midwest segment as the business recovers from the decreases in demand experienced for the three months ended June 30, 2021, due to the effects of the COVID-19 pandemic.  Additionally, approximately $0.3 million of this increase was attributable to an increase in customer activity at one community in Canada during the three months ended June 30, 2022, which had no activity in the prior period.  These increases were partially offset by a decrease of approximately $0.4 million from the TCPL Keystone segment driven by the TCPL contract termination.

Construction fee income consists of revenue from the construction phase of the TCPL contract. As a result of the Termination and Settlement Agreement, no further activity or revenue is expected in this segment. Therefore, construction fee income is $0 for the three months ended June 30, 2022.

Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $40.0 million for the three months ended June 30, 2022, as compared to $29.4 million for the three months ended June 30, 2021.

The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above. Additionally, there was also an increase in services costs in the HFS – South and HFS – Midwest segments driven by the increase in customer activity mentioned above.  These increases were partially offset by lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021. Pursuant to the Termination and Settlement Agreement, the underlying contract with TC Energy was terminated in July 2021.

Specialty rental costs. Specialty rental costs were $5.2 million for the three months ended June 30, 2022, as compared to $4.6 million for the three months ended June 30, 2021. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $11.9 million for the three months ended June 30, 2022, as compared to $13.9 million for the three months ended June 30, 2021. The decrease in depreciation expense is primarily attributable a decrease for a location within the Government segment as a result of site work being fully depreciated as of September 30, 2021.

Selling, general and administrative. Selling, general and administrative was $11.1 million for the three months ended June 30, 2022, as compared to $11.7 million for the three months ended June 30, 2021. The decrease in selling, general and administrative expense of $0.6 million was primarily driven by a decrease in labor costs (primarily commissions expense), bad debt expense, and transaction costs, partially offset by an increase in other corporate expenses.

Other depreciation and amortization. Other depreciation and amortization expense was $3.6 million for the three months ended June 30, 2022, as compared to $4.1 million for the three months ended June 30, 2021. The decrease in other depreciation and amortization is primarily driven by a decrease in customer related intangible asset amortization associated with customer related intangible assets that became fully amortized in March 2022.

Other expense, net. Other expense, net was less than $0.1 million for the three months ended June 30, 2022, as compared to $0.4 million for the three months ended June 30, 2021. The decrease in other expenses is primarily driven by the reduction of COVID-19 procedure related expenses in the current period.

Interest expense, net. Interest expense, net was $9.7 million for the three months ended June 30, 2022, as compared to $9.7 million for the three months ended June 30, 2021.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($0.9) million for the three months ended June 30, 2022, as compared to $2.1 million for the three months ended June 30, 2021. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have decreased in the current period, generating an addition to income in the current period.

Income tax expense (benefit).  Income tax expense was $6.2 million for the three months ended June 30, 2022, as compared to a benefit of ($0.1) million for the three months ended June 30, 2021. The increase in income tax expense is primarily attributable to the increase in income before taxes for the three months ended June 30, 2022 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Consolidated Results of Operations for the six months ended June 30, 2022 and 2021

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Services income	$133,045	$86,585	$46,460	54%
Specialty rental income	56,937	32,448	24,489	75%
Construction fee income	—	1,445	(1,445)	(100)%
Total revenue	189,982	120,478	69,504	58%
Costs:
Services	74,705	48,771	25,934	53%
Specialty rental	10,156	6,829	3,327	49%
Depreciation of specialty rental assets	24,661	26,348	(1,687)	(6)%
Gross Profit	80,460	38,530	41,930	109%
Selling, general and administrative	22,862	23,009	(147)	(1)%
Other depreciation and amortization	7,580	8,092	(512)	(6)%
Other expense (income), net	(195)	690	(885)	(128)%
Operating income	50,213	6,739	43,474	645%
Interest expense, net	19,238	19,594	(356)	(2)%
Change in fair value of warrant liabilities	374	2,720	(2,346)	(86)%
Income (loss) before income tax	30,601	(15,575)	46,176	(296)%
Income tax expense (benefit)	7,256	(1,523)	8,779	(576)%
Net Income (loss)	$23,345	$(14,052)	$37,397	(266)%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Total Revenue. Total revenue was $190.0 million for the six months ended June 30, 2022 and consisted of $133.0 million of services income and $56.9 million of specialty rental income. Total revenues for the six months ended June 30, 2021 was $120.5 million, which consisted of $86.6 million of services income, $32.4 million of specialty rental income and $1.4 million of construction fee income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment combined with a continued increase in customer activity in the HFS – South as well as a slight increase in the HFS – Midwest segment as the business recovers from the decreases in demand experienced for the six months ended June 30, 2021, due to the effects of the COVID-19 pandemic.  Additionally, approximately $1.0 million of this increase was attributable to an increase in customer activity at one community in Canada during the six months ended June 30, 2022, which had no activity in the prior period.  These increases were partially offset by a decrease of approximately $1.0 million from the TCPL Keystone segment driven by the TCPL contract termination.

Construction fee income consists of revenue from the construction phase of the TCPL contract. As a result of the Termination and Settlement Agreement, no further activity or revenue is expected in this segment. Therefore, construction fee income is $0 for the six months ended June 30, 2022.

Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $74.7 million for the six months ended June 30, 2022, as compared to $48.8 million for the six months ended June 30, 2021. The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above. Additionally, there was also an increase in services costs in the HFS – South and HFS – Midwest segments driven by the increase in customer activity mentioned above.  These increases were partially offset by lower activity on the TCPL project resulting from the suspension of the project at the end of January 2021 and subsequent cancellation in June 2021. Pursuant to the Termination and Settlement Agreement, the underlying contract with TC Energy was terminated in July 2021.

Specialty rental costs. Specialty rental costs were $10.2 million for the six months ended June 30, 2022, as compared to $6.8 million for the six months ended June 30, 2021. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $24.7 million for the six months ended June 30, 2022, as compared to $26.3 million for the six months ended June 30, 2021. The decrease in depreciation expense is primarily attributable to a decrease for a location within the Government segment as a result of site work being fully depreciated as of September 30, 2021. This decrease was partially offset by an increase in depreciation expense driven by growth in the Government segment related to the new contract that originated in March of 2021 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $22.9 million for the six months ended June 30, 2022, as compared to $23.0 million for the six months ended June 30, 2021. The decrease in selling, general and administrative expense of $0.1 million was primarily driven by a decrease in legal and other advisory fees incurred during the six months ended June 30, 2021 of approximately $1.1 million related to the previously announced non-binding proposal made by Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), to acquire all of the outstanding shares of common stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”).  On March 29, 2021, this Proposal was withdrawn and the Company did not incur any further costs related to this Proposal.  In addition to this decrease, there were also decreases experienced in other legal and professional fees of approximately $0.7 million primarily associated with corporate development activity experienced during the six months ended June 30, 2021 that did not recur during the six months ended June 30, 2022. There was also a decrease in labor costs of approximately $1.3 million, exclusive of the stock compensation expense, primarily driven by a decrease in bonus and commissions expense, as there has been no material changes in corporate headcount from the prior period. These decreases were partially offset by increases in stock compensation expense of approximately $2.9 million largely from RSUs and SARs. There was also an increase of approximately $0.2 million in other corporate costs.

Other depreciation and amortization. Other depreciation and amortization expense was $7.6 million for the six months ended June 30, 2022, as compared to $8.1 million for the six months ended June 30, 2021. The decrease in other depreciation and amortization is primarily driven by a decrease in customer related intangible asset amortization associated with customer related intangible assets that became fully amortized in March 2022.

Other expense (income), net. Other expense (income), net was ($0.2) million for the six months ended June 30, 2022, as compared to $0.7 million for the six months ended June 30, 2021. The decrease in other expenses is primarily driven by an increase in gains generated from the sale of assets and the reduction of COVID-19 procedure related expenses in the current period.

Interest expense, net. Interest expense, net was $19.2 million for the six months ended June 30, 2022, as compared to $19.6 million for the six months ended June 30, 2021. The change in interest expense is driven by a reduction of the interest on the ABL facility as a result of a lower average outstanding balance during 2022 as the amount was completely paid off in July of 2021, with zero utilization until March 2022, which was subsequently paid off in May 2022 and not redrawn upon until the latter part of June 2022.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $0.4 million for the six months ended June 30, 2022, as compared to $2.7 million for the six months ended June 30, 2021. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have increased in both the prior and current year, generating a reduction to income in both periods.

Income tax expense (benefit).  Income tax expense was $7.3 million for the six months ended June 30, 2022, as compared to a benefit of ($1.5) million for the six months ended June 30, 2021. The increase in income tax expense is primarily attributable to the increase in income before taxes for the six months ended June 30, 2022 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended June 30, 2022 and 2021.

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Government	$74,915	$44,788	$30,127	67%
Hospitality & Facilities Services - South	32,620	28,190	4,430	16%
Hospitality & Facilities Services - Midwest	1,433	730	703	96%
TCPL Keystone	—	933	(933)	(100)%
All Other	679	345	334	97%
Total Revenues	$109,647	$74,986	$34,661	46%

Adjusted Gross Profit
Government	$50,699	$27,023	$23,676	88%
Hospitality & Facilities Services - South	13,967	13,615	352	3%
Hospitality & Facilities Services - Midwest	108	(249)	357	(143)%
TCPL Keystone	—	604	(604)	(100)%
All Other	(368)	(16)	(352)	2200%
Total Adjusted Gross Profit	$64,406	$40,977	$23,429	57%

Average Daily Rate
Hospitality & Facilities Services - South	$73.96	$73.87	$0.09
Hospitality & Facilities Services - Midwest	$61.47	$67.55	$(6.08)

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

Government

Revenue for the Government segment was $74.9 million for the three months ended June 30, 2022, as compared to $44.8 million for the three months ended June 30, 2021.

Adjusted gross profit for the Government segment was $50.7 million for the three months ended June 30, 2022, as compared to $27.0 million for the three months ended June 30, 2021.

Revenue and adjusted gross profit increased as a result of the new contract originated in the Government segment in May 2022 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $32.6 million for the three months ended June 30, 2022, as compared to $28.2 million for the three months ended June 30, 2021.

Adjusted gross profit for the HFS – South segment was $14.0 million for the three months ended June 30, 2022, as compared to $13.6 million for the three months ended June 30, 2021.

The increase in revenue of $4.4 million and increase in adjusted gross profit of $0.4 million was primarily attributable to an increase in utilization driven by a significant increase in customer demand.

HFS – Midwest

Revenue for the HFS – Midwest segment was $1.4 million for the three months ended June 30, 2022, as compared to $0.7 million for the three months ended June 30, 2021.

Adjusted gross profit for the HFS – Midwest segment was $0.1 million for the three months ended June 30, 2022, as compared to ($0.2) million for the three months ended June 30, 2021.

The increase in revenue of $0.7 million and increase in adjusted gross profit of $0.3 million was primarily attributable to an increase in utilization driven by an increase in customer demand.

TCPL Keystone

Revenue for the TCPL Keystone segment was $0 for the three months ended June 30, 2022, as compared to $0.9 million for the three months ended June 30, 2021.

Adjusted gross profit for the TCPL Keystone segment was $0 for the three months ended June 30, 2022, as compared to $0.6 million for the three months ended June 30, 2021.

The decrease in revenue and adjusted gross profit was due to the TCPL project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulting in the TCPL contract being terminated in July 2021. As a result of the Termination and Settlement Agreement, no further activity or revenue is expected in this segment.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,		Amount of Increase	Percentage Change Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Government	$121,705	$62,827	$58,878	94%
Hospitality & Facilities Services - South	64,196	53,283	10,913	20%
Hospitality & Facilities Services - Midwest	2,410	1,327	1,083	82%
TCPL Keystone	—	2,403	(2,403)	(100)%
All Other	1,671	638	1,033	162%
Total Revenues	$189,982	$120,478	$69,504	58%

Adjusted Gross Profit
Government	$78,575	$40,826	$37,749	92%
Hospitality & Facilities Services - South	27,284	24,274	3,010	12%
Hospitality & Facilities Services - Midwest	(392)	(798)	406	(51)%
TCPL Keystone	—	811	(811)	(100)%
All Other	(346)	(235)	(111)	47%
Total Adjusted Gross Profit	$105,121	$64,878	$40,243	62%

Average Daily Rate
Hospitality & Facilities Services - South	$74.02	$73.99	$0.03
Hospitality & Facilities Services - Midwest	$64.39	$65.96	$(1.57)

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

Government

Revenue for the Government segment was $121.7 million for the six months ended June 30, 2022, as compared to $62.8 million for the six months ended June 30, 2021.

Adjusted gross profit for the Government segment was $78.6 million for the six months ended June 30, 2022, as compared to $40.8 million for the six months ended June 30, 2021.

Revenue and adjusted gross profit increased as a result of the new contracts originated in the Government segment in March of 2021 and May of 2022 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $64.2 million for the six months ended June 30, 2022, as compared to $53.3 million for the six months ended June 30, 2021.

Adjusted gross profit for the HFS – South segment was $27.3 million for the six months ended June 30, 2022, as compared to $24.3 million for the six months ended June 30, 2021.

The increase in revenue of $10.9 million and increase in adjusted gross profit of $3.0 million was primarily attributable to an increase in utilization driven by a significant increase in customer demand.

HFS – Midwest

Revenue for the HFS – Midwest segment was $2.4 million for the six months ended June 30, 2022, as compared to $1.3 million for the six months ended June 30, 2021.

Adjusted gross profit for the HFS – Midwest segment was ($0.4) million for the six months ended June 30, 2022, as compared to ($0.8) million for the six months ended June 30, 2021.

The increase in revenue of $1.1 million and increase in adjusted gross profit of $0.4 million was primarily attributable to an increase in utilization driven by an increase in customer demand.

TCPL Keystone

Revenue for the TCPL Keystone segment was $0 for the six months ended June 30, 2022, as compared to $2.4 million for the six months ended June 30, 2021.

Adjusted gross profit for the TCPL Keystone segment was $0 for the six months ended June 30, 2022, as compared to $0.8 million for the six months ended June 30, 2021.

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

We will continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities.  There can be no assurance as to the timing of any such issuance or repurchase.  From time to time, we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.

Capital Requirements

During the six months ended June 30, 2022, we incurred approximately $40.4 million in capital expenditures, largely driven by growth capital expenditures in the Government segment. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
	2022	2021

Net cash provided by (used in) operating activities	$(3,367)	$59,441
Net cash used in investing activities	(30,764)	(14,211)
Net cash provided by (used in) financing activities	20,426	(45,775)
Effect of exchange rate changes on cash and cash equivalents	(3)	33
Net decrease in cash and cash equivalents	$(13,708)	$(512)

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Cash flows provided by (used in) operating activities. Net cash used in operating activities was $3.4 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $59.4 million for the six months ended June 30, 2021.

The current period is down by approximately $62.8 million when compared to 2021 driven by a decrease in cash collections of approximately $30.1 million largely driven by advance collection on approximately $24.9 million of revenue recognized for the six months ended June 30, 2022. Such revenue was collected in cash during the year ended December 31, 2021, which drove down cash flows from operations for the six months ended June 30, 2022.  The additional change was driven by an increase in cash payments for operating expenses of approximately $33.6 million driven by growth and recovery of business. The remaining change was driven primarily by a decrease in cash paid for interest of approximately $0.4 million.

Cash flows used in investing activities. Net cash used in investing activities was $30.8 million for the six months ended June 30, 2022 compared to $14.2 million for the six months ended June 30, 2021. This increase was primarily related to an increase in growth capital expenditures in the Government segment.

Cash flows provided by (used in) financing activities. Net cash flows provided by financing activities was $20.4 million for the six months ended June 30, 2022 compared to net cash used in financing activities of $45.8 million for the six months ended June 30, 2021. This increase was primarily related to an increase in net borrowings from the ABL Facility in the current period driven by timing of the payment of operating expenses and an increase in growth capital expenditures in our Government segment.

Indebtedness

Capital lease and other financing obligations

The Company’s capital lease and other financing obligations as of June 30, 2022 consisted of approximately $1.6 million of capital leases. The capital leases pertain to leases entered into during 2019 through 2022, for commercial-use vehicles with 36-month terms expiring through 2025 with a weighted average interest rate of approximately 3.83%.

The Company’s capital lease and other financing obligations as of December 31, 2021 consisted of approximately $1.4 million of capital leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination.  During 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available which reduced the outstanding balance to $0 as of December 31, 2021. During the six months ended June 30, 2022, a net amount of $20.8 million was drawn on the ABL Facility. The maturity date of the ABL Facility is September 15, 2023.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

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

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance and growth capital expenditures for specialty rental and other property, plant, and equipment assets, (iii) payments due under capital and operating leases, and (iv) debt service. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations) as of June 30, 2022:

	Total	Rest of 2022	2023 and 2024
Interest Payments(1)	$64,600	$16,150	$48,450
ABL Facility	20,800	—	20,800
2024 Senior Secured Notes	340,000	—	340,000
Total	$425,400	$16,150	$409,250
(1)	We will incur and pay interest expense at 9.50% of the face value of $340.0 million annually, or $32.3 million in connection with our 2024 Senior Secured Notes due March 15, 2024. Over the remaining term of the Notes, interest payments total approximately $64.6 million.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the six months ended June 30, 2022, we had two customers, who accounted for 49% and 15% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The largest customer accounted for 56% of accounts receivable, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2022.

Our two largest customers for the six months ended June 30, 2021 accounted for 29% and 23% of revenues, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 15% and 10% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of June 30, 2021.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the six months ended June 30, 2022, we had one major supplier representing 19.8% of goods purchased. For the six months ended June 30, 2021, there were two major suppliers that represented 23.1% and 19.8% of goods purchased, respectively.

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

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $8.2 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $4.5 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

Future minimum lease payments at June 30, 2022 by year and in the aggregate for each of the next five years and thereafter, under non-cancelable operating leases are as follows:

Rest of 2022	$4,011
2023	5,893
2024	4,350
2025	3,825
2026	3,106
Thereafter	453
Total	$21,638

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of our 2021 Form 10-K. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three and six months ended June 30, 2022 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other (income) expense, net: Other (income) expense, net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, involuntary asset conversion gains and losses, COVID-19 related expenses, and other immaterial non-cash charges.
●	Transaction expenses: Target Hospitality incurred certain transaction costs during 2021 and 2022, including legal and professional fees, associated with the Proposal in 2021 as well as other immaterial items in 2022.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross Profit	$52,545	$27,069	$80,460	$38,530
Depreciation of specialty rental assets	11,861	13,908	24,661	26,348
Adjusted gross profit	$64,406	$40,977	$105,121	$64,878

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$22,851	$(912)	$23,345	$(14,052)
Income tax expense (benefit)	6,168	(60)	7,256	(1,523)
Interest expense, net	9,667	9,744	19,238	19,594
Other depreciation and amortization	3,585	4,096	7,580	8,092
Depreciation of specialty rental assets	11,861	13,908	24,661	26,348
EBITDA	54,132	26,776	82,080	38,459

Adjustments
Other (income) expense, net	24	444	(195)	689
Transaction expenses	57	332	57	1,149
Stock-based compensation	1,813	1,436	5,150	2,235
Change in fair value of warrant liabilities	(853)	2,080	374	2,720
Other adjustments	949	872	2,039	2,649
Adjusted EBITDA	$56,122	$31,940	$89,505	$47,901

The following table presents a reconciliation of Target Hospitality’s Net cash provided by (used in) operating activities to Discretionary cash flows:

	For the Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(3,367)	$59,441
Less: Maintenance capital expenditures for specialty rental assets	(6,244)	(3,066)
Discretionary cash flows	$(9,611)	$56,375

Purchase of specialty rental assets	(15,424)	(14,107)
Purchase of property, plant and equipment	(15,955)	(104)
Proceeds from sale of specialty rental assets and other property, plant and equipment	615	—
Net cash used in investing activities	$(30,764)	$(14,211)

Principal payments on finance and capital lease obligations	(297)	(2,690)
Principal payments on borrowings from ABL Facility	(16,000)	(65,000)
Proceeds from borrowings on ABL Facility	36,800	22,000
Restricted shares surrendered to pay tax liabilities	(77)	(85)
Net cash provided by (used in) financing activities	$20,426	$(45,775)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2022, we had $20.8 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.2 million annually based on our floating-rate debt obligations and interest rates in effect as June 30, 2022.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2022 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
3.1(a)	Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

3.1(b)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2022).

10.1

Executive Performance Stock Unit Agreement, by and between the Target Hospitality Corp. and James B. Archer, dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

10.2	Form of Executive Performance Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: August 9, 2022	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer