Form 10-K
period 2022-12-31
Target Hospitality Corp.
filed 2023-03-10
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ⌧.

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $158,952,993.

There were 110,394,182 shares of Common Stock, par value $0.0001 per share, issued and 100,963,517 outstanding as of March 8, 2023.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2023 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Target Hospitality Corp.

Annual Report on FORM 10-K

December 31, 2022

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

Overview

Our company, Target Hospitality, is one of the largest vertically integrated specialty rental and hospitality services companies in North America. We have an extensive network of geographically relocatable specialty rental accommodation units with 16,830 beds across 27 communities. We also operate 2 communities not owned or leased by the Company. The majority of our revenues are generated under committed contracts which provide visibility to future earnings and cash flows. We believe our customers enter into contracts with us because of our differentiated scale and ability to deliver premier accommodations and in-house culinary and hospitality services across many key geographies in which they operate. For the year ended December 31, 2022, we generated revenues of approximately $502 million.  Approximately 66.5% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 33.5% of revenues were earned through leasing of lodging facilities for the year ended December 31, 2022.

For additional information on our revenue related to December 31, 2022 and 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

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

We have established a leadership position in providing a fully integrated service offering to our large customer base, which is comprised of the United States government service providers, major companies supporting natural resource developments, and large-scale infrastructure projects throughout the United States. Our company is built on the foundation of the following core values: safety, care, excellence, integrity and collaboration.

TARGET HOSPITALITY
HOSPITALITY LOCATIONS
HFS SOUTH – 14
HFS MIDWEST – 3
GOVERMENT – 9
OTHER – 3
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUEBEC
PACIFIC OCEAN
GULF OF MEXICO
MEXICO
Edmonton
Calgary
Vancouver
Saskatoon
Regina
Winnipeg
Thompson
Quebec
Ottawa
Toronto
New York
Philadelphia
Chicago
Dallas
Houston
San Antonio
Phoenix
Los Angeles
NEVADA
MONTANA
WASHINGTON
OREGON
IDAHO
WYOMING
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
TEXAS
OKLAHOMA
KANSAS
NEBRASKA
SOUTH DAKOTA
NORTH DAKOTA
MINNESOTA
IOWA
MISSOURI
ARKANSAS
WISCONSIN
MICHIGAN
ILLINOIS
INDIANA
OHIO
KENTUCKY
PENNSYLVANIA
NEW YORK
VIRGINIA

TARGET HOSPITALITY

Background

For discussion of the background of the business combination, please read the “Background” section located in the Item 1. Business section in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 24, 2021 and is incorporated herein by reference.

Upon completion of the business combination on March 15, 2019, the Nasdaq trading symbols of our common stock, par value $0.0001 per share (the “Common Stock”), and our Warrants (as defined below) were changed to “TH” and “THWWW,” respectively.

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

This facility and service model is provided directly by our employees, who deliver the essential services 24 hours per day for 365 days a year. We provide all of the hospitality services at our sites, and as a result, we believe we deliver more consistent and high-quality hospitality services at each community compared to our peers. Our company and employees are driven by our primary objective of helping our customers’ workforce reach their full potential every day. Our professionally trained hospitality staff has the unique opportunity to live with our customers as most of our employees live on location at the communities where our customers’ workforce reside. This allows our employees to develop powerful customer empathy, so we are better able to deliver consistent service quality and care through the Target 12 platform each day. Our employees are focused on the “other 12 hours”—the time our customers and their employees are not working—making sure we deliver a well fed, well rested, happier, loyal, safer and more productive employee every day. What we provide our customers’ workforce “off the clock” optimizes their performance when they are “on the clock.” The investment our customers make in their employees the “other 12 hours” is an essential part of their strategy and overall business and operations execution plan.

Using our expansive community network, unique core competencies and full-service turnkey hospitality solutions, we provide critical facilities and hospitality support services for fully integrated natural resource development companies and contractors of the United States Government. Our assets are well-suited to support the full lifecycle of development plans and we are able to scale our facility size to meet customers’ growing needs. We are well-positioned to continue serving our customers throughout the full cycle of their projects, which typically last for several decades. Our integrated model provides value to our customers by reducing project timing and counterparty risks associated with projects. More broadly, our accommodations networks, combined with our integrated value-added hospitality and facilities services creates value for our customers by optimizing their engagement, performance, safety, loyalty, productivity, preparedness and profitability.

Summary of Value-Added Services

We take great pride in the premium customer experience we offer across our range of community and hospitality services offerings. The majority of Target’s communities include in-house culinary and hospitality services. Our world-class culinary and catering professionals serve approximately 14,000,000 meals on average each year with fresh ingredients and many of our meals are made from scratch. We self-manage most culinary and hospitality services, which provides us with greater control over service quality as well as incremental revenue and profit potential. Our communities are designed to promote rest and quality of life for our customers’ workforces and include amenities such as:

Summary of Amenities at various Communities:

● Innovative Modular Design	● Media Lounges and WIFI Throughout
● Single Occupancy Design	● Individual Xbox/PSII Pods
● Swimming Pool, Volleyball, Basketball courts	● Flat-Screen TVs in Each Room
● Commercial Kitchen	● 40+ Premium TV Channel Line-up
● Fast Food Lounges	● Personal Laundry Service
● Full & Self Service Dining Areas	● Individually Controlled HVAC System
● TV Sport/Entertainment Lounges	● Hotel Access Unity Lock Systems
● Training/conference Rooms	● 24 Hour No-Limit Dining
● Core Passive Recreation Areas	● Free DVD Rentals
● Active Fitness Centers	● Self Dispensing Free Laundry
● Lodge Recreation Areas	● Commercial Laundry
● Locker/Storage/Boot-up Areas	● Transportation to Project Site
● Parking Areas	● 24 Hour Gated Security
● Waste Water Treatment Facility	● Daily Cleaning & Custodial Service
● On-site Commissary	● Professional Uniformed Staff

Our hospitality services and programming are designed to promote safety, security and rest, which in turn promote greater on-the-job productivity for our customers’ workforces. Our communities strictly adhere to our community code of conduct, which, among other things, prohibits drugs, illegal firearms, co-habitation and guests. We work closely with our customers to ensure that our communities are an extension of the safe environment and culture they aim to provide to their employees while they are on a project location. Our community code of conduct is adopted by each corporate customer and enforced in conjunction with our customers through their documented health, safety and environmental policies, standards and customer management. We recognize that safety and security extends beyond the customers’ jobsite and is a 24-hour responsibility which requires 24-hour services by Target Hospitality in close collaboration with our customers.

History and Development

Target Hospitality’s legacy businesses have grown and developed since they were created. The chart below sets out certain key milestones for each business.

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
● 2019: El Capitan 200 beds
● 2019: El Capitan expansion 100 beds
● 2019: Seven Rivers expansion 200 beds
● 2021: Government Segment expansion 4,000 beds
● 2022: Government Segment expansion 2,375 beds

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

Communities typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have commercial kitchens, dining areas, conference rooms, medical and dental services, recreational facilities, media lounges and landscaped grounds where climate permits. A substantial portion of our communities are built and underpinned by multi-year committed contracts which often include exclusivity provisions. These facilities are designed to serve the long-term needs of customers regardless of the end markets they serve. Our communities provide fully-integrated and value-added hospitality services, including but not limited to: catering and food services, housekeeping, health and recreation facilities, laundry services and overall workforce community management, as well as water and wastewater treatment, power generation, communications and personnel logistics where required. In contrast, temporary lodges are usually smaller in number of rooms and generally do not include hospitality, catering, facilities services or other value-added on-site services and typically serve customers on a spot or short-term basis without long-term committed contracts. These temporary facilities are “open” for any customer who needs lodging services. Finally, mobile assets, or rig housing, are designed to follow customers’ activities and are generally used for drilling rig operators. They are often used to support conventional drilling crews and are contracted on a project-by-project or short-term basis.

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

Demand within our government end market is primarily influenced by immigration, including the ongoing need to accommodate asylum seekers and unaccompanied minors as well as federal governmental policy and budgets. Continued increases in immigration activity have influenced government spending on infrastructure in immigration-impacted regions and consequentially demand for accommodations and related services.

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

Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities and government housing programs. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for their medium and long-term commodity prices and annual government appropriations. Our current footprint supporting natural resource development customers is strategically concentrated in the southwestern portion of the United States near the Permian Basin region served by our HFS – South segment. The Permian stretches across the southeast corner of New Mexico and through a large portion of land in western Texas, encompassing approximately a hundred thousand square miles and dozens of counties and is the lowest cost basin in the U.S., providing the most economic natural resource development inventory.

Business Strengths & Strategies

Strengths

●	Market Leader in Strategically Located Geographies. We are one of North America’s largest providers of turnkey specialty rental units with premium catering and hospitality services including 29 strategically located communities with approximately 16,800 beds primarily in the highest demand regions of the southwestern United States. Utilizing our large network of communities with the most bed capacity, particularly within the regions served by our Government, HFS – South and HFS – Midwest segments, we believe we are the only provider with the scale and regional density to serve all of our customers’ needs in these key areas. Additionally, our network and relocatable facility assets allow us to transfer the rental fleet to locations that meet our customer service needs across our segments allowing us to achieve a higher return on capital. We leverage our scale and experience to deliver a comprehensive service offering of vertically integrated accommodations and hospitality services that provides a compelling economic value proposition to our customers.

●	Long-Standing Relationships with Diversified Large Integrated Customers. We have long standing relationships with our diversified base of approximately 300 customers, which includes some of the largest blue-chip, investment grade natural resource development and integrated infrastructure companies in North America. We believe we have also established strong relationships in our U.S. government end market with our contract partners and the federal agencies we serve. We initially won our large government sub-contract in 2014 based upon our differentiated ability to develop and open a permanent large-scale facility on an accelerated timeline. This contract was renewed and extended in 2016 and 2020, demonstrating our successful execution and customer satisfaction. The relationships we have established over the past decade have been built on trust and credibility given our track record of performance and delivering value to our customers by providing a broad range of hospitality service offerings within a community atmosphere. Target’s customers’ willingness to enter into multi- year committed contracts, and our historical client retainment rate of over 90%, demonstrates the strength of these long-standing relationships.

●	Committed Revenue and Exclusivity Produce Highly Visible, Recurring Revenue. The vast majority of our revenues are generated under multi-year contracts that include committed payment terms or exclusivity provisions, under which our customers agree to use our network for all their accommodation needs within the geographies we serve. In 2022, approximately 74% of our revenues had committed payment provisions and approximately 99% were under long-term contract, including exclusivity. The weighted average length of our contracts is approximately 50 months and we have maintained a consistent client renewal rate of over 90% for the last 5 years. Our customers enter into long-term agreements and consistently renew their contracts to ensure that sufficient accommodations and hospitality services are in place to properly care for their large workforces. Our multi-year contracts and consistent renewal rates provide recurring revenue and high visibility on future financial performance.

●	Proven Performance and Resiliency Through the Various Economic Cycles. Our business model is generally well insulated from economic cycles. For example, we secured a major new contract in 2021 as well as a renewal and extension in 2020 and in 2022, each under our Government Segment which together represents approximately 72% of Target Hospitality’s 2022 revenue. Additionally, we utilize the same asset base across our operating segments, which allows us to efficiently optimize our modular assets and redeploy them, as warranted by customer demand. In 2022, this asset continuity allowed us to quickly react to dynamic growth opportunities in our Government segment by redeploying underutilized assets from our HFS – Midwest segment.

●	Long-lived Assets Requiring Minimal Maintenance Capital Expenditures. Our long-lived specialty rental assets support robust cash flow generation. Our rental assets have an average life in excess of 15 years, and we typically recover our initial investment within the first few years of initial capital deployment. Our maintenance capital between 2018 and 2022 has ranged from approximately 0.4% to 4% of annual revenue with an average of 1.8% of annual revenue. We maintain low maintenance capital expenditures, as cleaning and routine maintenance costs are included in day-to-day operating costs and recovered through the average daily rates that we charge our customers. This continual care of our assets supports extended asset lives and the ongoing ability to operate with only nominal maintenance capital expenditures. The investment profile of our rental assets underpins our industry leading unit economics. Our contract discipline underpins our investment decision making and any spending on new growth investments is underwritten by contracts, with no speculative building. Generally, we do not invest capital unless we expect to meet our internal return thresholds. Due to the high revenue visibility from long-term contracts, we are poised to generate robust and stable cash flows driven by historical strategic growth investments and minimal future maintenance capital expenditure requirements.

Strategies

We believe that we can further develop our business by, among other things:

●	Expansion Through Acquisitions and Diversify Our Service Offerings. We selectively pursue acquisitions and business combinations related to specialty rental and hospitality services in the markets we currently serve as well as adjacent markets that offer existing complimentary services to ours. Leveraging our core competencies related to facilities management, culinary services, catering and site services, we believe that we can further scale these elements of our business and replicate it in other geographies and end markets. We continue to assess targeted acquisitions and business combinations that would be accretive to us while also expanding our end markets.

●	Maintaining and Expanding Existing Customer Relationships. Growing and maintaining key customer relationships is a strategic priority. We fill existing bed capacity within our communities, while optimizing our inventory for existing customer expansion or for new customers. Keeping this balance provides us with flexibility and a competitive advantage when pursuing new contract opportunities as top-tier customers find enhanced value in the scale and flexibility of Target’s world class network, which supports their comprehensive and dynamic housing and food management requirements. With the scale of our accommodations network, a significant number of our key customers are commercially exclusive to Target Hospitality as their primary and preferred provider of accommodations and hospitality services throughout the U.S. or for a designated geographic area.

●	Enhancing Contract Scope and Services. One of our strategic focus areas is to enhance the scope and terms of our customer contracts. We intend to continue our historical track record of renewing and extending these contracts at favorable commercial and economic terms, while also providing additional value added services to our customers. For example, we have expanded our presence across multiple government agencies creating broad reaching opportunities to extend reach beyond our core accommodations platform. Intentionally growing revenue in an attractive government services end market, allowed us to high-grade contracts and significantly expand Target’s growth pipeline.

●	Disciplined Growth Capital Expenditures to Increase Capacity. We selectively pursue opportunities to expand existing communities and develop new communities to satisfy customer demand. We employ rigorous discipline to our capital expenditures to grow our business. Our investment strategy is generally to only deploy new capital with visibility—typically a contract—to revenue and returns to meet our internal return hurdles often with capital recovery mechanisms. We target high returns on invested capital and achieve these returns due to our high cash-on-cash margin profile.

●	Growing and Pursuing New Customer/Contract Opportunities. We continually seek additional opportunities to lease our facilities to government, natural resource development, and other third-party owners or operators in need of specialty rental and hospitality services. We have a proven track record of success in executing our specialty rental and facilities management model across several end markets for ongoing needs as well as major projects that have finite project life cycle durations. A strong national presence creates a platform to expand geographical reach into a wide range of industry applications, while significantly expanding Target’s longterm growth pipeline by utilizing existing core competencies to broaden service offerings across a variety of business and commercial applications. While special projects do not constitute a large portion of our business, it is typical for us to secure some special projects that can last anywhere from 1-5 years (or more). We have designated sales-related resources that focus on special finite life cycle projects and maintain a dynamic business pipeline which includes but is not limited to special projects across end markets.

Business Operations

Target Hospitality provides specialty rental and hospitality services, temporary specialty rental and hospitality services solutions and facilities management services across North America. The Company’s primary customers are U.S. Government related contractors, investment grade natural resource development companies and other workforce accommodation providers operating in the regions served by our HFS – South and Midwest segments. The Company’s specialty rental and hospitality and management services are highly customizable and are tailored to each customer’s needs and requirements. Target Hospitality is also an approved U.S. General Services Administration (“GSA”) contract holder and offers a comprehensive range of housing, deployment, operations and management services through its GSA professional services schedule agreement. The GSA contract allows U.S. federal agencies to acquire our products and services directly from Target Hospitality which expedites the commercial procurement process often required by government agencies.

Target Hospitality operates its business in four key end markets: (i) government (“Government”), which includes the facilities, services and operations of (a) the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided pursuant to its lease and services agreement with a national provider of migrant programming; and (b) several facilities in West, Texas provided pursuant to its lease and services agreement with a leading national nonprofit organization (“NP Partner”) in support of their humanitarian aid efforts, both locations backed by committed United States Government contracts; (ii) HFS – South, which includes the facilities and operations in fourteen communities located across Texas and New Mexico; (iii) HFS – Midwest, which includes facilities and operations in three communities in North Dakota; and (iv) TCPL Keystone (“TCPL Keystone”), which provided ongoing preparatory work and plans for facilities and services provided in connection with the TC Energy (formerly TransCanada)  Keystone pipeline project. The Company terminated the underlying contract and settled with TC Energy in July 2021 related to these ongoing preparatory work and plans, which eliminated all activity from this end market subsequent to July 2021.

The map below shows the Company’s primary community locations in the HFS – South and the HFS – Midwest segments (including three locations outside of these segments).

BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUEBEC
Edmonton
Calgary
Vancouver
Saskatoon
Regina
Winnipeg
Thompson
Quebec
Montreal
Ottawa
MONTANA
NORTH DAKOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
MINNESOTA
WISCONSIN
IOWA
ILLINOIS
OREGON
IDAHO
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
CALIFORNIA
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
TEXAS
Los Angeles
San Diego
Phoenix
Dallas
PACIFIC OCEAN

# TARGET HOSPITALITY

## NORTH AMERICA LODGE NETWORK

### NEW MEXICO

1 SEVEN RIVERS
2 CARLSBAD
3 JAL LODGE

### TEXAS HFS SOUTH

4 ORLA EL CAPITAN
5 ORLA NORTH
6 ORLA SOUTH
7 MENTONE WOLF
8 KERMIT NORTH
9 KERMIT SOUTH
10 MIDLAND LODGE
11 MIDLAND EAST
12 ODESSA WEST
13 ODESSA EAST
14 PECOS SOUTH

### NORTH DAKOTA HFS MIDWEST

18 JUDSON LODGE
19 WATFORD CITY LODGE
20 WILLIAMS COUNTY LODGE

### OKLAHOMA

16 EL RENO LODGE

### WYOMING

17 POWDER RIVER

### CANADA

21 CHEECHAM LODGE

TARGET HOSPITALITY

The table below presents the Company’s owned and leased communities in the HFS – South, HFS – Midwest, Government, and All Other segments as of December 31, 2022.

Segment	Community Name	Location	Status	Number of Beds
Government	Dilley (STFRC)	Dilley, Texas	Own	2,556
Government	Pecos Children's Center	Pecos, Texas	Own	2,000
Government	Pecos Blue Lodge	Pecos, Texas	Own	1,000
Government	Railhead Lodge	Pecos, Texas	Lease/Operate	225
Government	Delaware Lodge	Orla, Texas	Own/Operate	425
Government	Skillman Station Lodge	Mentone, Texas	Own/Operate	1,038
Government	Lodge 118	Pecos, Texas	Own/Operate	1,398
Government	Pecos Trail Lodge	Pecos, Texas	Own/Operate	558
Government & HFS - South	Pecos South Lodge	Pecos, Texas	Own/Operate	772
HFS - South	Orla North Lodge	Orla, Texas	Own/Operate	155
HFS - South	Orla South Lodge	Orla, Texas	Own/Operate	240
HFS - South	El Capitan Lodge	Orla, Texas	Own/Operate	429
HFS - South	Odessa West Lodge	Odessa, Texas	Own/Operate	805
HFS - South	Odessa East Lodge	Odessa, Texas	Own/Operate	280
HFS - South	Mentone Wolf Lodge	Mentone, Texas	Own/Operate	530
HFS - South	Midland Lodge	Midland, Texas	Own/Operate	843
HFS - South	Midland East Lodge	Midland, Texas	Own/Operate	168
HFS - South	Kermit Lodge	Kermit, Texas	Own/Operate	232
HFS - South	Kermit North Lodge	Kermit, Texas	Own/Operate	180
HFS - South	Carlsbad Lodge	Carlsbad, New Mexico	Own/Operate	606
HFS - South	Seven Rivers Lodge	Carlsbad, New Mexico	Own/Operate	640
HFS - South	Jal Lodge	Jal, New Mexico	Own/Operate	466
HFS - Midwest	Williams County Lodge	Williston, North Dakota	Own/Operate	300
HFS - Midwest	Judson Executive Lodge	Williston, North Dakota	Own/Operate	100
HFS - Midwest	Watford City Lodge	Watford City, North Dakota	Own/Operate	334
All Other	Cheecham Lodge	Alberta, Canada	Own/Operate	215
All Other	El Reno Lodge	El Reno, Oklahoma	Own/Operate	335
Total Number of Beds				16,830

Government

The Government segment includes, but is not limited to, two primary end markets which make up approximately 72% of our revenue for the year ended December 31, 2022:

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

Target Hospitality built and currently leases and operates the South Texas Family Residential Center through a sub-lease and services agreement with a national provider of migrant programming, which provides management services. Target Hospitality owns the facility and provides select on-site services including catering, culinary, management, janitorial and light maintenance. The South Texas Family Residential Center includes 524,000 square feet of building space including residential housing units with 2,400 beds, as well as classrooms, a library, chapels, an infirmary with full medical, dental, pharmaceutical and x-ray capabilities, a dining hall, offices and an industrial laundry center.

In March 2021, the Company entered into a lease and services agreement with our NP Partner, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts at a residential housing facility. During the year ended December 31, 2022, the Company executed a new contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement (“Expanded Humanitarian Contract”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021 with approximately 6,375 beds. This partnership is consistent with our Government segment and strategy of diversifying end-markets through high quality contracts with premier partners that provide strong revenue visibility and cash flows.

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

The Government segment generated approximately 72% or $360.3 million of the Company’s revenue for the year ended December 31, 2022. The map below shows the Company’s primary community locations in the Government segment.

TARGET HOSPITALITY
GOVERNMENT
1 DELAWARE
2 SKILLMAN
3 PECOS BLUE
4 RAILHEAD
5 LODGE 118
6 PECOS CHILDREN'S CTR
7 PECOS SOUTH
8 PECOS TRAIL
9 DILLEY
TEXAS
MEXICO
Orla
Odessa
Midland
Monahans
Pecos
San Angelo
Killeen
Fort Stockton
Junction
Alpine
Sanderson
Del Rio
San Antonio

TARGET HOSPITALITY

Hospitality & Facilities Services - South

The HFS – South segment serves an area that stretches across the southeast corner of New Mexico and a large portion of western Texas, encompassing approximately a hundred thousand square miles and dozens of counties. This geographic area, also known as the Permian Basin, is one of the world’s oldest natural resource producing regions. Our customers utilize both unconventional and conventional development techniques, encompassing multiple stacked development zones, which increases the potential recoverable resource and lengthens their development lifecycle.

While understanding the significant economic potential in this region, Target entered the market in 2012, ahead of many of our competitors. We started in HFS – South with an 80-bed community in Pecos, TX.

As of December 31, 2022, with 14 communities and approximately 6,000 beds across HFS – South, we offer the largest network of turnkey specialty rental accommodations and hospitality services.

The HFS - South segment generated approximately 26% or $132.4 million of the Company’s revenue for the year ended December 31, 2022. The map below shows the Company’s primary community locations in the HFS – South region.

Lubbock
Rosswell
285
82
TEXAS
62
Carlsbad
385
Big Spring
20
Abilene
3
11
10
Midland
Odessa
62
4
5
6
Orla
7
8
9
13
12
87
Pecos
Monahans
14
20
18
385
285
Fort Stockton
10
TARGET HOSPITALITY
HFS – SOUTH
1 SEVEN RIVERS
2 CARLSBAD
3 JAL
4 ORLA EL CAPITAN
5 ORLA NORTH
6 ORLA SOUTH
7 MENTONE WOLF
8 KERMIT NORTH
9 KERMIT SOUTH
10 MIDLAND
11 MIDLAND EAST
12 ODESSA WEST
13 ODESSA EAST
14 PECOS SOUTH

TARGET HOSPITALITY

Hospitality & Facilities Services - Midwest

The HFS – Midwest segment serves an area that spans North Dakota and is home to the largest concentration of natural resource development in the geographic region.

In 2009, we entered this regional market and built our first community in Williston, North Dakota for a large natural resources services company. The community was the first of its kind in the region and provided specialty rental and hospitality services for more than 150 remote workers. As of December 31, 2022, the Company had three community locations and 706 available beds serving customers in the HFS – Midwest region. We are the largest specialty rental and hospitality services provider in the region with approximately 35% of the market share with the next closest direct competitor having less than 16% of the market share.

The HFS - Midwest segment generated approximately 1% or $6.2 million of the Company’s revenue for the year ended December 31, 2022. The map below shows the Company’s community locations in the region.

SASKATCHEWAN
MANITOBA
ONT
MONTANA
NORTH DAKOTA
SOUTH DAKOTA
MINNESOTA
Malta
Glasgow
Wolf Point
Sidney
Glendive
Miles City
Billings
Hardin
Sheridan
Buffalo
Crosby
Kenmare
Stanley
Williston
New Town
Watford City
Minot
Rugby
Langdon
Grafton
Grand Forks
Hillsboro
Beach
Dickinson
Bismark
Jamestown
Fargo
Lisbon
Bowman
Fort Yates
Ellendale
Lemon
Mobridge
Gettysburg
Pierre
Huron
TARGET HOSPITALITY
HFS – MIDWEST
NORTH DAKOTA
1 JUDSON LODGE
2 WATFORD CITY LODGE
3 WILLIAMS COUNTY LODGE

TARGET HOSPITALITY

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

All Other

In addition to the four reportable segments above, the Company: (i) has facilities and operations for one community in Oklahoma; (ii) has facilities and operations for one community in Canada; and (iii) provides catering and other services to communities and other workforce accommodation facilities for the natural resource development industries not owned by Target Hospitality (“Facilities Management”).

The Company provides specialty rental and hospitality services including concierge, culinary, catering, maintenance, security, janitorial and related services at facilities owned by other companies. We currently provide Facilities Management, culinary and catering services and site services for one facility located in Wyoming for which we do not own the specialty rental accommodation assets.

TARGET
HOSPITALITY
OTHER LODGES
CANADA
CHEECHAM LODGE
WYOMING
POWDER RIVER
OKLAHOMA
EL RENO LODGE
Fort Murray
Cheecham
ALBERTA
Edmonton
Saskatoon
SASKATCH
Calgary
MONTANA
Regina
MONTANA
Helena
Miles City
Billings
NORTH D
Bisma
SOUTH D
Rapid City
Powder River
WYOMING
Casper
Cheyenne
NEBRA
Denver
COLORADO
Colorado Springs
KA
NEBRASKA
Omaha
IOWA
Des Moines
Kansas City
KANSAS
MISS
Wichita
Springfield
El Reno Lodge
Tulsa
Oklahoma City
OKLAHOMA
ARKA
Lubbock
Forth Worth
Dallas
Abilene
TEXAS
LOUIS

TARGET
HOSPITALITY

Segment information for December 31, 2022 and 2021

For additional information on our segments, including Government, HFS - South, HFS - Midwest, TCPL Keystone, and Other, related to December 31, 2022 and 2021, refer to Note 20 of our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Customers and Competitors

The Company’s principal customers include U.S. Government contractors, investment grade natural resource development companies and energy infrastructure companies. For the year ended December 31, 2022, we had two customers, who accounted for approximately 61% and 11% of our revenue, respectively.

For the year ended December 31, 2021, we had two customers, who accounted for approximately 35% and 19% of our revenue, respectively.

For the year ended December 31, 2020, we had two customers, who accounted for approximately 28% and 19% of our revenue, respectively.

Generally, the Company competes based on factors including quality and breadth of available locations and room utilization, modular construction time and development expertise, proactive logistics management, geographic areas serviced, average daily rate, facility quality, and food management.

The accommodation facilities market in our HFS business is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to our customers.  Our HFS competitors primarily include small, independent businesses with a few locations, often with little to no contracts and with significantly fewer rooms, or RV parks that offer no turn-key services or modular accommodation solutions.

The accommodations market within our government business is generally segmented into competitors that primarily serve as temporary facilities with seasonal contracts, and tent providers with limited scale and services. U.S. Government sites typically do not own and operate the full suite of hospitality solutions, but contract out to third-parties for more limited offerings and on a shorter-term basis.

The Company’s Community and Services Contracts

For the year ended December 31, 2022, revenue related to the HFS – South and HFS – Midwest segments represented approximately 26% and 1% of our revenue, respectively, revenue related to our Government segment represented 72% of our revenue, revenue related to our TCPL Keystone segment represented 0% of our revenue, and Other revenue represented less than 1% of our revenue.

Lease and Services Agreements

The Company’s operations in the HFS – South and HFS – Midwest segments are primarily conducted through committed contractual minimum revenue arrangements with its customers. For certain of the Company’s largest customers, it uses network lease and services agreements (“NLSAs”) which cover the customer’s full enterprise and are exclusive agreements with set terms and rates for all geographic regions in which the Company operates. The NLSAs obligate the customers to use the Company’s facilities and services across the U.S. The Company’s NLSAs have an average set term of two to three years.

Certain other customers are subject to lease and services agreements (“LSAs”) which are more limited in geographic scope and cover only specified areas with the same structural commercial terms as the NLSAs. The LSAs obligate customers to pay for a fixed amount of rooms over a term regardless of occupancy with terms that can range from one month to multiple years.  LSAs generally do not have termination provisions in favor of the customer.

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

Our FRCC Partner depends on the U.S. government and its funding. Any impasse or delay in reaching a federal budget agreement, debt ceiling or government shutdowns, and the subsequent lack of funding to the applicable government entity, could result in material payment delays, payment reductions or contract terminations. The government may terminate the contract with our FRCC Partner for convenience on 60 days’ notice; in the event this should occur, our FRCC Partner may terminate its agreement with us upon 60 days’ notice.

The Company also operates several facilities in connection with a lease and services agreement with the NP Partner, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.  The initial contract, including subsequent change orders and amendments, had a value of approximately $129 million and was fully committed over its initial one-year term, which commenced March 18, 2021. During the year ended December 31, 2022, the Company executed the Expanded Humanitarian

Contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement to provide enhanced infrastructure and comprehensive facility services supporting the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded Humanitarian Contract operates with similar structure to the Company’s existing government services contracts, which are centered around minimum revenue commitments supported by the United States Government.  Additionally, the Expanded Humanitarian Contract includes variable services revenue that will align with monthly community population.  The minimum revenue commitments, which consist of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provide for a minimum annual revenue contribution of approximately $390 million and is fully committed over its initial contract term. The services revenue component provides for a maximum initial annual total contract value of approximately $575 million.

Our NP Partner depends on the U.S. government and its funding. Any impasse or delay in reaching a federal budget agreement, debt ceiling or government shutdowns, and the subsequent lack of funding to the applicable government entity, could result in material payment delays, payment reductions or contract terminations. The government may terminate this contract with our NP Partner for convenience; in the event this should occur, our NP Partner may terminate its agreement with us for convenience.

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

The Company employed approximately 921 people as of December 31, 2022. Our workforce is comprised of all full-time employees. Of the total population as of December 31, 2022, approximately 518 of our employees worked in the HFS – South segment, approximately 29 of our employees worked in the HFS – Midwest segment, no employees worked in the TCPL Keystone segment, approximately 288 of our employees worked in the Government segment, and approximately 26 of our employees worked in the All Other segment. The remaining 60 employees worked in Corporate. None of the Company’s employees are unionized or members of collective bargaining arrangements.

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

•Employee wellness: The Company’s Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity, and overall employee engagement. The program includes a health assessment, no cost preventive care through the medical plan, two personal paid days off to be used for physical and mental health, tobacco cessation support through our medical insurance carrier, and an employee assistance program. Approximately 40% of eligible employees participated in the Health & Safety program in 2022.

•Diversity & Inclusion (“D&I”): Inclusion is how we foster an environment where various backgrounds are celebrated and encouraged to grow and learn by valuing the skills and expertise a diverse workforce provides. We believe that an inclusive and a diverse team is key to the success of our culture and aim to drive D&I initiatives. The Company’s D&I initiatives are operationalized through three core elements: (1) senior management’s endorsement of and alignment with the programs; (2) focused efforts in increasing diversity in the talent pipeline and our hiring; (3) creating an inclusive work environment where differences are welcomed.  In addition, the Company has made hiring and supporting veterans and minorities, especially in leadership roles, a priority. The Company analyzes diversity in the workforce on at least an annual basis and develops action plans from the results to spark dialogue among employees and leaders in an effort to build a more inclusive, diverse and empowered culture at the Company. As of December 31, 2022, women constituted approximately 41% of our workforce and self-identified racial or ethnic minorities represented 35% of our workforce. Diversity, Equity and Inclusion are core to our culture, and we believe that a diverse workforce is critical to our success.

•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term, and commission-based incentive compensation programs to reward performance relative to key metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance.

•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention. To provide an open and frequent line of communication for all employees, we encourage staff meetings at every community.

•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend new hire orientation training within 90 days of hire. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our employees. In 2022, our employees enhanced their skills through training, including safety training, leadership training and equipment-related training from our suppliers. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.

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

Communities/Owned and Leased Real Estate

Target Hospitality operates 29 communities, of which it owns the underlying real property of 38%, leases the underlying real property of 42%, and both owns and leases the underlying real property of 10%. The remaining 10% are customer sites.

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

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	We face significant competition in the specialty rental sector.
●	We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We derive a substantial portion of our revenue from the Government segment. The loss of, or a significant decrease in revenues from, any customer in this concentrated segment could seriously harm our financial condition and results of operations.
●	Our business may be adversely affected by periods of low commodity prices or unsuccessful exploration results which may decrease customers’ spending and our results.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions
●	Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our specialty rental and hospitality services contracts may constrain its ability to make a profit.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.
●	Public health crises such as the COVID-19 pandemic and their impact on business and economic conditions and government requirements could adversely affect our business, financial condition or results of operations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.
●	The valuation of our Private Warrants could cause volatility in our net income (loss).

Social, Political and Regulatory Risks

●	Failure to comply with government regulations related to food and beverages may subject us to liability.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
●	We are subject to various laws and regulations including those governing our contractual relationships. Obligations and liabilities under these laws and regulations may materially harm our business.
●	We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.

Growth, Development and Financing Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
●	Global, national or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cyber-security threats.

Risks Related to Our Indebtedness

●	Our leverage may make it difficult for us to service our debt and operate our business.
●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.

Risks Related to Ownership of Our Common Stock

●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.
●	We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Common Stock may be less attractive.

Risk Factors

Operational Risks

Our operations are and will be exposed to operational economic, political and regulatory risks.

Our operations could be affected by economic, political and regulatory risks. These risks include:

●multiple regulatory requirements that are subject to change and that could restrict our ability to build and operate our communities and other sites;
●inflation or other increases in costs relating to personnel, utilities, insurance, medical and food, recession, fluctuations in interest rates;
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
●bankruptcy or insolvency of our customers, thereby reducing demand for our services;
●different labor regulations;
●potentially adverse consequences from changes in or interpretations of tax laws;
●political and economic instability;
●federal government budgeting and appropriations;
●enforcement of remedies in various jurisdictions;
●the risk that the business partners upon whom we depend for technical assistance or management and acquisition expertise will not perform as expected; and
●differences in business practices that may result in violation of our policies including but not limited to bribery and collusive practices.

These and other risks could have a material adverse effect on our business, results of operations and financial condition.

We face significant competition as a provider of specialty rental and hospitality services in the specialty rental sector. If we are unable to compete successfully, we could lose customers and our revenue and profitability could decline.

Although our competition varies significantly by market, the specialty rental and hospitality services industry, in general, is highly competitive. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery terms. We may experience pricing pressures in our operations in the future as some of our competitors seek to obtain market share by reducing prices. We may also face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to our potential customers. In each of our current markets, we face competition from national, regional and local companies who have an established market position in the specific service area. We expect to encounter similar competition in any new markets that we may enter. Some of our competitors may have greater market share, less indebtedness, greater pricing flexibility, more attractive product or service offerings, or superior marketing and financial resources. In addition, if some of our government customers have capacity at the facilities which they operate, they may choose to use less capacity at our facilities. Increased competition could result in lower profit margins, substantial pricing pressure, and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations, and financial condition.

We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.

We depend on several significant customers. For the year ended December 31, 2022, our five largest customers accounted for approximately 81% of our total revenue. For a more detailed explanation of our customers, see the section of this Annual Report on Form 10-K entitled “Business.” The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, political and industry conditions.

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

Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of the Company and its communities, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including customer boycotts, loss of customers, loss of development opportunities or employee retention and recruiting difficulties. A decline in the reputation or perceived quality of our communities or corporate image could negatively affect its market share, reputation, business, financial condition or results of operations.

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

We derive a significant portion of our revenues from our subcontracts with government contractors. These revenues depend on the U.S. government and its contractors receiving sufficient funding and providing it with timely payment under the terms of our contracts. If the applicable government entity does not receive sufficient appropriations to cover its contractual obligations, it may delay or reduce payment to its contractors and, as a result, our government contractor customers may delay or reduce payments to or terminate their contracts with us. Any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shut downs could result in material payment delays, payment reductions or contract terminations. Additionally, our current and potential future government contractor customers may request in the future that we reduce our contract rates or forego increases to those rates as a way for those contractors to control costs and help their government customers to control their spending and address their budgetary shortfalls. For additional information regarding our operation of the Government segment, see the section entitled “Business—Business Operations—Government”.

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

Our business is contract intensive and we are party to many contracts with customers. We periodically review our compliance with contract terms and provisions. If customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. In the past, some of our customers have opted to withhold payment due to contract or other disputes, which has delayed our receipt of payments. While we do not believe any reviews, audits, delayed payments, or other such matters should result in material adjustments, if a large number of our customer arrangements were modified or payments withheld in response to any such matter, the effect could be materially averse to our business or results of operations.

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

Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes, outbreaks of epidemic or pandemic disease and terrorism, which could adversely affect its future revenue and financial condition and increase its costs and expenses. For example, extreme weather, particularly periods of high rainfall, hail, tornadoes, or extreme cold, in any of the areas in which we operate may cause delays in our community construction activities or result in the cessation of customer operations at one or more communities for an extended period of time. See “We are exposed to various possible claims relating to our business and our insurance may not fully protect us.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results of Operations—Natural Disasters or Other Significant Disruption.” In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our communities and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of our communities or other sites, or business interruptions, any of which may materially adversely affect our business. If any of our communities were to experience a catastrophic loss, it could disrupt our operations, delay services, staffing and revenue recognition, and result in expenses to repair or replace the damaged facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties or communities could significantly affect our ability to operate those properties or communities and thereby impair our results of operations.

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
●objections to our activities or those of our customers aired by community interests, political, environment and/or neighborhood groups which may cause delays in the granting or approvals and/or the overall progress of a project;
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

Our profitability can also be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our communities. From time to time we have experienced increases in our food costs. In addition, food prices can fluctuate as a result of inflation, foreign exchange rates and temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains, and late freezes. Although we negotiate the pricing and other terms for the majority of our purchases of food and related products directly with national manufacturers, we purchase these products and other items through national distributors and suppliers. If our relationship with, or the business of a primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. We may be unable to fully recover costs, and such increases would negatively impact its profitability on contracts that do not contain such inflation protections.

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

Our insurance policies have deductibles or self-insured retentions which would require us to expand amounts prior to taking advantage of coverage limits. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims such as dishonest, fraudulent, criminal or malicious acts; terrorism, war, hostile or warlike action during a time of peace; automobile physical damage; natural disasters; and certain cyber-crime. A judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face the following other risks related to our insurance coverage, including we may not be able to continue to obtain insurance on commercially reasonable terms; the counterparties to our insurance contracts may pose credit risks; and we may incur losses from interruption of our business that exceed our insurance coverage each of which, individually or in the aggregate, could materially and adversely impact our business. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available.

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

We have goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2022, we had approximately $41.0 million and $75.2 million of goodwill and other intangible assets, net, respectively, in our statement of financial position, which represents approximately 5.3% and 9.7% of total assets, respectively. We review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. Any impairment charges could adversely affect our reported results of operations and financial condition.

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

If we fail to maintain compliance with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under its contracts or under the False Claims Act. The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the U.S. government. The False Claims Act statute provides for treble damages and other penalties and, if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the U.S. government. Any penalties, fines, suspension or damages could adversely affect our financial results as well as our ability to operate our business.

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

Any adoption of these or similar proposals by U.S. federal, regional, provincial, or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Regulatory and Environmental Compliance” for a more detailed description of our climate-change related risks.

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

Risks Related to Our Indebtedness

Our leverage may make it difficult for us to service our debt and operate our business.

As of December 31, 2022, we, through our wholly-owned indirect subsidiary, Arrow Bidco, LLC (“Arrow Bidco”), had $334.5 million of total indebtedness consisting of $0 of borrowings under the ABL Facility and $334.5 million of our 2024 Senior Secured Notes.

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

In the future, we may need to raise additional funds to, among other things, refinance existing indebtedness, fund existing operations, improve or expand our operations, respond to competitive pressures or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to achieve our business or strategic objectives or compete effectively. Our ability to pursue certain future opportunities may depend in part on our ongoing access to debt and equity capital markets. We cannot assure you that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth.

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

The ABL Facility also requires our subsidiaries to satisfy specified financial maintenance tests in the event that certain excess liquidity requirements are not satisfied. The ability to meet these tests could be affected by deterioration in our operating results, as well as by events beyond our control, including increases in raw materials prices and unfavorable economic conditions, and we cannot assure you that these tests will be met. If an event of default occurs under the ABL Facility, the lenders thereunder could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, Target Hospitality’s assets may not be sufficient to repay in full that indebtedness and its other indebtedness then outstanding.

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

The ABL Facility contains a number of significant covenants including covenants restricting the incurrence of additional debt. The credit agreement governing the ABL Facility requires Arrow Bidco, among other things, to maintain certain financial ratios or reduce our debt. These restrictions also limit our ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the ABL Facility and the Indenture impose on it. In addition, complying with these covenants may also cause us to take actions that are not favorable to our securityholders and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Arrow Holdings and MFA Global S.a r.l., entities controlled by TDR Capital, together beneficially owned approximately 65% of our outstanding shares of Common Stock as of December 31, 2022. As a result of its ability to control a significant percentage of the voting power of our outstanding Common Stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Common Stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to utilize some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and adopting new accounting standards using private company effective dates. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We will take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Woodlands, Texas. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.  We own and operate 26 branch locations across the U.S. and Canada. We also lease and operate 1 branch location in the U.S. Subject to certain exceptions, substantially all of our owned personal property and material real property in the U.S. and Canada is encumbered under our ABL Facility and the 2024 Senior Secured Notes. We do not believe that the encumbrances will materially detract from the value of our properties, nor will they materially interfere with their use in the operation of our business.

	Location	Description
HFS – Midwest
	Williston, North Dakota	Williams County Lodge
	Williston, North Dakota	Judson Executive Lodge
	Watford City, North Dakota	Watford City Lodge

Government
	Dilley, Texas	Dilley (STFRC)
	Pecos, Texas	Pecos Children’s Center
	Pecos, Texas	Pecos Blue Lodge
	Pecos, Texas	Railhead Lodge (Leased)
	Orla, Texas	Delaware Lodge
	Mentone, Texas	Skillman Station Lodge
	Pecos, Texas	Lodge 118
	Pecos, Texas	Pecos Trail Lodge
	Pecos, Texas	Pecos South Lodge*

HFS – South
	Pecos, Texas	Pecos South Lodge*
	Orla, Texas	Orla North Lodge
	Orla, Texas	Orla South Lodge
	Orla, Texas	El Capitan Lodge
	Odessa, Texas	Odessa West Lodge
	Odessa, Texas	Odessa East Lodge
	Mentone, Texas	Mentone Wolf Lodge
	Midland, Texas	Midland Lodge
	Midland, Texas	Midland East Lodge
	Kermit, Texas	Kermit Lodge
	Kermit, Texas	Kermit North Lodge
	Carlsbad, New Mexico	Carlsbad Lodge
	Carlsbad, New Mexico	Seven Rivers Lodge
	Jal, New Mexico	Jal Lodge

Other
	Canada	Cheecham Lodge
	El Reno, Oklahoma	El Reno Lodge

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

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “TH.” Through March 15, 2019, our common stock, warrants and units were quoted under the symbols “EAGL,” “EAGLW” and “EAGLU,” respectively. Upon consummation of the business combination on March 15, 2019,  (i) our public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted; (ii) our Common Stock (into which Platinum Eagle’s ordinary shares were converted) continued to trade on Nasdaq under the ticker symbol “TH”; and (iii) the Warrants continued to trade on Nasdaq under the ticker symbol “THWWW”.

Holders

As of December 31, 2022, there were eleven holders of record of our Common Stock and one holder of record of our Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock or Warrants are held of record by banks, brokers and other financial institutions.

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

Warrants

Platinum Eagle issued warrants to purchase its common stock as components of units sold in the Public Offering (the “Public Warrants”, together with the Private Warrants, the “Warrants”).  Platinum Eagle also issued, in connection with the Public Offering, the Private Warrants.

As of December 31, 2022, there were 8,061,656 Warrants outstanding. Of the 8,061,656 outstanding, 1,533,334 are Private Warrants and 6,528,322 are Public Warrants. The Private Warrants are classified as liabilities under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity guidance. The Public Warrants are classified as equity based on the guidance outlined in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Each Warrant entitles its holder to purchase Common Stock in accordance with its terms. During the year ended December 31, 2022, holders of Public Warrants exercised 7,101 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.1 million and issuing 7,101 shares of Common Stock.  See Note 9 and 17 of the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Warrant Exchange

On December 22, 2022, the Company closed on an offer to exchange the Warrants for shares of its Common Stock in a cashless transaction (the “Warrant Exchange”). Pursuant to the terms of the Warrant Exchange, the Company issued 2,996,201 shares of Common Stock. See Note 9 and 17 of the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The graph below compares the cumulative total return of our Common Stock from January 12, 2018, through December 31, 2022, with the comparable cumulative return of two indices, the Russell Broadbased Total Returns and the Nasdaq US Benchmark TR Index. The graph plots the change in value of an initial investment in each of our Common Stock, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the year ended December 31, 2022.

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

Please refer to Note 18 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for details of the forms of Executive Nonqualified Stock Option Award Agreements, the forms of Executive Restricted Stock Unit Agreements, the form of Executive Stock Appreciation Rights Award Agreement, and the forms of Performance Stock Unit Agreements.

As of December 31, 2022, 9,490,532 securities had been granted under the Plan, excluding 116,837 Restricted Stock Units (“RSUs”) paid in cash, and including 1,578,537 of Stock Appreciation Right Awards (“SARs”), which are intended to settle in cash.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	5,664,259	$6.13	825,577
Equity compensation plans not approved by security holders	—	—	—
Total	5,664,259	$6.13	825,577
(1)	The number of common shares reported in Column (a) excludes liability-based stock appreciation right awards of 1,537,776 and shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2022, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 2,658,581 equity-based RSUs at a weighted average grant price of $2.98, 1,495,017 equity-based PSUs at a weighted average grant price of $5.22 and 1,510,661 stock options at a weighted average exercise price of $6.13. For additional information on the awards outstanding under the Plan, see Note 18 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

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

Item 6. Reserved

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of  December 31, 2022, our network included 29 communities to better serve our customers across the US and Canada.

Economic Update

During the year ended December 31, 2022, the Company continued to experience significant growth in the Government segment due to the origination of a significantly expanded lease and services agreement in the second quarter of 2022 with an existing Government segment customer to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides. This growth generated positive cash flows from operations of approximately $305.6 million representing a increase in cash flows from operations of approximately $201 million or 192% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

The financial results for the year ended December 31, 2022 also reflect continued improving customer demand and increasing activity in the HFS – South and Midwest segments as compared to the year ended December 31, 2021 as global activity and economic demand continue to strengthen from lows experienced during the height of the COVID-19 pandemic.

For the year ended December 31, 2022, key drivers of financial performance included:

●	Increased consolidated revenue by $210.6 million or 72% compared to the year ended 2021 primarily due to additional revenue generated from growth in the Government segment as well as increase in customer demand in the HFS – South segment.
●	Increased revenue in the HFS – South segment by $15.4 million or 13% as compared to the year ended December 31, 2021 as a result of increase in customer demand.
●	Generated net income of approximately $73.9 million for the year ended December 31, 2022 as compared to a net loss of approximately $4.6 million for the year ended December 31, 2021. This increase in net income is primarily attributable to an increase in gross profit driven by the increase in revenue as well as a decrease in interest expense driven by significant debt reduction, partially offset by an increase in operating expenses, an increase in the estimated fair value of warrant liabilities, and an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $264.7 million representing an increase of $145.5 million or 122% as compared to the year ended December 31, 2021, driven primarily by the increase in revenue, partially offset by the increase in operating expenses mentioned above.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the HFS – South and HFS – Midwest regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and information technology) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities and government housing programs.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 66.5% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 33.5% of revenues were earned through leasing of lodging facilities for the year ended December 31, 2022. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Hospitality & Facilities Services - Midwest

The HFS – Midwest segment reflects our facilities and operations in the HFS – Midwest region and includes our 3 communities in North Dakota.

Government

The Government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with our FRCC Partner. Additionally, this segment also includes facilities and operations provided under a lease and services agreement with our NP Partner, backed by a committed United States Government contract, to provide a suit of comprehensive service offerings in support of their humanitarian aid efforts.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

COVID-19 and Commodity Price Volatility

The COVID-19 pandemic and the disruption in the natural resource development industry has had a material adverse effect on our business and results of operations. The financial results for the year ended December 31, 2020 reflect the reduced activity in the HFS – South and HFS – Midwest segments resulting from the negative effects of the commodity price volatility compounded by the effects of COVID-19 as these disruptions created significant challenges for our natural resource development end-market customers during the year ended December 31, 2020. This drove a significant reduction in our utilization in these segments during 2020, and, although we have experienced steady increases in utilization into 2022, such utilization levels have not yet reached pre-pandemic levels experienced during the first quarter of 2020. During 2020, these events also impacted the liquidity of our natural resources development end market customers resulting in a greater level of bad debt expense during 2020. However, total Company consolidated results have exceeded pre-pandemic levels driven primarily by Government segment growth and expansion.

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

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with our NP Partner, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. During the year ended December 31, 2022, the Company executed the Expanded Humanitarian Contract to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provides for significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded Humanitarian Contract operates with similar structure to the Company’s existing government services contracts, which are centered around minimum revenue commitments supported by the United States Government.  Additionally, the Expanded Humanitarian Contract includes variable services revenue that will align with monthly community population.  The minimum revenue commitments, which consist of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provide for a minimum annual revenue contribution of approximately $390 million and is fully committed over its initial contract term. The services revenue component provides for a maximum initial annual total contract value of approximately $575 million.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2022	2021	2020	2022 vs. 2021	2022 vs. 2021	2021 vs. 2020	2021 vs. 2020
Services income	$333,702	$203,134	$132,430	$130,568	64%	$70,704	53%
Specialty rental income	168,283	76,909	52,960	91,374	119%	23,949	45%
Construction fee income	-	11,294	39,758	(11,294)	(100)%	(28,464)	(72)%
Total revenues	501,985	291,337	225,148	210,648	72%	66,189	29%
Costs:
Services	174,200	120,192	109,185	54,008	45%	11,007	10%
Specialty rental	27,824	16,186	8,843	11,638	72%	7,343	83%
Depreciation of specialty rental assets	52,833	53,609	49,965	(776)	(1)%	3,644	7%
Gross profit	247,128	101,350	57,155	145,778	144%	44,195	77%
Selling, general and administrative	57,893	46,461	38,128	11,432	25%	8,333	22%
Other depreciation and amortization	14,832	16,910	15,649	(2,078)	(12)%	1,261	8%
Other expense (income), net	36	880	(723)	(844)	(96)%	1,603	(222)%
Operating income	174,367	37,099	4,101	137,268	370%	32,998	805%
Interest expense, net	36,323	38,704	40,034	(2,381)	(6)%	(1,330)	(3)%
Change in fair value of warrant liabilities	31,735	1,067	(2,347)	30,668	2874%	3,414	(145)%
Income (loss) before income tax	106,309	(2,672)	(33,586)	108,981	(4,079)%	30,914	(92)%
Income tax expense (benefit)	32,370	1,904	(8,455)	30,466	1600%	10,359	(123)%
Net income (loss)	$73,939	$(4,576)	$(25,131)	$78,515	(1,716)%	$20,555	(82)%

Comparison of Years Ended December 31, 2022 and 2021

Total Revenue. Total revenue was $502.0 million for the year ended December 31, 2022 as compared to $291.3 million for the year ended December 31, 2021, and consisted of $333.7 million of services income and $168.3 million of specialty income. Total revenue for the year ended December 31, 2021 consisted of $203.1 million of services income, $76.9 million of specialty rental income and $11.3 million of construction fee income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services including catering, food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management services, health and recreation facilities, concierge services and laundry service. The main driver of the increase in services income revenue year over year was growth in the Government segment combined with an increase in customer activity in the HFS – South segment as well as a slight increase in HFS – Midwest, along with increased customer demand at one community in Canada included within the All Other segment. This growth was partially offset by a reduction in activity in the TCPL Keystone segment as a result of the termination discussed below contributed to an offsetting decrease in services income of approximately $1.0 million during 2022. The net increase was also partially offset by a decrease of approximately $0.7 million from one community in the All Other segment driven by the shutdown of that community in February 2022.

Construction fee income consists primarily of revenue from the construction phase of the TCPL contract with the prior year consisting almost exclusively of revenue related to the Termination and Settlement Agreement. The decrease in construction fee income in 2022 compared to 2021 was due to the project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulted in the contract being terminated in July 2021 pursuant to the Termination and Settlement Agreement.

Specialty rental income consists primarily of revenues from renting rooms at facilities leased or owned. Specialty rental income increased as a result of growth in the Government segment as a result of the revenue generated by the new Government contracts entered into in March 2021 and May 2022.

Cost of services. Cost of services was $174.2 million for the year ended December 31, 2022 as compared to $120.2 million for the year ended December 31, 2021. The increase in services costs is primarily due to an increase related to growth in the Government segment as mentioned above. Additionally, there was also an increase in services costs in HFS – South, HFS – Midwest, and one community in Canada included in the All Other segment driven by the increase in customer activity mentioned above.  These increases were partially offset by the suspension of the TCPL project at the end of January 2021 and subsequent cancellation in June 2021 driven by the Presidential Permit being revoked. Pursuant to the Termination and Settlement Agreement, the underlying contract with TC Energy was terminated in July 2021.

Specialty rental costs. Specialty rental costs were approximately $27.8 million for the year ended December 31, 2022 as compared to $16.2 million for the year ended December 31, 2021. The increase in specialty rental costs is primarily due to an increase in costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $52.8 million for the year ended December 31, 2022 as compared to $53.6 million for the year ended December 31, 2021. The decrease in depreciation expense is primarily attributable to a decrease for a location within the Government segment as a result of site work being fully depreciated as of September 30, 2021. This decrease was partially offset by an increase in depreciation expense driven by growth in the Government segment related to the contract that originated in March of 2021 and the new subcontract that originated in May of 2022 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $57.9 million for the year ended December 31, 2022 as compared to $46.5 million for the year ended December 31, 2021. The increase in selling, general and administrative expense of $11.4 million was primarily attributable to an increase in stock compensation expense of approximately $14.0 million largely from RSUs and liability-based SARs driven by an increase in the Company’s stock price during the current year. Marketing and advertising, office costs, and other corporate costs (including public company costs) increased by approximately $0.5 million, $0.7 million, and $0.5 million, respectively. These increases were partially offset by a decrease of approximately $2.1 million led primarily by commissions, bonus, and severance expenses, as there has been no material changes in corporate head count from the prior period.   Legal and professional fees are also down from the prior period by approximately $0.8 million driven largely by the prior period including an advisory fee associated with corporate development activity experienced during the year ended December 31, 2021 that did not recur during the year ended December 31, 2022.  Additionally, there was a decrease in other legal and advisory fees of approximately $0.9 million primarily related to the previously announced non-binding proposal made by Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR Capital LLP (“TDR”), to acquire all of the outstanding shares of Common Stock of Target Hospitality not owned by Arrow or its affiliates for cash consideration of $1.50 per share (the “Proposal”).  On March 29, 2021, this Proposal was withdrawn and the Company did not incur any further costs related to this Proposal. Bad debt expense also decreased by approximately $1.2 million, which was driven in part by net recoveries of previously reserved bad debt amounts.

Other depreciation and amortization. Other depreciation and amortization expense was $14.8 million for the year ended December 31, 2022 as compared to $16.9 million for the year ended December 31, 2021. The decrease in other depreciation and amortization is primarily driven by a decrease in customer related intangible asset amortization associated with customer related intangible assets that became fully amortized in March 2022.

Other expense, net. Other expense, net was less than $0.1 million for the year ended December 31, 2022 as compared to $0.9 million for the year ended December 31, 2021. The decrease in expense was primarily driven by an increase in gains generated from the sale of assets and the reduction of COVID-19 procedure related expenses in the current year.

Interest expense, net. Interest expense, net was $36.3 million for the year ended December 31, 2022 as compared to interest expense, net of $38.7 million for the year ended December 31, 2021. The change in interest expense is driven by approximately $0.9 million of interest that was capitalized during the year ended December 31, 2022 in connection with capital project activity driven by the expansion in the Government segment associated with the Expanded Humanitarian Contract.  Interest was not capitalized during the year ended December 31, 2021 as there were no such expansion activities during that period. Additionally, the decrease in interest expense, net is driven by an increase in interest income earned.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end. The change in fair value of the warrant liabilities was $31.7 million for the year ended December 31, 2022 as compared to

$1.1 million for the year ended December 31, 2021. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have increased in both the prior and current year, generating a reduction to income in both years.

Income tax expense.  Income tax expense was $32.4 million for the year ended December 31, 2022 as compared to $1.9 million for the year ended December 31, 2021. The increase in income tax expense is primarily attributable to an increase in income before income tax as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues due to improvements in overall operations and growth in the business from the Government segment.

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of the comparison of our operating results for the years ended December 31, 2021 and 2020, please read the “Comparison of Years Ended December 31, 2021 and 2020” section located in the Management Discussion & Analysis section in our 2021 Annual Report on From 10-K filed on March 11, 2022 and is incorporated herein by reference.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except for Average Daily Rate amounts).

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenue:	2022	2021	2020	2022 vs. 2021	2022 vs. 2021	2021 vs. 2020	2021 vs. 2020
Government	$360,294	$156,250	$63,259	$204,044	131%	$92,991	147%
Hospitality & Facilities Services - South	132,373	116,958	112,126	15,415	13%	4,832	4%
Hospitality & Facilities Services - Midwest	6,168	4,150	6,605	2,018	49%	(2,455)	(37)%
TCPL Keystone	-	12,283	41,911	(12,283)	(100)%	(29,628)	(71)%
All Other	3,150	1,696	1,247	1,454	86%	449	36%
Total revenues	$501,985	$291,337	$225,148	$210,648	72%	$66,189	29%

Adjusted Gross Profit
Government	$246,598	$94,801	$47,523	$151,797	160%	$47,278	99%
Hospitality & Facilities Services - South	54,558	52,344	51,518	2,214	4%	826	2%
Hospitality & Facilities Services - Midwest	(258)	(711)	161	453	(64)%	(872)	(543)%
TCPL Keystone	-	9,161	8,617	(9,161)	(100)%	544	6%
All Other	(937)	(636)	(699)	(301)	47%	63	(9)%
Total Adjusted Gross Profit	$299,961	$154,959	$107,120	$145,002	94%	$47,839	45%

Average Daily Rate
Hospitality & Facilities Services - South	$73.39	$74.64	$81.67	$(1.25)		$(7.03)
Hospitality & Facilities Services - Midwest	$61.20	$68.91	$79.69	$(7.71)		$(10.78)

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

Comparison of Years Ended December 31, 2022 and 2021

Government

Revenue for the Government segment was $360.3 million for the year ended December 31, 2022 as compared to $156.3 million for the year ended December 31, 2021.

Adjusted gross profit for the Government segment was $246.6 million for the year ended December 31, 2022 as compared to $94.8 million for the year ended December 31, 2021.

Revenue and adjusted gross profit increased as a result of the new contracts originated in the Government segment in March of 2021 and May of 2022 as previously mentioned.

Hospitality & Facilities Services - South

Revenue for the HFS – South segment was $132.4 million for the year ended December 31, 2022, as compared to $117.0 million for the year ended December 31, 2021.

Adjusted gross profit for the HFS – South segment was $54.6 million for the year ended December 31, 2022, as compared to $52.3 million for the year ended December 31, 2021.

The increase in revenue of $15.4 million and increase in adjusted gross profit of approximately $2.3 million was primarily attributable to an increase in utilization driven by a significant increase in customer demand.

Hospitality & Facilities Services - Midwest

Revenue for the HFS – Midwest segment was $6.2 million for the year ended December 31, 2022, as compared to $4.1 million for the year ended December 31, 2021.

Adjusted gross profit for the HFS – Midwest segment was ($0.3) million for the year ended December 31, 2022, as compared to ($0.7) million for the year ended December 31, 2021.

The increase in revenue of $2.0 million and increase in adjusted gross profit of $0.5 million was primarily attributable to an increase in utilization driven by an increase in customer demand.

TCPL Keystone

Revenue for the TCPL Keystone segment was $0 million for the year ended December 31, 2022, as compared to $12.3 million and $41.9 million for the years ended December 31, 2021 and 2020, respectively.

Adjusted gross profit for the TCPL Keystone segment was $0 million for the year ended December 31, 2022, as compared to $9.2 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively.

The decrease in revenue and adjusted gross profit was due to the TCPL project being suspended at the end of January 2021, subsequently cancelled in June 2021, and finally resulting in the TCPL contract being terminated in July 2021. As a result of the Termination and Settlement Agreement, no further activity or revenue is expected in this segment.

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of the comparison of our operating results for the years ended December 31, 2021 and 2020, please read the “Comparison of Years Ended December 31, 2021 and 2020” section located in the Management Discussion & Analysis section in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022 and is incorporated herein by reference.

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

We will continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities.  There can be no assurance as to the timing of any such issuance or repurchase.  From time to time, we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration. For additional discussion of risks related to our liquidity and capital resources, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Capital Requirements

During the year ended December 31, 2022, we incurred approximately $140.9 million in capital expenditures, which increased by approximately $104.1 million compared to the year ended December 31, 2021. Our total annual 2022 capital spending included growth projects to increase community capacity, mainly in the Government segment. In 2020, in response to anticipated lower utilization levels resulting from the impact of commodity price volatility and COVID-19, as previously discussed, the Company reduced its anticipated 2020 capital expenditures by 50%. In 2021, capital expenditures incurred increased from 2020. This increase was primarily driven by growth in the Government segment and maintenance capital expenditures that were delayed in 2020 to conserve cash. Although growth capital expenditures are largely discretionary, our long-lived specialty rental assets require a certain level of maintenance capital expenditures, which have ranged from approximately 0.4% to 4% of annual revenue between 2018 and 2022, with an average cost of approximately 1.8% of annual revenue. Maintenance capital expenditures for specialty rental assets amounted to approximately $12.5 million, $11.7 million, and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.  As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our audited consolidated statements of cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2022	2021	2020

Net cash provided by operating activities	$305,612	$104,599	$46,781
Net cash used in investing activities	(140,228)	(35,915)	(10,949)
Net cash used in financing activities	(7,098)	(52,271)	(35,683)
Effect of exchange rate changes on cash and cash equivalents	(19)	14	(9)
Net increase in cash and cash equivalents	$158,267	$16,427	$140

Comparison of Years Ended December 31, 2022 and 2021

Cash flows provided by operating activities. Net cash provided by operating activities was $305.6 million for the year ended December 31, 2022 compared to $104.6 million for the year ended December 31, 2021. This increase in cash provided by operating activities relates primarily to an increase in cash collections of approximately $277.5 million, of which approximately $291.1 million resulted from growth in the Government segment, partially offset by advance collection on approximately $24.9 million of revenue recognized in the current year. Such revenue was collected in cash during the year ended December 31, 2021, which partially offset the increase in cash flows from operations for the year ended December 31, 2022. The additional change was driven by an increase in cash collections of approximately $26.9 million from our other segments, partially offset by a decrease in cash collections from TC Energy of approximately $14.5 million, and a decrease in cash collections associated with a related party receivable of approximately $1.2 million. This net increase in cash collections of approximately $277.5 million was partially offset by an increase in cash paid for income taxes of approximately $4.1 million and an increase in cash payments for operating expenses and payroll of approximately $76.7 million resulting from growth and increased activity year-over-year. The remaining change was driven primarily by a decrease in cash paid for interest of approximately $1.1 million and an increase in cash received for interest of approximately $1.3 million.

Cash flows used in investing activities. Net cash used in investing activities was $140.2 million for the year ended December 31, 2022 compared to $35.9 million for the year ended December 31, 2021. This increase in cash used in investing activities primarily relates to the increase in capital expenditures driven by growth in the Government segment.

Cash flows used in financing activities. Net cash used in financing activities was $7.1 million for the year ended December 31, 2022 compared to $52.3 million for the year ended December 31, 2021. The decrease in cash used in financing activities was driven primarily by a $48 million decrease in net repayments on the ABL Facility driven by a higher net outstanding balance on the ABL Facility in the prior year prior to it being fully paid. The prior period also includes $2.9 million in cash outflows related to an insurance financing arrangement fully paid off in the prior period that did not recur in the current period as the insurance was paid in cash upon renewal. These decreases in cash used in financing activities were partially offset by the current period including an elective $5.5 million repayment of the 2024 Senior Secured Notes.

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of the comparison of our operating results for the years ended December 31, 2021 and 2020, please read the “Comparison of Years Ended December 31, 2021 and 2020” section located in the Management Discussion & Analysis section in the our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022 and is incorporated herein by reference.

Indebtedness

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of $2.2 million of finance leases. The finance leases pertain to leases entered into during 2019 through 2022, for commercial-use vehicles with 36-month terms expiring through 2025. Refer to Notes 1, 8, and 13 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2021, consisted of approximately $1.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On the Closing Date, in connection with the closing of the Business Combination, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). Approximately $40 million of proceeds from the ABL Facility were used to finance a portion of the consideration payable and fees and expenses incurred in connection with the Business Combination. During the year ended December 31, 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available, which reduced the outstanding balance to $0 as of December 31, 2021. During the year ended December 31, 2022, $70 million was drawn and $70 million was repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2022. As of December 31, 2022, the maturity date of the ABL Facility was September 15, 2023.  On February 1, 2023, the ABL

Facility was amended to, among other things, extend the maturity date to February 1, 2028.  Refer to Note 21 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on this amendment.  Refer to Note 8 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on the ABL Facility.

Senior Secured Notes

In connection with the closing of the Business Combination, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019.  During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the Notes, reducing the principal balance outstanding to $334.5 million from an original principal balance of $340 million.  Refer to Note 8 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional discussion of the 2024 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance capital expenditures for specialty rental assets, (iii) payments due under finance and operating leases, (iv) debt service, (v) elective repayments on our 2024 Senior Secured Notes. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of December 31, 2022 ($ in thousands):

	Total	2023	2024	2025	2026	2027
Interest Payments on 2024 Senior Secured Notes(1)	$47,667	$31,778	$15,889	$—	$—	$—
2024 Senior Secured Notes	334,500	—	334,500	—	—	—
Operating lease obligations, including imputed interest(2)	25,499	12,942	4,654	4,012	3,283	608
Total	$407,666	$44,720	$355,043	$4,012	$3,283	$608
(1)	We will incur and pay interest expense at 9.50% of the remaining face value of $334.5 million annually, or $31.8 million in connection with our 2024 Senior Secured Notes due March 15, 2024. Over the remaining term of the Notes, interest payments total approximately $47.7 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease as noted in Note 13 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Commitments and Contingencies

The Company leases certain land, building, office, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options.

Refer to Note 13 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for disclosure of future minimum lease payments over the next five years and thereafter at December 31, 2022, by year and in the aggregate, under non-cancelable operating leases.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, including assumptions and estimates used to test goodwill and other intangible assets for impairment, when a quantitative test is required, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

Principles of Consolidation

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for a discussion of principles of consolidation.

Recently Issued and Adopted Accounting Standards

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense, net: Other expense, net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, involuntary asset conversion gains and losses, COVID-19 related expenses, and other immaterial charges.
●	Transaction expenses: Target Hospitality incurred certain transaction costs during 2020, 2021 and 2022, including legal and professional fees, associated with the Proposal and Warrant restatement in 2021 as well as other immaterial items in 2020 and 2022.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

Target Hospitality also believes that Adjusted EBITDA is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects adjustments to exclude the effects of additional items, including certain items, that are not reflective of the ongoing operating results of Target Hospitality.  In addition, to derive Adjusted EBITDA, we exclude gains or losses on the sale and disposal of depreciable assets and impairment losses because including them in EBITDA is inconsistent with reporting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale and disposal of depreciable assets and impairment losses represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
($ in thousands)	December 31,
	2022	2021	2020
Gross Profit	$247,128	$101,350	$57,155
Depreciation of specialty rental assets	52,833	53,609	49,965
Adjusted gross profit	$299,961	$154,959	$107,120

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Years Ended
($ in thousands)	December 31,
	2022	2021	2020
Net income (loss)	$73,939	$(4,576)	$(25,131)
Income tax expense (benefit)	32,370	1,904	(8,455)
Interest expense, net	36,323	38,704	40,034
Other depreciation and amortization	14,832	16,910	15,649
Depreciation of specialty rental assets	52,833	53,609	49,965
EBITDA	210,297	106,551	72,062

Adjustments
Other expense, net	36	878	416
Transaction expenses	283	1,198	979
Stock-based compensation	19,121	5,082	3,592
Change in fair value of warrant liabilities	31,735	1,067	(2,347)
Other adjustments	3,242	4,400	3,786
Adjusted EBITDA	$264,714	$119,176	$78,488

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2022	2021	2020
Net cash provided by operating activities	$305,612	$104,599	$46,781
Less: Maintenance capital expenditures for specialty rental assets	(12,314)	(11,659)	(888)
Discretionary cash flows	$293,298	$92,940	$45,893

Purchase of specialty rental assets	(120,287)	(35,488)	(12,177)
Purchase of property, plant and equipment	(20,556)	(427)	(381)
Receipt of insurance proceeds	-	-	619
Proceeds from sale of specialty rental assets and other property, plant and equipment	615	-	990
Net cash used in investing activities	$(140,228)	$(35,915)	$(10,949)

Proceeds from borrowings on finance and finance lease obligations	-	-	13,437
Principal payments on finance and finance lease obligations	(1,008)	(4,172)	(11,581)
Principal payments on borrowings from ABL	(70,000)	(76,000)	(74,500)
Proceeds from borrowings on ABL	70,000	28,000	42,500
Repayment of Senior Notes	(5,500)	-	-
Payment of issuance costs from warrant exchange	(774)	-	-
Proceeds from issuance of Common Stock from exercise of warrants	80	-	-
Proceeds from issuance of Common Stock from exercise of stock options	225	-	-
Purchase of treasury stock	-	-	(5,318)
Restricted shares surrendered to pay tax liabilities	(121)	(99)	(221)
Net cash used in financing activities	$(7,098)	$(52,271)	$(35,683)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of  December 31, 2022, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Hospitality Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

March 10, 2023

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$181,673	$23,406
Accounts receivable, less allowance for doubtful accounts of $4 and $43, respectively	42,153	28,780
Prepaid expenses and other assets	12,553	8,350
Total current assets	236,379	60,536

Specialty rental assets, net	357,129	291,792
Other property, plant and equipment, net	31,898	11,252
Operating lease right-of-use assets, net	27,298	—
Goodwill	41,038	41,038
Other intangible assets, net	75,182	88,485
Deferred tax asset	—	14,710
Deferred financing costs revolver, net	896	2,159
Other non-current assets	1,907	3,420
Total assets	$771,727	$513,392

Liabilities
Current liabilities:
Accounts payable	$17,563	$11,803
Accrued liabilities	39,642	33,126
Deferred revenue and customer deposits	120,040	27,138
Current portion of operating lease obligations	12,516	—
Current portion of finance lease and other financing obligations (Note 8)	1,135	729
Total current liabilities	190,896	72,796

Other liabilities:
Long-term debt (Note 8):
Principal amount	334,500	340,000
Less: unamortized original issue discount	(971)	(1,681)
Less: unamortized term loan deferred financing costs	(4,681)	(8,107)
Long-term debt, net	328,848	330,212
Long-term finance lease and other financing obligations	1,088	696
Long-term operating lease obligations	11,104	—
Other non-current liabilities	6,309	1,465
Deferred revenue and customer deposits	5,479	7,273
Deferred tax liability	15,172	—
Asset retirement obligations	2,247	2,079
Warrant liabilities	9,737	1,600
Total liabilities	570,880	416,121

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 109,747,366 issued and 100,316,701 outstanding as of December 31, 2022 and 106,367,450 issued and 101,952,683 outstanding as of December 31, 2021.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of December 31, 2022 and 4,414,767 shares as of December 31, 2021.	(23,559)	(23,559)
Additional paid-in-capital	139,287	109,538
Accumulated other comprehensive loss	(2,574)	(2,462)
Accumulated earnings	87,683	13,744
Total stockholders' equity	200,847	97,271
Total liabilities and stockholders' equity	$771,727	$513,392

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2022	2021	2020
Revenue:
Services income	$333,702	$203,134	$132,430
Specialty rental income	168,283	76,909	52,960
Construction fee income	-	11,294	39,758
Total revenue	501,985	291,337	225,148
Costs:
Services	174,200	120,192	109,185
Specialty rental	27,824	16,186	8,843
Depreciation of specialty rental assets	52,833	53,609	49,965
Gross profit	247,128	101,350	57,155
Selling, general and administrative	57,893	46,461	38,128
Other depreciation and amortization	14,832	16,910	15,649
Other expense (income), net	36	880	(723)
Operating income	174,367	37,099	4,101
Interest expense, net	36,323	38,704	40,034
Change in fair value of warrant liabilities	31,735	1,067	(2,347)
Income (loss) before income tax	106,309	(2,672)	(33,586)
Income tax expense (benefit)	32,370	1,904	(8,455)
Net income (loss)	73,939	(4,576)	(25,131)
Other comprehensive income (loss)
Foreign currency translation	(112)	(28)	124
Comprehensive income (loss)	73,827	(4,604)	(25,007)

Weighted average number shares outstanding - basic	97,213,166	96,611,022	96,018,338
Weighted average number shares outstanding - diluted	100,057,748	96,611,022	96,018,338

Net income (loss) per share - basic	$0.76	$(0.05)	$(0.26)
Net income (loss) per share - diluted	$0.74	$(0.05)	$(0.26)

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022, 2021 and 2020

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2019	100,840,162	$10	4,414,767	$(23,559)	$103,178	$(2,558)	$43,451	$120,522

Net loss	—	—	—	—	—	—	(25,131)	(25,131)
Stock-based compensation	330,753	—	—	—	3,594	—	—	3,594
Shares used to settle payroll tax withholding	—	—	—	—	(221)	—	—	(221)
Cumulative translation adjustment	—	—	—	—	—	124	—	124
Balances at December 31, 2020	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888

Net loss	—	—	—	—	—	—	(4,576)	(4,576)
Stock-based compensation	781,768	—	—	—	3,086	—	—	3,086
Shares used to settle payroll tax withholding	—	—	—	—	(99)	—	—	(99)
Cumulative translation adjustment	—	—	—	—	—	(28)	—	(28)
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271

Net income	—	—	—	—	—	—	73,939	73,939
Stock-based compensation	320,607	—	—	—	8,245	—	—	8,245
Shares used to settle payroll tax withholding	—	—	—	—	(121)	—	—	(121)
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(112)	—	(112)
Common Stock issued in warrant exchange	2,996,201	—	—	—	21,320	—	—	21,320
Issuance of Common Stock from exercise of warrants	7,101	—	—	—	80	—	—	80
Issuance of Common Stock from exercise of stock options	56,007	—	—	—	225	—	—	225
Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$73,939	$(4,576)	$(25,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	54,363	55,883	50,870
Amortization of intangible assets	13,302	14,636	14,744
Noncash operating lease expense	10,782	—	—
Accretion of asset retirement obligation	168	(204)	(389)
Amortization of deferred financing costs	4,689	4,338	3,950
Amortization of original issue discount	711	638	557
Change in fair value of warrant liabilities	31,735	1,067	(2,347)
Stock-based compensation expense	19,242	5,084	3,606
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	(101)	383	(205)
Gain on involuntary conversion	—	—	(619)
Deferred income taxes	29,882	469	(8,751)
Provision for loss on receivables, net of recoveries	407	1,630	4,001
Changes in operating assets and liabilities
Accounts receivable	(13,692)	(2,228)	16,267
Related party receivable	—	1,224	(280)
Prepaid expenses and other assets	(10,120)	(1,156)	(2,549)
Accounts payable and other accrued liabilities	6,371	9,926	1,038
Deferred revenue and customer deposits	91,108	16,040	(7,827)
Operating lease obligation	(8,617)	—	—
Other non-current assets and liabilities	1,443	1,445	(154)
Net cash provided by operating activities	305,612	104,599	46,781
Cash flows from investing activities:
Purchase of specialty rental assets	(120,287)	(35,488)	(12,177)
Purchase of property, plant and equipment	(20,556)	(427)	(381)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	615	—	990
Receipt of insurance proceeds	—	—	619
Net cash used in investing activities	(140,228)	(35,915)	(10,949)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,008)	(4,172)	(11,581)
Proceeds from borrowings on finance and finance lease obligations	—	—	13,437
Principal payments on borrowings from ABL	(70,000)	(76,000)	(74,500)
Proceeds from borrowings on ABL	70,000	28,000	42,500
Repayment of Senior Notes	(5,500)	—	—
Payment of issuance costs from warrant exchange	(774)	—	—
Proceeds from issuance of Common Stock from exercise of warrants	80	—	—
Proceeds from issuance of Common Stock from exercise of stock options	225	—	—
Restricted shares surrendered to pay tax liabilities	(121)	(99)	(221)
Purchase of treasury stock	—	—	(5,318)
Net cash used in financing activities	(7,098)	(52,271)	(35,683)

Effect of exchange rate changes on cash and cash equivalents	(19)	14	(9)

Net increase in cash and cash equivalents	158,267	16,427	140
Cash and cash equivalents - beginning of year	23,406	6,979	6,839
Cash and cash equivalents - end of year	$181,673	$23,406	$6,979

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$32,653	$33,766	$35,600
Income taxes paid, net of refunds received	$4,865	$765	$1,273
Decrease in accrued capital expenditures	$1,864	$862	$3,487
Operating lease liabilities arising from obtaining operating lease assets	$(32,501)	$—	$—

Non-cash investing and financing activity:
Non-cash capital contribution - warrant liabilities from warrant exchange	$23,598	$—	$—
Non-cash change in accrued issuance costs from warrant exchange	$(1,504)	$—	$—
Non-cash change in finance lease obligations	$(1,881)	$(1,780)	$—

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

The Company, whose securities are listed on the Nasdaq Capital Market, together with its 100% owned subsidiaries, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), and Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”), serve as the holding companies for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target” or “TLM”) and RL Signor Holdings, LLC and its subsidiaries (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 65% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors in Platinum Eagle’s private placement transaction, and other public shareholders.

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

	Years Ended December 31,
	2022	2021	2020
Balances at Beginning of Year	$43	$2,977	$989
Charges to bad debt expense	1,052	1,877	4,821
Recoveries	(645)	(247)	(820)
Write-offs	(446)	(4,564)	(2,013)
Balances at End of Year	$4	$43	$2,977

Charges to bad debt expense, net of recoveries for the period are included within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Prepaid Expenses and Other Assets

Prepaid expenses of approximately $8.6 million and $5.0 million at December 31, 2022 and 2021, respectively, primarily consist of insurance, taxes, rent, deposits and permits.  Prepaid insurance, rent, and permits are amortized over the related term of the respective agreements. Prepaid taxes are recognized as expense over the related future tax period. Other assets of approximately $3.9 million and $3.4 million at December 31, 2022 and 2021, respectively, primarily consist of $1.9 million and $1.8 million of deposits as of December 31, 2022 and 2021, respectively, and $2.0 million and $1.6 million of hospitality inventory as of December 31, 2022 and 2021, respectively.  Inventory, primarily consisting of food and beverages, is accounted for by the first-in, first-out method and is stated at the lower of cost and net realizable value.

Concentrations of Credit Risk

In the normal course of business, the Company grants credit to its customers based on credit evaluations of their financial condition and generally requires no collateral or other security. Major customers are defined as those individually comprising more than 10.0% of the Company’s revenues or accounts receivable. For the year ended December 31, 2022, the Company had two customers who accounted for 60.6% and 11.1% of revenues, respectively. The largest customers accounted for 12% and 11% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2022.

For the year ended December 31, 2021, the Company had two customers representing 34.7% and 18.9% of total revenues, respectively. The largest customers accounted for 15% and 10% of accounts receivable, respectively, at December 31, 2021.

For the year ended December 31, 2020, the Company had two customers representing 28.1%  and 18.6% of total revenues, respectively.

Major suppliers are defined as those individually comprising more than 10.0% of the annual goods purchased. For the years ended December 31, 2022 and 2021, the Company had one major supplier representing 13.4% and 15.3% of goods purchased, respectively. For the year ended December 31, 2020, the Company had three major suppliers, representing 16.2%, 10.3%, and 10.2% of goods purchased, respectively.

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

Depreciation is computed using the straight-line method over estimated useful lives and considering the residual value of those assets. The estimated useful life of modular units is 15 years. The estimated useful life of site work (above ground and below ground infrastructure) is 5 years. The estimated useful life of furniture and fixtures is 7 years. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Depreciation methods, useful lives and residual values are adjusted prospectively, if a revision is determined to be appropriate.

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

Depreciation is computed using the straight-line method over estimated useful lives, as follows:

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

Assets Held for Sale

Management considers an asset to be held for sale when management approves and commits to a formal plan to actively market the asset for sale and it is probable that the sale will be completed within twelve months.  A sale may be considered probable when a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as held for sale, management records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and management stops recording depreciation expense. As of December 31, 2022, no assets were considered held for sale.

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

Deferred Financing Costs Revolver, net

Deferred financing costs revolver are associated with the issuance of the ABL Facility and the Algeco ABL facility (“Algeco ABL Facility”) discussed in Note 8. Such costs are amortized over the contractual term of the line-of-credit through initial maturity using the straight-line method. Amortization expense of deferred financing costs revolver is included in interest expense, net in the consolidated statement of comprehensive income (loss).

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuance of the 2024 Senior Secured Notes discussed in Note 8. The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the 2024 Senior Secured Notes on the consolidated balance sheets. Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original discounts are associated with the issuance of the 2024 Senior Secured Notes discussed in Note 8 and are recorded as direct deductions to the principal amount of the 2024 Senior Secured Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expected timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income (loss). The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.2 million and $2.1 million as of December 31, 2022 and 2021, respectively, which represents the present value of the estimated future cost of these AROs of approximately $2.7 million.  Accretion expense of approximately $0.2 million,  ($0.2) million and ($0.4) million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Revenue Recognition

The Company derives revenue from specialty rental and hospitality services, specifically lodging and related ancillary services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with the customers. Certain arrangements contain a lease of lodging facilities to customers. The leases are accounted for as an operating lease under the authoritative guidance for leases and are recognized as income is earned over the term of the lease agreement.

Because performance obligations related to specialty rental and hospitality services are satisfied over time, the majority of our revenue is recognized on a daily basis, for each night a customer stays, at a contractual day rate. Our customers typically contract for accommodation services under committed contracts with terms that most often range from several months to multiple years. Our payment terms vary by type and location of our customer and the service offered.  The time between invoicing and when payment is due is not significant.

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

Warrant Liabilities

We evaluated the warrants issued by Platinum Eagle, our legal predecessor, to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the provisions in the Private Warrant agreement provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such a provision would preclude the warrant from being classified in equity. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of comprehensive income (loss) at each reporting date. The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace as described in Note 11. The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting related to changes in the fair value of the Private Warrants recognized.

Stock-Based Compensation

The Company sponsors an equity incentive plan, the Target Hospitality Corp. 2019 Incentive Award Plan, as amended (the “Plan”), in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”), performance stock unit awards (“PSUs”) and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. Liability classified RSUs are valued based on the fair value of the stock at each reporting period until the date of settlement or until they become equity classified, whichever occurs first, with changes in fair value recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  The fair value of the stock options is calculated using the Black-Scholes option-pricing model and the fair value of the PSUs that are based on market conditions (“Market-Based PSUs”) are calculated using a Monte Carlo simulation while the fair value of the RSUs and performance-based PSUs not based on market conditions (“Performance-Based PSUs”) are calculated based on the Company’s share price on the grant-date and the assessment of the probability of achieving defined performance measures for Performance-Based PSUs.  The resulting compensation expense is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Similarly, for time-based awards subject to graded vesting, compensation expense is recognized on a straight-line basis over the service period.  For Market-Based PSUs, the probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Market-Based PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.  Forfeitures are accounted for as they occur. The Plan also includes Stock Appreciation Rights awards (“SARs”) issued to certain of the Company’s executive officers and other employees.  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the compensation committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price.  Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards that are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets at fair value and are remeasured at fair value each reporting period until the date of settlement using the Black-Scholes option pricing model.  Changes in the estimated fair value of the SARs along with the resulting cost is recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee is required to provide service in exchange for the SARs, usually the vesting period.  Forfeitures are accounted for as they occur. Refer to Note 18 for further details of activity related to the Plan.

Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost.  We use the weighted average purchase price to determine the cost of treasury stock that is reissued, if any.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revised existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to prior accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to prior accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. Topic 842 allows an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to adopt under the new optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date.

The Company adopted Topic 842, along with its related clarifications and amendments, on the effective date of January 1, 2022 to be presented in the consolidated financial statements for the year ended December 31, 2022 in this Annual Report on Form 10-K using the modified retrospective transition approach, whereby the Company elected the transition option to the new standard that allows entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative period presented in its financial statements. For leases with an initial term of 12 months or less, the Company will not recognize a right-of-use asset and a lease liability on the consolidated balance sheet and lease expense will be recognized on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient nor the land easements practical expedient as the latter is not applicable to the Company given all of the Company’s land leases were previously identified as leases and were accounted for as such under ASC 840. In addition, the Company elected the following practical expedients in adopting the new standard:

●	The Company elected the package of practical expedients that allows the Company to not reassess:
(i)	whether any expired or existing contracts meet the definition of a lease;
(ii)	the lease classification for any expired or existing leases; and
(iii)	the initial direct costs for any existing leases.
●	The Company elected the lessee practical expedient to make an accounting policy election by class of underlying asset to not separate non-lease components from lease components and instead to account for each separate lease component and non-lease components associated with that lease component as a single lease component.

Lessee Perspective: Adoption of the new standard resulted in the Company recording net balance sheet adjustments for right-of-use (“ROU”) assets, net and related lease obligations totaling $16.6 million and $16.6 million for its operating leases, respectively, primarily related to the leasing of land, and certain community units. The adjustments related to operating leases affected the Company’s January 1, 2022 consolidated balance sheet as follows:

	Balance		Balance
	Pre-Adoption	Adjustments	Post-Adoption
Operating lease right-of-use assets, net	$-	$16,574	$16,574
Total asset adjustments		$16,574
Operating lease obligations, current and long-term	$-	$16,574	$16,574
Total liability adjustments		$16,574

Upon adoption of the new standard, the Company reclassified amounts related to its finance leases, which relate to commercial-use vehicles, as follows:

	Balance		Balance
	Pre-Adoption	Adjustments	Post-Adoption
Other property, plant and equipment, net	$1,494	$-	$1,494
Total asset adjustments		$-
Finance lease and other financing obligations, current and long-term	$-	$1,411	$1,411
Capital lease and other financing obligations, current and long-term	$1,411	(1,411)	$-
Total liability adjustments		$-

The adoption of this standard had no impact to the Company’s consolidated statements of comprehensive income (loss), no impact to the consolidated statement of changes in stockholders’ equity, and it had no impact to net cash provided by operating activities, net cash used in investing activities, or net cash used in financing activities in the accompanying consolidated statements of cash flows, other than certain presentation changes within the consolidated statement of cash flows.

The Company determines if a contract is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than 12 months, the Company records a ROU asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease. As a lessee in a lease contract, the Company recognizes a ROU asset and a lease liability on the consolidated balance sheet. The Company is a lessee in a variety of lease contracts, such as land, building, real estate, modular units, equipment and vehicle leases. The Company classifies its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense using the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease right-of-use asset being amortized into other depreciation and amortization expense in the accompanying consolidated statement of comprehensive income (loss) using the straight-line method over the term of the lease. Operating lease obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on information available at the commencement date in determining the present value of lease payments over the lease term. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined its IBR for each lease by using the IBR in effect as of the start of the quarter of the lease commencement date (or ASC 842 transition date of January 1, 2022, whichever comes sooner). In order to estimate the Company’s IBR, the Company first looks to its own unsecured debt offerings, and adjusts the rate for both length of term and secured borrowing using available market data as well as consultations with leading national financial institutions that are active in the issuance of both secured and unsecured notes.

Operating ROU assets are recognized at the lease commencement date, and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgment to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. Certain lease contracts may include an option to purchase the leased property, which is at the Company's sole discretion. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants. The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating or finance lease ROU assets were impaired during 2022.

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment for items such as common area maintenance, real estate taxes, utilities, operating expenses, insurance, personal property expense, or other related charges all of which are recognized as variable lease expense, when incurred, in the consolidated statement of comprehensive income (loss). The variable lease expense incurred by the Company was not based on an index or rate.

Lessor Perspective: For lease agreements in which the Company is the lessor, the Company analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues as all of our leases are operating leases, which will continue to result in the same recognition pattern for rental income as was done prior to adopting this new leasing standard. Upon adoption, the Company analyzed the lease and nonlease components of its lease agreements and determined that the timing and pattern of transfer for both components are the same. In addition, the leases will continue to qualify as operating leases and the Company will account for and present the lease component under ASC 842 and the nonlease component under ASC 606. Refer to Note 2 for the breakout of revenue under each standard.

Refer to Notes 13 and 14 for additional lease disclosures.

Recently Issued Accounting Standards

The Company meets the definition of an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In reliance on exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such standards. As such, compliance dates included below pertain to non-issuers, and as permitted, early adoption dates are indicated.  These standards will be effective for the Company on January 1, 2023.

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

2. Revenue

Total revenue under contracts recognized under Topic 606 was approximately $333.7 million for the year ended December 31, 2022, while $168.3 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2022. Total revenue under contracts recognized under Topic 606 was $214.4 million for the year ended December 31, 2021, while $76.9 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2021. Total revenue under contracts recognized under Topic 606 was $172.2 million for the year ended December 31, 2020, while $53.0 million was specialty rental income subject to the guidance of ASC 840 for the year ended December 31, 2020.

The following table disaggregates our services and construction fee revenues by our four reportable segments as well as the All Other category: HFS – South, HFS – Midwest, Government, TCPL Keystone, and All Other for the years indicated below:

	For the Years Ended December 31,
	2022	2021	2020
Hospitality & Facilities Services – South
Services income	$126,135	$108,183	$98,888
Total Hospitality & Facilities Services – South revenues	126,135	108,183	98,888

Hospitality & Facilities Services – Midwest
Services income	$6,168	$4,150	$6,605
Total Hospitality & Facilities Services – Midwest revenues	6,168	4,150	6,605

Government
Services income	$198,249	$88,115	$23,538
Total Government revenues	198,249	88,115	23,538

TCPL Keystone
Services income	$-	$989	$2,153
Construction fee income	-	11,294	39,758
Total TCPL Keystone revenues	-	12,283	41,911

All Other
Services income	$3,150	$1,696	$1,247
Total All Other revenues	3,150	1,696	1,247

Total services and construction fee revenues	$333,702	$214,427	$172,189

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy (the “Termination and Settlement Agreement”), which effectively terminated the Company’s contract with TC Energy that was originated in 2013. The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments). Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee of approximately $5.0 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement.  All such revenue is recognized in construction fee income within the TCPL Keystone segment included in the above table as well as in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2022. No further revenue will be generated from the 2013 contract and as of December 31, 2022, there are no unrecognized deferred revenue amounts or costs for incomplete projects related to this contract following such termination.

The Company routinely monitors the financial stability of our customers, which involves a high degree of judgment in assessing customers’ historical time to pay, financial condition and various customer-specific factors.

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as an advanced payments for community builds, and mobilization of asset activities related to community expansions that are being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For the Years Ended December 31,
	2022	2021	2020

Balances at Beginning of Year	$34,411	$18,371	$26,199
Additions to deferred revenue	172,760	127,391	12,907
Revenue recognized	(81,652)	(111,351)	(20,735)
Balances at End of Year	$125,519	$34,411	$18,371

As of December 31, 2022, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2023	2024	2025	2026	Total
Revenue expected to be recognized as of December 31, 2022	$181,759	$19,068	$18,775	$14,044	$233,646

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	December 31,	December 31,
	2022	2021
Specialty rental assets	$698,095	$582,527
Construction-in-process	4,653	3,557
Less: accumulated depreciation	(345,619)	(294,292)
Specialty rental assets, net	$357,129	$291,792

There were no specialty rental assets under finance lease as of as of December 31, 2022 and 2021, respectively. Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the year ended December 31, 2020, the Company disposed of assets with accumulated depreciation of approximately $9 million along with the related gross cost of approximately $10 million.  These disposals were associated with a sale of assets with a net book value of approximately $0.8 million as well as fully depreciated asset retirement costs.  The asset sale resulted in a loss on the sale of assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2020.

On October 1, 2021, the Company purchased a group of assets consisting primarily of modular units for $6.2 million, which was funded by cash on hand as of the acquisition date. The assets were previously leased from the seller to service the Company’s Government segment, and effective with the purchase, the lease was terminated. These assets are included in the Specialty rental assets group in the table above and will continue to be used in the Company’s Government segment discussed in Note 20.  No personnel were assumed as a part of this transaction.

In September of 2022, the Company purchased land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $22.3 million, of which approximately $18.7 million is included within this assets group, to support growth of the Government segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets as noted above. No personnel were assumed as a part of this transaction.

4. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	December 31,	December 31,
	2022	2021
Land	$28,483	$9,163
Buildings and leasehold improvements	769	191
Machinery and office equipment	1,581	1,300
Other	7,341	5,347
	38,174	16,001
Less: accumulated depreciation	(6,276)	(4,749)
Total other property, plant and equipment, net	$31,898	$11,252

Depreciation expense related to other property, plant and equipment was approximately $1.5 million, $2.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

Included in other property, plant and equipment, net are certain assets under finance lease. The gross cost of the assets under finance lease was approximately $5.0 million and $3.1 million as of December 31, 2022 and 2021, respectively. The accumulated depreciation related to assets under capital leases totaled approximately $2.6 million and $1.6 million as of December 31, 2022 and 2021, respectively. Such amounts under finance lease are included in the other category in the above table as of December 31, 2022 and 2021, respectively.

In June of 2022, the Company purchased land for approximately $15.5 million to support growth of the Government segment, which was funded by cash on hand. The land is included in the other property, plant and equipment assets group in the table above.

In September of 2022, the Company purchased land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $22.3 million, of which approximately $3.6 million is included within this assets group for the land, to support growth of the Government segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets as noted above. No personnel were assumed as a part of this transaction.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS – South
Balance at December 31, 2020	$41,038
Changes in Goodwill	-
Balance at December 31, 2021	41,038
Changes in Goodwill	-
Balance at December 31, 2022	$41,038

In connection with our annual assessment on October 1, we performed a qualitative assessment based on information currently available in determining if it was more likely than not that the fair value of the Company’s HFS – South reporting unit was less than the carrying amount. This assessment considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, other qualitative key events and circumstances, including the macroeconomic environment, the industry, market conditions, cost factors, and events specific to the reporting unit.  Based on the results of this qualitative assessment, management concluded that it is not more likely than not that the fair value of the Company's HFS – South reporting unit was less than its carrying amount.

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	December 31, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.6	$128,907	$(70,125)	$58,782
Total		128,907	(70,125)	58,782
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(70,125)	$75,182

	December 31, 2021
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	5.6	$128,907	$(56,822)	$72,085
Total		128,907	(56,822)	72,085
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(56,822)	$88,485

During the year ended December 31, 2022, certain customer relationship intangible assets became fully amortized. The aggregate amortization expense for intangible assets subject to amortization was $13.3 million, $14.6 million and $14.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of December 31, 2022 for each of the next five years and thereafter is as follows:

2023	$12,881
2024	12,881
2025	12,881
2026	12,285
2027	7,676
Thereafter	178
Total	$58,782

6. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems.  As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	December 31,	December 31,
	2022	2021
Cloud computing implementation costs	$7,198	$7,198
Less: accumulated amortization	(5,357)	(3,844)
Other non-current assets	$1,841	$3,354

Such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.5 million, $2.2 million, and $1.7 for the years ended December 31, 2022, 2021, and 2020, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	December 31,	December 31,
	2022	2021
Employee accrued compensation expense	$11,873	$12,473
Other accrued liabilities	18,230	11,033
Accrued interest on debt	9,539	9,620
Total accrued liabilities	$39,642	$33,126

Other accrued liabilities in the above table relates primarily to accrued utilities, rent, real estate and sales taxes, state income taxes, liability-based stock compensation awards (see Note 18), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”). The Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the Notes. Refer to table below for a description of the amounts related to the Notes.

	Principal	Unamortized Original Issue Discount	Unamortized Deferred Financing Costs
9.50% Senior Secured Notes, due 2024	$334,500	$971	$4,681

If Arrow Bidco undergoes a change of control or sells certain of its assets, Arrow Bidco may be required to offer to repurchase the Notes. On or after March 15, 2021, Arrow Bidco at its option, may redeem the Notes, in whole or part, upon not less than fifteen (15) and not more than sixty (60) days’ prior written notice to holders and not less than twenty (20) days’ prior written notice to the trustee (or such shorter timeline as the trustee may agree), at the redemption price expressed as percentage of principal amount set forth below, plus accrued and unpaid interest thereon but not including the applicable redemption date (subject to the right of Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 12-month period beginning March 15 of each of the years set below.

Redemption
Year	Price
2022	102.375%
2023 and thereafter	100.000%

The Notes are unconditionally guaranteed by Topaz and each of Arrow Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note Guarantors are either borrowers or guarantors under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Arrow Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the ABL Facility (as defined below).

The Notes contain certain negative covenants, including limitations that restrict Arrow Bidco’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit Arrow Bidco and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to Arrow Bidco or any restricted subsidiary of Arrow Bidco; selling, leasing or transferring any of its property or assets to Arrow Bidco or any restricted subsidiary of Arrow Bidco; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction.

In connection with the issuance of the Notes, there was an original issue discount of $3.3 million and the unamortized balance of $1.0 million is presented on the face of the consolidated balance sheet as of December 31, 2022 as a reduction of the principal. The discount is amortized over the life of the Notes using the effective interest method.

Arrow Bidco’s ultimate parent, Target Hospitality, has no significant independent assets or operations except as included in the guarantors of the Senior Secured Notes, the guarantees under the Notes are full and unconditional and joint and several, and any subsidiaries of Target Hospitality that are not subsidiary guarantors of the Notes are minor.  There are also no significant restrictions on the ability of Target Hospitality or any guarantor to obtain funds from its subsidiaries by dividend or loan. See discussion of certain negative covenants above. Therefore, pursuant to the SEC Rules, no individual guarantor financial statement disclosures are deemed necessary.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of $2.2 million of finance leases. The finance leases pertain to leases entered into during 2019 through 2022, for commercial-use vehicles with 36-month terms expiring through 2025. Refer to Note 13 for further discussion of finance leases, including the weighted average discount rate applicable to these finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2021, primarily consisted of $1.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019 (the “Closing Date”), Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”). The historical debt of Arrow Bidco, Target and their respective subsidiaries under the Algeco ABL Facility was settled on March 15, 2019. During the year ended December 31, 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available, which reduced the outstanding balance to $0 as of December 31, 2021. During the year ended December 31, 2022, $70 million was drawn and $70 million was repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2022.

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

The obligations under the ABL Facility are unconditionally guaranteed by Topaz and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Arrow Bidco (together with Topaz, the “ABL Guarantors”), other than certain excluded subsidiaries. The ABL Facility is secured by (i) a first priority pledge of the equity interests of Topaz, Arrow Bidco, Target, and Signor (the “Borrowers) and of each direct, wholly-owned US organized restricted subsidiary of any Borrower or any ABL Guarantor, (ii) a first priority pledge of up to 65% of the voting equity interests in each non-US restricted subsidiary of any Borrower or ABL Guarantor and (iii) a first priority security interest in substantially all of the assets of the Borrower and the ABL Guarantors (in each case, subject to customary exceptions).

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	December 31,	December 31,
	2022	2021
Finance lease and other financing obligations (Note 13)	$2,223	$1,425
ABL Facility	—	—
9.50% Senior Secured Notes due 2024, face amount	334,500	340,000
Less: unamortized original issue discount	(971)	(1,681)
Less: unamortized term loan deferred financing costs	(4,681)	(8,107)
Total debt, net	331,071	331,637
Less: current maturities	(1,135)	(729)
Total long-term debt	$329,936	$330,908

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	For the Years Ended December 31,
	2022	2021	2020
Interest incurred on finance lease and other financing obligations	$72	$58	$131
Interest expense incurred on ABL Facility and Notes	33,464	33,670	35,396
Amortization of deferred financing costs on ABL facilities and Notes	4,605	4,338	3,950
Amortization of original issue discount on Notes	711	638	557
Interest capitalized	(983)	—	—
Interest income	(1,546)	—	—
Interest expense, net	$36,323	$38,704	$40,034

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the Notes in 2019, which are included in the carrying value of the Notes as of December 31, 2022 and 2021. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of December 31, 2022 and 2021. Accumulated amortization expense related to the deferred financing costs was approximately $11.2 million and $7.8 million as of December 31, 2022 and 2021, respectively.  Accumulated amortization of the original issue discount was approximately $2.3 million and $1.6 million as of December 31, 2022 and 2021, respectively.

The Company also incurred deferred financing costs associated with the ABL Facility in the amount of approximately $3.9 million, which are capitalized and presented on the consolidated balance sheet as of December 31, 2022 and 2021 within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

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

Accumulated amortization related to revolver deferred financing costs for both the Algeco ABL Facility and ABL Facility was approximately $4.8 million and $3.7 million as of December 31, 2022 and 2021, respectively.

Refer to the components of interest expense table in Note 8 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2022, 2021 and 2020, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below. Refer to Note 13 for additional information on our finance lease obligations, including contractual terms.

The schedule of future maturities as of December 31, 2022 consists of the following:

2023	$1,135
2024	335,256
2025	332
Total	$336,723

9. Warrant Liabilities

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from Platinum Eagle an aggregate of 5,333,334 Private Warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement that occurred simultaneously with the completion of its initial public offering. Each Private Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from Platinum Eagle’s initial public offering and was held in the Trust Account until the formation of the Company on March 15, 2019. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the formation of the Company on March 15, 2019, and they may be exercised on a cashless basis and are non-redeemable so long as they are held by the initial purchasers of the Private Warrants or their permitted transferees.

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately $31.7 million, $1.1 million, and ($2.4) million during the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2021, the Company had 5,333,334 Private Warrants issued and outstanding. On December 22, 2022, holders exchanged 3,800,000 Private Warrants for shares of Common Stock resulting in the estimated fair value of these exchanged Private Warrants being reclassified to additional paid-in-capital within the stockholders’ equity section in the accompanying consolidated balance sheet as more fully discussed in the “Warrant Exchange” section included in Note 17. As of December 31, 2022, the Company had 1,533,334 Private Warrants issued and outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	December 31,	December 31,
	2022	2021
Warrant liabilities	$9,737	$1,600
Total	$9,737	$1,600

10. Income Taxes

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2022	2021	2020
Domestic
Current	$2,488	$1,365	$296
Deferred	29,882	469	(8,751)

Foreign
Current	—	70	—
Deferred	—	—	—
Total income tax expense (benefit)	$32,370	$1,904	$(8,455)

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31:

	2022	2021	2020
Statutory income tax expense (benefit)	$22,325	$(561)	$(7,053)
State tax expense	2,797	1,120	(450)
Effect of tax rates in foreign jurisdictions	(28)	30	(17)
Change in fair value of warrant liabilities	6,664	224	(494)
Transaction costs	—	—	(899)
Valuation allowances	310	452	(279)
Compensation	383	500	201
Other	(81)	139	536
Reported income tax expense (benefit)	$32,370	$1,904	$(8,455)

Income tax expense (benefit) was $32.4 million, $1.9 million and $ (8.5) million for the years ended December 31, 2022, 2021 and 2020, respectively. The effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 30.4%, (71.3)% and 25.2%, respectively.  The fluctuation in the rate for the years ended December 31, 2022, 2021 and 2020, respectively, results primarily from the relationship of year-to-date income (loss) before income tax, the fluctuation in the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation during each of the years ended December 31, 2022, 2021, and 2020.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards.

Significant components of the deferred tax assets and liabilities for the Company are as follows:

	2022	2021
Deferred tax assets (liabilities)
Stock-based compensation	$4,793	$1,182
Deferred revenue	1,621	7,779
Intangible assets	9,157	9,640
Tax loss carryforwards	30,649	34,303
Operating lease obligations	5,152	—
Interest carryforwards	4,997	—
Other - net	23	402
Deferred tax assets gross	56,392	53,306
Valuation allowance	(4,486)	(4,176)
Net deferred income tax asset	51,906	49,130

Deferred tax liabilities
Rental equipment and other plant, property and equipment	(60,771)	(33,709)
Operating lease right-of-use assets	(5,955)	—
Software	(352)	(711)
Deferred tax liability	(67,078)	(34,420)
Net deferred income tax asset (liability)	$(15,172)	$14,710

Tax loss carryovers for federal and foreign income tax purposes totaled $136.9 million at December 31, 2022 as shown in the below table.  Approximately $6.7 million of these foreign income tax loss carryovers expire between 2023 and 2043. The remaining $130.2 million of federal income tax loss carryovers do not expire. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as changes in ownership of the Company. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the United States related deferred tax assets will be realized.

The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. A valuation allowance has been established against the deferred tax assets to the extent it is not more likely than not they will be realized.

			Valuation
	2022	Expiration	Allowance
United States	$130,212	Unlimited	—%
Canada	6,123	2023-2043	100%
Mexico	527	2024-2033	100%
Total	$136,862

Unrecognized Tax Positions

No amounts have been accrued for uncertain tax positions as of December 31, 2022 and 2021. However, management's conclusion regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2022 and 2021 and does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.

The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of the statute of limitations for assessing additional taxes, which generally ranges from two to five years. Therefore, as of December 31, 2022, tax years for 2016 through 2022 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2022		December 31, 2021
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(328,848)	$(335,403)	$(330,212)	$(348,075)

Recurring fair value measurements

Level 3 Disclosures:

There were 1,533,334 and 5,333,334 Private Warrants outstanding as of December 31, 2022 and 2021, respectively. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $6.35 and $0.30 as of December 31, 2022 and 2021, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		December 31,	December 31,
		2022	2021
Exercise Price		$11.50	$11.50
Stock Price		$15.14	$3.56
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		1.20	2.20
Risk-Free Interest Rate	%	4.56%	0.78
Expected Volatility	%	70.00%	64.00
Per Share Value of Warrants		$6.35	$0.30

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2021:

Private Placement Warrants
Balance at December 31, 2020	$533
Change in fair value of warrant liabilities	1,067
Balance at December 31, 2021	$1,600

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2022:

Private Placement Warrants
Balance at December 31, 2021	$1,600
Change in fair value of warrant liabilities	31,735
Additional paid-in-capital reclass for warrant exchange (Note 17)	(23,598)
Balance at December 31, 2022	$9,737

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2022 and 2021, respectively.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

Refer to Note 13 for disclosure regarding future minimum lease payments over the next five years and thereafter at December 31, 2022, by year and in the aggregate, under non-cancelable operating leases.

13. Leases

Lessee Accounting

The Company has both finance and operating leases. The finance leases are solely comprised of the Company’s commercial-use vehicles, maturing in dates ranging from 2023 to 2025, including expected renewal options. Including all renewal options available to the Company, the lease maturity date may extend on a month-to-month basis for an unlimited period of time. Operating leases consist of land, building, office, certain community units, and equipment leases, maturing in dates ranging from 2023 to 2027, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2118.

Leases were included on the Company’s consolidated balance sheet as follows:

December 31,
Finance Lease:	2022
Right-of-use assets, net(1)	$2,313
Current portion of finance lease obligations(2)	$1,135
Long-term finance lease obligations(3)	1,088
Total lease obligation	$2,223
Weighted average remaining lease term	2.2 Years
Weighted average discount rate	6.30%
Operating Leases:
Right-of-use assets, net(4)	$27,298
Current portion of operating lease obligations	$12,516
Long-term operating lease obligations	11,104
Total lease obligations(4)	$23,620
Weighted average remaining lease term	2.8 Years
Weighted average discount rate	5.37%
(1)	Finance lease right-of-use assets, net are included in other property, plant and equipment, net on the Company's consolidated balance sheet.
(2)	Current portion of finance lease obligations are included in current portion of finance lease and other financing obligations on the Company's consolidated balance sheet. As of December 31, 2022, this financial statement line item is solely comprised of the current portion of finance lease obligations given the current portion of other financing obligations is $0.
(3)	Long-term finance lease obligations are included in long-term finance lease and other financing obligations on the Company's consolidated balance sheet. As of December 31, 2022, this financial statement line items is solely comprised of the long-term finance lease obligations given the long-term other financing obligations is $0.
(4)	The difference between the operating lease right-of-use assets, net and operating lease obligations, current and long-term, as of December 31, 2022 primarily relates to approximately $3.7 million of unamortized prepaid delivery and installation costs that were paid at or before lease commencement and capitalized to the right-of-use assets in accordance with ASC 842.

The components of lease expense were as follows:

2022
Finance lease cost:
Amortization of right-of-use asset	$2,647
Interest on lease obligations	72
Total finance lease cost	$2,719
Operating lease cost	$11,927
Short-term lease cost	$8,308
Variable lease cost(1)	$1,789
(1)	Consists primarily of common area maintenance, real estate taxes, utilities, operating expenses and insurance for real estate leases; insurance and personal property expense for equipment leases; and certain vehicle related charges for finance leases. The amount of variable lease costs disclosed above also includes approximately $0.3 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 and long-term leases that terminated within 3 months of the implementation date (January 1, 2022) with an average lease term of approximately 1.6 years.

Supplemental cash flow information related to leases was as follows:

2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$72
Operating cash flows from operating leases(1)	$15,605
Financing cash flows from finance leases	$1,008
(1)	Includes approximately $5.9 million of prepaid delivery and installation costs that were paid at or before lease commencement and capitalized to the right-of-use assets in accordance with ASC 842.

Future maturities of the Company’s finance and operating lease obligations at December 31, 2022 were as follows:

	Finance Lease	Operating Leases
2023	$1,166	$12,942
2024	850	4,654
2025	383	4,012
2026	-	3,283
2027	-	608
Total lease payments	2,399	25,499
Less: interest(1)	(176)	(1,879)
Present value of lease obligations	$2,223	$23,620
(1)	Calculated using the appropriate discount rate for each lease.

Rent expense included in services costs in the consolidated statements of comprehensive income (loss) for cancelable and non-cancelable operating leases was $13.9 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively. Rent expense included in the selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss) for cancelable and non-cancelable operating leases was $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Prior to the Company’s adoption of the new leases standard, as of December 31, 2021, capital lease assets were included in other property, plant and equipment, net on the Company’s consolidated balance sheets as follows:

December 31,
2021
Gross capital lease asset - vehicles	$3,079
Accumulated Depreciation	(1,627)
Net capital lease assets	1,452

Prior to the Company’s adoption of the new leases standard, as of December 31, 2021, future minimum undiscounted operating lease payments, along with the aggregate annual principal maturities of capital lease obligations were as follows:

Operating Leases
2022	$5,003
2023	4,514
2024	4,118
2025	3,593
2026	2,874
Thereafter	376
Total operating lease payments	$20,478

Capital Leases
2022	$729
2023	503
2024	193
Total capital lease payments	$1,425

14. Rental Income

Lessor Accounting

Certain arrangements contain a lease of lodging facilities (Lodges) to customers. Rental income from these leases for 2022, 2021 and 2020 was approximately $168.3 million, $76.9 million and $53.0 million, respectively. Each Lodge is leased exclusively to one customer and is accounted for as an operating lease under the authoritative guidance for leases. Revenue related to these lease arrangements is reflected as specialty rental income in the consolidated statements of comprehensive income (loss).

Scheduled future minimum lease payments to be received by the Company as of December 31, 2022 for each of the next five years is as follows:

2023	$176,486
2024	34,392
2025	34,300
2026	25,657
Total	$270,835

The leased assets consists primarily of specialty rental assets with a gross cost of approximately $199.8 million and $133.5 million as of December 31, 2022 and 2021, respectively, with accumulated depreciation of approximately $90.8 million and $76.8 million as of December 31, 2022 and 2021, respectively.  The leased assets have a balance net of accumulated depreciation of approximately $109.0 million and $56.7 million as of December 31, 2022 and 2021, respectively, and are included within specialty rental assets, net in the accompanying consolidated balance sheets.  Such assets are depreciated on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. The corresponding depreciation expense was $14.0 million in 2022, $15.7 million in 2021, and $11.0 million in 2020 and is recognized within depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss).

15. Related Parties

During the years ended December 31, 2022, 2021 and 2020, respectively, the Company incurred $0.0 million, $0.6 million and $0.8 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). The underlying commission agreement driving these charges expired in 2021 and was not renewed; therefore, no amounts were accrued for these commissions as of December 31, 2022 and December 31, 2021, respectively.

Prior to the closing of the formation of the Company, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target’s former parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the formation of the Company, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The Company and Algeco Global are each majority owned by TDR Capital. The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The reimbursement income generated from this agreement for the year ended December 31,

2020 amounted to approximately $1.1 million and is included in the other expense (income), net line within the consolidated statement of comprehensive income (loss). The agreement terminated on December 31, 2020 and was not renewed; therefore, no amounts were reimbursed and no reimbursement income was recognized within the consolidated statement of comprehensive income (loss) for the years ended December 31, 2022 and December 31, 2021, respectively, and no amounts are recorded as a related party receivable on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. The related party receivable amount of approximately $1.2 million that was reported on the consolidated balance sheet as of December 31, 2020 was paid in full in March of 2021 and is reflected as an operating cash inflow and included as a component of net cash provided by operating activities within the accompanying consolidated statement of cash flows for the year ended December 31, 2021.  No further income or cash flows are expected from this reimbursement arrangement.

16. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Years Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Numerator
Net income (loss) attributable to Common Stockholders - basic	$73,939	$(4,576)	$(25,131)
Net income (loss) attributable to Common Stockholders - diluted	$73,939	$(4,576)	$(25,131)

Denominator
Weighted average shares outstanding - basic	97,213,166	96,611,022	96,018,338
Dilutive effect of outstanding securities:
PSUs	466,563	-	-
Stock options	518,409	-	-
RSUs	1,859,610	-	-
Weighted average shares outstanding - diluted	100,057,748	96,611,022	96,018,338

Net income (loss) per share - basic	$0.76	$(0.05)	$(0.26)
Net income (loss) per share - diluted	$0.74	$(0.05)	$(0.26)

5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow subject to release pursuant to the terms of the earnout agreement entered into in connection with the formation of the Company by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company (the “Earnout Agreement”). Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they were in escrow. Given that the Founders were not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares were not included in the basic and diluted LPS calculations for the years ended December 31, 2021 and 2020. In accordance with the Earnout Agreement, as of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury. As such, these cancelled shares were reclassed from common stock to common stock in treasury and continued to be excluded from the computations of basic and diluted EPS for the year ended December 31, 2022.

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator.  The Public and Private Warrants representing 8,061,656 shares, 16,166,650 shares, 16,166,650 shares of the Company’s common stock for the years ended December 31, 2022, 2021, and 2020, respectively, were excluded from the computation of diluted EPS and LPS because they are considered anti-dilutive.

As discussed in Note 18, stock-based compensation awards were outstanding for the years ended December 31, 2022, 2021 and 2020, respectively.  These stock-based compensation awards were excluded from the computation of diluted LPS for the years ended December 31, 2021 and 2020 because their effect would have been anti-dilutive. For the year ended December 31, 2022, certain stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

17. Stockholders’ Equity

Common Stock

As of December 31, 2022, Target Hospitality had 109,747,366 shares of Common Stock, par value $0.0001 per share issued and 100,316,701 outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares that were placed in escrow were suspended subject to release pursuant to the terms of the Earnout Agreement. As of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury pursuant to the terms of the Earnout Agreement. As such, these cancelled Founder Shares were reclassed from common stock to common stock in treasury during the year ended December 31, 2022 as presented in the accompanying consolidated statements of changes in stockholders’ equity.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2022, no preferred shares were issued or outstanding.

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

Each Public Warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will upon exercise, round down to the nearest whole number, the number of shares to be issued to the Public Warrant holder. Each Public Warrant became exercisable 30 days after the formation of the Company.

As of December 31, 2021, the Company had 10,833,316 Public Warrants issued and outstanding with the same terms as described above. During the year ended December 31, 2022, holders of Public Warrants exercised 7,101 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.1 million and issuing 7,101 shares of Common Stock. During the year ended December 31, 2022, holders exchanged 4,297,893 Public Warrants for shares of common stock as part of the Warrant Exchange discussed below. As of December 31, 2022, the Company had 6,528,322 Public Warrants issued and outstanding.

Warrant Exchange

On November 18, 2022, the Company commenced an offer to exchange the Public and Private Warrants for shares of its common stock in a cashless transaction (the “Warrant Exchange”). In the offer, each warrant holder had the opportunity to receive 0.37 shares of Common Stock, par value $0.0001 per share, of the Company in exchange for each warrant tendered by the holder and exchanged pursuant to the offer.

The Warrant Exchange offer expired on December 16, 2022 and a total of 8,097,893 of the outstanding Public and Private Warrants were tendered and accepted for exchange, which consisted of 4,297,893 Public Warrants and 3,800,000 Private Warrants. Pursuant to the terms of the Warrant Exchange, The Company issued 2,996,201 shares of Common Stock on December 22, 2022. In lieu of issuing fractional shares of Common Stock, the Company paid $319 in cash to holders of warrants who would otherwise have been entitled to receive fractional shares, after aggregating all such fractional shares of such holder, in an amount equal to such fractional part of a share multiplied by the last sale price of a share of the Company’s Common Stock on December 16, 2022. In connection with the Warrant Exchange, the Company capitalized $2.3 million of offering expenses within additional paid-in capital in December 2022, which resulted in a reduction to additional paid-in capital.

In connection with the Warrant Exchange, the 3,800,000 Private Warrants exchanged for Common Stock as discussed above, were marked to their estimated fair value of approximately $23.6 million through the Warrant Exchange closing date on December 22, 2022 with the change in the estimated fair value during the year ended December 31, 2022 recognized as change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2022.  On the closing date of the Warrant Exchange, the estimated fair value of the exchanged Private Warrants of approximately $23.6 million were reclassified to additional paid-in-capital within the stockholders’ equity section from warrant liabilities, which resulted in a reduction to warrant liabilities and an increase to additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2022.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the year ended December 31, 2022.

18. Stock-Based Compensation

On March 15, 2019, the Company’s board of directors approved the Plan, under which 4,000,000 of the Company’s shares of Common Stock were reserved for issuance pursuant to future grants of share awards. The expiration date of the Plan, on and after which date no awards may be granted, is March 15, 2029.

On March 4, 2020, the Compensation Committee adopted a new form of Executive Nonqualified Stock Option Award Agreement (the “Stock Option Agreement”) and a new form of Executive Restricted Stock Unit Agreement (the “RSU Agreement” and together with the Stock Option Agreement, the “Award Agreements”) with respect to the granting of nonqualified stock options and restricted stock units, respectively, granted under the Plan. The new Award Agreements will be used for all awards to executive officers made on or after March 4, 2020.

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

On February 25, 2021, the Compensation Committee adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a form Executive Stock Appreciation Rights Award Agreement (the “SAR Agreement” and together with the RSU Agreement, the “RSU and SAR Agreements”) with respect to the granting of restricted stock units and stock appreciation rights, respectively, under the Plan. The new RSU and SAR Agreements will be used for all awards to executive officers made on or after February 25, 2021.

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

On February 24, 2022, the Compensation Committee adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement” and together with the RSU Agreement, the “RSU and PSU Agreements”) with respect to the granting of RSUs and performance restricted stock units (“PSUs”), respectively, under the Plan. The new RSU and PSU Agreements will be used for all awards to executive officers made on or after February 24, 2022.

The RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) the RSUs will vest in four equal installments on each of the first four anniversaries of the grant date and (y) if approval by the Company’s shareholders of the proposed increase in the number of shares available for issuance under the Plan at the 2022 annual meeting of the Company’s shareholders was not received, then all payments under the RSU Agreement would have been made in cash. However, such approval to increase the number of shares available for issuance under the Plan was received at the 2022 annual meeting as noted below.

Each PSU awarded under the PSU Agreement represents the right to receive one share of the Company’s Common Stock, or, at the Compensation Committee’s sole discretion, cash or part cash and part common stock with the cash amount equal to the fair market value of the common stock as of the date on which the restricted period ends. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest range from 0% to 150% of the Target Level (as defined in the PSU Agreement) depending upon the achievement of specified three-year cumulative operating cash flow amounts as determined based on the net cash flow from operations disclosed in the Company’s Annual Reports on Form 10-K for the period from January 1, 2022 through December 31, 2024. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

On May 19, 2022, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized under the plan by 4,000,000 shares.  As a result of this, the Company reclassified all of the outstanding liability-based RSUs and PSUs from accrued liabilities and other non-current liabilities to additional paid-in capital based on the change in the ability to settle these awards in shares upon vesting as a result of the additional shares added to the Plan. The reclassified amount of these awards at the date of this change was approximately $2.4 million and is included in the accompanying consolidated statements of changes in stockholders’ equity for the year ended December 31, 2022.

On May 24, 2022 and July 12, 2022,  the Compensation Committee adopted another form of PSU Award Agreement with respect to awarding PSUs.  The award agreement is substantially similar to the PSU agreement adopted on February 24, 2022 except for the number of PSUs that vest are determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2025. Participants will earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the Agreement) are met during the performance period then the participant will be entitled to receive a maximum number of PSUs awarded.

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

On May 20, 2020, the Company awarded 482,723 restricted stock units to each of our non-employee directors.

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

Accelerated Vesting of Restricted Stock Unit Grants

Due to certain non-employee resignations and as permitted by the Plan, effective December 31, 2021, the Board approved the accelerated vesting of 115,386 RSUs granted on May 18, 2021.

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

For the year ended December 31, 2022, as approved by the Compensation Committee, 116,837 of the employee related vested RSUs shown in the table below were paid in cash in the amount of $0.4 million based on the closing price of the Company’s Common Stock on the vesting date.

For the years ended December 31, 2020, 2021, and 2022, respectively, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	1,862,590	$3.00
Granted	1,261,129	3.40
Vested	(432,787)	4.09
Forfeited	(32,351)	4.51
Balance at December 31, 2022	2,658,581	$2.98

The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $2.1 million, and $1.0 million, respectively. The weighted-average grant date fair value per RSU of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $3.40, $2.10, and $3.07, respectively. RSUs granted during the years ended December 31, 2022, 2021 and 2020, were 1,261,129; 1,531,787; and 1,374,085; respectively.

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 was approximately $5.4 million, with an associated tax benefit of approximately $1.4 million.  Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021 was approximately $3.1 million, with an associated tax benefit of approximately $0.7 million. Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020 was approximately $3.0 million, with an associated tax benefit of approximately $0.7 million. At December 31, 2022, unrecognized compensation expense related to RSUs totaled approximately $7.9 million and is expected to be recognized over a remaining term of approximately 2.45 years.

Under the authoritative guidance for stock-based compensation, 537,047 of the RSUs outstanding at December 31, 2021 were considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. As such, the Company recognized a liability associated with these RSUs of approximately $0.8 million as of December 31, 2021, of which approximately  $0.5 million is included in accrued liabilities and approximately $0.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021.  The estimated fair value of these liability-based awards was $3.56/RSU as of December 31, 2021.  As noted above, all such liability-based RSUs were reclassified to additional paid-in-capital, a component of total stockholders’ equity, during the year ended December 31, 2022, and are no longer included in liabilities as of December 31, 2022.

Performance Stock Units

On February 24, 2022, the Company awarded an aggregate of 245,017 time and performance-based PSUs to certain of the Company’s executive officers and management, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of Company cash flow performance criteria as previously defined.

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

The form of agreement with respect to the granting of the PSUs has material terms that are substantially similar to those in the Archer PSU Agreement. Such PSUs represent the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on June 30, 2025. The number of PSUs that vest is determined based upon the achievement of specified share prices over the Performance Period. The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the applicable award agreement) are met during the Performance Period, the executives will be entitled to receive the maximum PSUs granted to them. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 55.76%, the term was 2.97 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.05%, which resulted in a calculated fair value of approximately $6.96 per PSU as of the grant date.

The table below represents the changes in PSUs for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	—	$—
Granted	1,495,017	4.72
Balance at December 31, 2022	1,495,017	$4.72

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 was approximately $1.5 million with an associated tax benefit of $0.3 million. At December 31, 2022, unrecognized compensation expense related to PSUs totaled approximately $6.4 million and is expected to be recognized over a remaining term of approximately 2.42 years.

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

The table below represents the changes in stock options for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2021	1,643,135	$6.11	7.95	$-
Forfeited	(20,494)	6.24	-	-
Exercised	(111,980)	5.78	-	1,055
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615

842,267 shares were exercisable at December 31, 2022 with a weighted average exercise price per share of $6.65 and an intrinsic value of $7.15 million. The total fair value of stock option awards vested during the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.8 million, and $0.4 million, respectively.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. At December 31, 2022, unrecognized compensation expense related to stock options totaled $0.6 million and is expected to be recognized over a remaining term of approximately 1 year.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Weighted average expected stock volatility (range)%	25.94 - 30.90
Expected dividend yield %	0.00
Expected term (years)	6.25
Risk-free interest rate (range)%	0.82 - 2.26
Exercise price (range)	$4.51 - 10.83

The weighted-average grant date fair value per option of options granted during the years ended December 31, 2022, 2021 and 2020 was $0, $0, and $1.42, respectively. Options granted during the years ended December 31, 2022, 2021 and 2020, were 0; 0; and 1,140,875; respectively.

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

The following table summarizes SARs outstanding at December 31, 2022:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2021	1,578,537	$1.82	9.17
Forfeited	(40,761)	1.79	-
Outstanding SARs at December 31, 2022	1,537,776	$1.82	8.17

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, associated with its SARs of approximately $12.6 million as of December 31, 2022, of which approximately $6.3 million is included in accrued liabilities and approximately $6.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2022. The liability associated with these SAR awards recognized as of December 31, 2021 was approximately $1.2 million, all of which was included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At December 31, 2022, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 46.86% and 47.27%, the term was 0.65 years and 1.10 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 4.70% and 4.65%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $13.40 and $11.78 per SAR, respectively, as of December 31, 2022. At December 31, 2021, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 25.94% and 25.94%, the term was 6.25 years and 6.25 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 1.33% and 1.33%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $2.72 and $1.03 per SAR, respectively, as of December 31, 2021.

The estimated weighted-average fair value of each SAR as of December 31, 2022 and December 31, 2021 was $13.61 and $2.69, respectively. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the year ended December 31, 2022, the Company recognized compensation expense related to these awards of approximately $11.4 million in selling, general and administrative expense in the consolidated statement of comprehensive income (loss). For the year ended December 31, 2021, the Company recognized compensation expense related to these awards of approximately $1.2 million in selling, general and administrative expense in the consolidated statement of comprehensive income (loss). At December 31, 2022, unrecognized compensation expense related to SARs totaled approximately $7.9 million and is expected to be recognized over a remaining term of approximately 1.16 years. At December 31, 2022 and December 31, 2021, the intrinsic value of the SARs was $20.5 million and $2.7 million, respectively.

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a stand-alone public company to calculate volatility. Additionally, due to an insufficient history with respect to stock appreciation right activity and post vesting cancellations, the expected term assumption on the grant date is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of common stock.

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period.  Forfeitures are accounted for as they occur.

19. Retirement Plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. We recognized expense of $0.9 million,  $0.7 million and $0.7 million related to matching contributions under our various defined contribution plans during the years ended  December 31, 2022, 2021 and 2020, respectively.

20. Business Segments

The Company has six operating segments, none of which qualify for aggregation. Four of the segments are disclosed as reportable segments, based on the 10% test. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues. The remaining operating segments were combined in the “All Other” category.

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

The table below presents information about reported segments for the years ended December 31:

2022
	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
Revenue	$132,373	$6,168	$360,294	$-	$3,150	(a)	$501,985
Adjusted gross profit	$54,558	$(258)	$246,598	$-	$(937)		$299,961
Capital expenditures	$8,686	$214	$130,871	$-	$125
Total Assets	$176,637	$30,152	$217,029	$3,007	$1,563		$428,388

2021
	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
Revenue	$116,958	$4,150	$156,250	$12,283	$1,696	(a)	$291,337
Adjusted gross profit	$52,344	$(711)	$94,801	$9,161	$(636)		$154,959
Capital expenditures	$8,835	$150	$27,525	$-	$57
Total Assets	$206,774	$43,504	$87,308	$3,007	$2,412		$343,005

2020
	HFS – South	HFS – Midwest	Government	TCPL Keystone	All Other		Total
Revenue	$112,126	$6,605	$63,259	$41,911	$1,247	(a)	$225,148
Adjusted gross profit	$51,518	$161	$47,523	$8,617	$(699)		$107,120
Capital expenditures	$8,160	$67	$24	$164	$656

(a)	Revenues from segments below the quantitative thresholds are attributable to operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Total reportable segment adjusted gross profit	$300,898	$155,595	$107,819
Other adjusted gross profit	(937)	(636)	(699)
Depreciation and amortization	(67,665)	(70,519)	(65,614)
Selling, general, and administrative expenses	(57,893)	(46,461)	(38,128)
Other income (expense), net	(36)	(880)	723
Interest expense, net	(36,323)	(38,704)	(40,034)
Change in fair value of warrant liabilities	(31,735)	(1,067)	2,347
Consolidated income (loss) before income taxes	$106,309	$(2,672)	$(33,586)

A reconciliation of total segment assets to total consolidated assets as of December 31, 2022 and 2021, respectively, is as follows:

	2022	2021
Total reportable segment assets	$426,825	$340,593
Other assets	3,240	3,489
Other unallocated amounts	341,662	169,310
Total Assets	$771,727	$513,392

Other unallocated assets are not included in the measure of segment assets provided to or reviewed by the CODM for assessing performance and allocating resources, and as such, are not allocated. Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	December 31,	December 31,
	2022	2021
Total current assets	$236,379	$60,536
Other intangible assets, net	75,182	88,485
Operating lease right-of-use assets, net	27,298	-
Deferred tax asset	-	14,710
Deferred financing costs revolver, net	896	2,159
Other non-current assets	1,907	3,420
Total other unallocated amounts of assets	$341,662	$169,310

For 2022 and 2021, revenues from the Company’s Government segment were from two customers and represented approximately $360.3 million and $156.3 million of the Company’s consolidated revenues for the years ended December 31, 2022 and 2021, respectively. Revenues from one customer within the Government segment represented approximately 60.6% and 34.7% of the Company’s consolidated revenues for the years ended December 31, 2022 and 2021, respectively.  Revenues from another customer within the Government segment represented approximately 11.1% and 18.9% of the Company’s consolidated revenues for the years ended December 31, 2022 and 2021, respectively. For 2020, revenues from the Company's Government segment were from one customer and represented approximately $63.3 million or 28.1% of the Company’s consolidated revenues for the year ended December 31, 2020.

There were no single customers from the HFS – South segment for the years ended years ended December 31, 2022, 2021 and 2020 that represented 10% or more of the Company’s consolidated revenues. Revenues from one customer in the TCPL Keystone segment represented approximately $41.9 million of the Company’s consolidated revenues for the year ended December 31, 2020. There were no revenues generated from transactions between reportable operating segments for the years ended December 31, 2022, 2021, and 2020, respectively.

21. Subsequent Events

On January 18, 2023, the Company purchased a group of assets consisting primarily of  land, specialty rental assets and intangibles for approximately $18.6 million, which was funded by cash on hand. These assets will be utilized for growth in the Company’s HFS – South segment.

On February 1, 2023, the ABL Facility agreement discussed in Note 8 was amended to, among other things, (i) extend the maturity date until February 1, 2028; (ii) convert the reference interest rate for Existing Revolver Loans (as defined in the amendment) from a LIBOR-based rate to a Term SOFR-based rate; and (iii) update certain other provisions regarding successor interest rates to LIBOR.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on this assessment the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our internal controls over financial reporting were effective.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Defaults upon Senior Securities

None.

Part III

Item 10.  Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.  The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website at www.targethospitality.com,within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Director Independence” to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the heading “Audit Fee Disclosure” to be filed with the SEC.

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

3.1	Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

3.2	Certificate of Validation of Platinum Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 23, 2022).

3.4	Second Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

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

4.5

Description of the Company’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

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

10.12+

Second Amendment to Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

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

10.21+

Amendment to Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.22+	Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021).

10.23+

Amendment to Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

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

10.32+	Form of Executive Restricted Stock Unit Agreement (2021 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.

10.33+	Form of Executive Stock Appreciation Rights Award Agreement (2021 Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.34+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2021).

10.35+	Form of Executive Restricted Stock Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.36+	Form of Executive Performance Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.37+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2022).

10.38+

Executive Performance Stock Unit Agreement, by and between the Target Hospitality Corp. and James B. Archer, dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

10.39+	Form of Executive Performance Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.40+	Form of Executive Restricted Stock Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.41+	Form of Executive Performance Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective March 15, 2019 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

21.1*	Subsidiaries of the registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Chief Executive Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification of Chief Financial Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: March 10, 2023	By:	/s/ James B. Archer
Name: James B. Archer
Title: President & Chief Executive Officer

Signature	Title:	Date:

/s/ James B. Archer	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2023
James B. Archer

/s/ Eric T. Kalamaras	Chief Financial Officer (Principal Financial Officer)	March 10, 2023
Eric T. Kalamaras

/s/ Jason P. Vlacich	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2023
Jason P. Vlacich

/s/ Stephen Robertson	Chairman of the Board	March 10, 2023
Stephen Robertson

/s/ Barbara J. Faulkenberry	Director	March 10, 2023
Barbara J. Faulkenberry

/s/ Pamela H. Patenaude	Director	March 10, 2023
Pamela H. Patenaude

/s/ Jeff Sagansky	Director	March 10, 2023
Jeff Sagansky

/s/ Linda Medler	Director	March 10, 2023
Linda Medler

/s/ Martin Jimmerson	Director	March 10, 2023
Martin L. Jimmerson
/s/ Joy Berry	Director	March 10, 2023
Joy Berry