Form 10-Q
period 2023-03-31
Target Hospitality Corp.
filed 2023-05-09
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 101,374,268 shares of Common Stock, par value $0.0001 per share, outstanding as of May 5, 2023.

Target Hospitality Corp.

FORM 10-Q

March 31, 2023

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$42,438	$181,673
Accounts receivable, less allowance for doubtful accounts of $282 and $4, respectively	52,786	42,153
Prepaid expenses and other assets	7,927	12,553
Total current assets	103,151	236,379

Specialty rental assets, net	369,761	357,129
Other property, plant and equipment, net	32,989	31,898
Operating lease right-of-use assets, net	23,120	27,298
Goodwill	41,038	41,038
Other intangible assets, net	76,394	75,182
Deferred financing costs revolver, net	1,604	896
Other non-current assets	1,561	1,907
Total assets	$649,618	$771,727

Liabilities
Current liabilities:
Accounts payable	$26,908	$17,563
Accrued liabilities	29,195	39,642
Deferred revenue and customer deposits	85,503	120,040
Current portion of operating lease obligations	10,690	12,516
Current portion of finance lease and other financing obligations (Note 8)	1,236	1,135
Current warrant liabilities	6,026	—
Current portion of long-term debt, net (Note 8)	206,704	—
Total current liabilities	366,262	190,896

Other liabilities:
Long-term debt (Note 8):
Principal amount	—	334,500
Less: unamortized original issue discount	—	(971)
Less: unamortized term loan deferred financing costs	—	(4,681)
Long-term debt, net	—	328,848
Long-term finance lease and other financing obligations	1,175	1,088
Long-term operating lease obligations	10,116	11,104
Other non-current liabilities	72	6,309
Deferred revenue and customer deposits	5,031	5,479
Deferred tax liability	23,060	15,172
Asset retirement obligations	2,290	2,247
Warrant liabilities	—	9,737
Total liabilities	408,006	570,880

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 110,804,123 issued and 101,373,458 outstanding as of March 31, 2023 and 109,747,366 issued and 100,316,701 outstanding as of December 31, 2022.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of March 31, 2023 and as of December 31, 2022.	(23,559)	(23,559)
Additional paid-in-capital	136,516	139,287
Accumulated other comprehensive loss	(2,595)	(2,574)
Accumulated earnings	131,240	87,683
Total stockholders' equity	241,612	200,847
Total liabilities and stockholders' equity	$649,618	$771,727

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue:
Services income	$94,836	$58,675
Specialty rental income	52,983	21,660
Total revenue	147,819	80,335
Costs:
Services	39,700	34,691
Specialty rental	8,559	4,928
Depreciation of specialty rental assets	17,597	12,800
Gross profit	81,963	27,916
Selling, general and administrative	15,199	11,759
Other depreciation and amortization	3,803	3,995
Other expense (income), net	1,004	(219)
Operating income	61,957	12,381
Loss on extinguishment of debt	2,128	—
Interest expense, net	7,498	9,572
Change in fair value of warrant liabilities	(3,711)	1,227
Income before income tax	56,042	1,582
Income tax expense	12,217	1,088
Net income	43,825	494
Change in fair value of warrant liabilities	(3,711)	1,227
Net income attributable to common stockholders - diluted	40,114	1,721

Other comprehensive loss
Foreign currency translation	(21)	(18)
Comprehensive income	$43,804	$476

Weighted average number shares outstanding - basic	100,643,271	96,936,785
Weighted average number shares outstanding - diluted	106,257,448	96,936,785

Net income per share - basic	$0.44	$0.01
Net income per share - diluted	$0.38	$0.01

See accompanying notes to the unaudited consolidated financial statements

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271
Net income	—	—	—	—	—	—	494	494
Stock-based compensation	—	—	—	—	560	—	—	560
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Balances at March 31, 2022	96,936,785	$10	9,430,665	$(23,559)	$110,098	$(2,480)	$14,238	$98,307

Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847
Adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(268)	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579
Net income	—	—	—	—	—	—	43,825	43,825
Stock-based compensation, net	643,662	—	—	—	2,112	—	—	2,112
Tax withholdings related to net share settlement of equity awards	—	—		—	(6,177)	—	—	(6,177)
Cumulative translation adjustment	—	—	—	—	—	(21)	—	(21)
Issuance of Common Stock from exercise of warrants	2,869	—	—	—	42	—	—	42
Issuance of Common Stock from exercise of stock options	410,226	—	—	—	1,252	—	—	1,252
Balances at March 31, 2023	101,373,458	$10	9,430,665	$(23,559)	$136,516	$(2,595)	$131,240	$241,612

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$43,825	$494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,065	13,159
Amortization of intangible assets	3,335	3,636
Noncash operating lease expense	4,718	—
Accretion of asset retirement obligation	43	25
Amortization of deferred financing costs	1,090	1,136
Amortization of original issue discount	193	171
Change in fair value of warrant liabilities	(3,711)	1,227
Stock-based compensation expense	5,646	3,337
Gain on disposal of specialty rental assets and other property, plant and equipment	(104)	(125)
Loss on extinguishment of debt	2,128	—
Deferred income taxes	7,888	725
Provision for loss on receivables, net of recoveries	99	60
Changes in operating assets and liabilities
Accounts receivable	(11,005)	(12,780)
Prepaid expenses and other assets	4,629	1,060
Accounts payable and other accrued liabilities	(24,294)	(17,591)
Deferred revenue and customer deposits	(34,985)	(25,626)
Operating lease obligation	(3,354)	—
Other non-current assets and liabilities	323	512
Net cash provided by (used in) operating activities	14,529	(30,580)
Cash flows from investing activities:
Purchase of specialty rental assets	(23,002)	(2,843)
Purchase of property, plant, and equipment	(1,015)	(117)
Acquired intangible assets	(4,547)	—
Proceeds from sale of specialty rental assets and other property, plant and equipment	119	125
Net cash used in investing activities	(28,445)	(2,835)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(356)	(169)
Proceeds from borrowings on ABL	—	16,000
Repayment of Senior Notes	(125,000)	—
Proceeds from issuance of Common Stock from exercise of warrants	42	—
Proceeds from issuance of Common Stock from exercise of options	1,252	—
Payment of deferred financing costs	(1,263)	—
Net cash provided by (used in) financing activities	(125,325)	15,831

Effect of exchange rate changes on cash and cash equivalents	6	2

Net decrease in cash and cash equivalents	(139,235)	(17,582)
Cash and cash equivalents - beginning of period	181,673	23,406
Cash and cash equivalents - end of period	$42,438	$5,824

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(7,243)	$(52)
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(6,177)	$—
Non-cash change in finance lease obligations	$(562)	$(463)

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, and laundry service. Target Hospitality serves clients in the natural resources development and government sectors principally located in the West Texas, South Texas, New Mexico and Midwest regions.

The Company, whose securities are listed on the Nasdaq Capital Market, together with its wholly owned subsidiaries, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), and Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”), serve as the holding companies for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target”) and RL Signor Holdings, LLC (“Signor”). TDR Capital LLP indirectly owns approximately 64% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors who purchased the shares of Platinum Eagle in a private placement transaction, and other public shareholders.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with Target Hospitality’s Annual Report on the Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023 and 2022, and cash flows for three months ended March 31, 2023 and 2022. The consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated balance sheets of Target Hospitality but does not contain all of the footnote disclosures from those annual financial statements.

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

Because performance obligations related to specialty rental and hospitality services are satisfied over time, the majority of our revenue is recognized evenly over the contractual term of the arrangement, based on a contractual fixed minimum amount and defined period of performance. Some of our revenue is recognized on a daily basis, for each night a customer stays, at a contractual day rate.  Our customers typically contract for accommodation services under committed contracts with terms that most often range from several months to three years. Our payment terms vary by type and location of our customer and the service offered.  The time between invoicing and when payment is due is not significant.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASU 2016-13, Topic 326, or ASC 326). This new standard changes how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the prior "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued to reporting periods beginning after December 15, 2022 and interim periods within those reporting periods. The Company adopted ASC 326, along with its related clarifications and amendments, on the effective date of January 1, 2023, using the modified retrospective approach for trade accounts receivable, which resulted in a cumulative-effect adjustment resulting in a decrease to accumulated earnings of approximately $0.3 million. Results for reporting periods prior to 2023 continue to be presented in accordance with previously applicable GAAP, while results for subsequent reporting periods are presented under ASC 326.

The following table presents the impact of the adoption of ASC 326 on the consolidated balance sheet as of January 1, 2023:

	Balance		Balance
	Pre-Adoption	Adjustments	Post-Adoption
Accounts receivable, less allowance for doubtful accounts	$42,153	$(268)	$41,885
Accumulated earnings	$87,683	$(268)	$87,415

2. Revenue

Total revenue recognized under Topic 606 was $94.8 million and $58.7 million for the three months ended March 31, 2023 and 2022, respectively, while specialty rental income was $53.0 million and $21.7 million subject to the guidance of ASC 842 for the three months ended March 31, 2023 and 2022, respectively.

The following table disaggregates our services income by our two reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, and All Other for the dates indicated below:

	For the Three Months Ended
	March 31,
	2023	2022
HFS – South
Services income	$34,288	$30,123

Government
Services income	$58,004	$26,583

All Other
Services income	$2,544	$1,969

Total services revenues	$94,836	$58,675

Refer to Note 17 – Business Segments, for a discussion of the change in our reportable segments, which was applied to all comparison periods, including the above table.

Allowance for Credit Losses

The Company maintains allowances for credit losses. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. Our estimate could require change based on changing circumstances, including changes in the economy or in the circumstances of individual customers.

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as advanced payments for community builds, and mobilization of asset activities related to community expansions that are being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Three Months Ended
	March 31,
	2023	2022
Balances at Beginning of the Period	$125,519	$34,411
Additions to deferred revenue	—	1,711
Revenue recognized	(34,985)	(27,337)
Balances at End of the Period	$90,534	$8,785

As of March 31, 2023, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2023	2024	2025	2026	2027	Total
Revenue expected to be recognized as of March 31, 2023	$143,769	$35,495	$18,775	$14,044	$-	$212,083

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2023	2022
Specialty rental assets	$710,085	$698,095
Construction-in-process	14,263	4,653
Less: accumulated depreciation	(354,587)	(345,619)
Specialty rental assets, net	$369,761	$357,129

For the three months ended March 31, 2023 and 2022, depreciation expense of specialty rental assets was $17.6 million and $12.8 million, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. During the three months ended March 31, 2023, the Company disposed of assets with accumulated depreciation of approximately $8.6 million along with the related gross cost of approximately $8.6 million.  These disposals were associated with fully depreciated asset retirement costs as well as a sale of assets.  The asset disposal resulted in disposal costs of approximately $1.2 million while the sale resulted in a gain on the sale of assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $13.2 million is included within this assets group, to support growth of the HFS – South segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2023	2022
Land	$29,391	$28,483
Buildings and leasehold improvements	798	769
Machinery and office equipment	1,632	1,581
Other	7,884	7,341
	39,705	38,174
Less: accumulated depreciation	(6,716)	(6,276)
Total other property, plant and equipment, net	$32,989	$31,898

For the three months ended March 31, 2023 and 2022, depreciation expense related to other property, plant and equipment was $0.5 million and $0.4 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

During the three months ended March 31, 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $0.9 million is included within this assets group related to the land portion of the acquisition, to support growth of the HFS – South segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2022	$41,038
Changes in Goodwill	-
Balance at December 31, 2022	41,038
Changes in Goodwill	-
Balance at March 31, 2023	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.6	$133,105	$(73,446)	$59,659
Non-compete agreement	4.8	349	(14)	335
Total		133,454	(73,460)	59,994
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(73,460)	$76,394

	December 31, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.6	$128,907	$(70,125)	$58,782
Total		128,907	(70,125)	58,782
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(70,125)	$75,182

For the three months ended March 31, 2023 and 2022, amortization expense related to intangible assets was $3.3 million and $3.6 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

During the three months ended March 31, 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $4.5 million is included within this intangible assets group comprised of approximately $4.2 million of customer relationships and approximately $0.3 million related to a non-compete agreement. This acquisition was completed in order to support growth of the HFS – South segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

The estimated aggregate amortization expense as of March 31, 2023 for each of the next five years and thereafter is as follows:

Rest of 2023	$10,112
2024	13,475
2025	13,475
2026	12,879
2027	8,270
Thereafter	1,783
Total	$59,994

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	March 31,	December 31,
	2023	2022
Cloud computing implementation costs	$7,243	$7,198
Less: accumulated amortization	(5,682)	(5,357)
Other non-current assets	$1,561	$1,841

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2023	2022
Employee accrued compensation expense	$9,878	$11,873
Other accrued liabilities	18,410	18,230
Accrued interest on debt	907	9,539
Total accrued liabilities	$29,195	$39,642

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, liability-based stock compensation awards (see Note 15), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”) by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of  the outstanding Notes. The redemption was accounted for as a partial extinguishment of debt. Refer to the table below for the components of the amounts related to the Notes, which are recognized as a current liability within the current portion of long-term debt, net in the accompanying consolidated balance sheet as of March 31, 2023.

March 31,
2023
Principal amount of 9.50% Senior Secured Notes, due 2024	$209,500
Less: unamortized original issue discount	(480)
Less: unamortized term loan deferred financing costs	(2,316)
Current portion of long-term debt, net	$206,704

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

The Notes are unconditionally guaranteed by Topaz and each of Arrow Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the Notes. The Note Guarantors are either borrowers or guarantors under the ABL Facility (as defined below). To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor is also released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Arrow Bidco and the Note Guarantors (subject to customary exclusions). The guarantees of the Notes by TLM Equipment, LLC, a Delaware limited liability company which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the ABL Facility.

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

In connection with the issuance of the Notes, there was an original issue discount of approximately $3.3 million and the unamortized balance of approximately $0.5 million is included as a reduction of the principal within current portion of long-term debt, net on the consolidated balance sheet as of March 31, 2023. The discount is amortized over the life of the Notes using the effective interest method.

Arrow Bidco’s ultimate parent, Target Hospitality, has no significant independent assets or operations except as included in the guarantors of the 2024 Senior Secured Notes, the guarantees under the Notes are full and unconditional and joint and several, and any subsidiaries of Target Hospitality that are not subsidiary guarantors of the Notes are minor.  There are also no significant restrictions on the ability of Target Hospitality or any guarantor to obtain funds from its subsidiaries by dividend or loan. See discussion of certain negative covenants above. Therefore, pursuant to the SEC Rules, no individual guarantor financial statement disclosures are deemed necessary.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of March 31, 2023 consisted of approximately $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through March 31, 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026.

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended on February 1, 2023, the “ABL Facility”). During the three months ended March 31, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of March 31, 2023.

In accordance with the First Amendment to the ABL Facility on February 1, 2023 (the “First Amendment”), the reference interest rate for LIBOR borrowings changed from LIBOR to Term SOFR (commencing as of the effective date of the First Amendment).

Borrowings under the ABL Facility, at the relevant borrower’s (the borrowers under the ABL Facility, the “Borrowers”) option, bear interest at either (1) Term SOFR or (2) a base rate, in each case plus an applicable margin. The applicable margin is 2.25% to 2.75% with respect to Term SOFR borrowings and 1.25% to 1.75% with respect to base rate borrowings.

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

The ABL Facility includes borrowing capacity available for standby letters of credit of up to $25 million and for ‘‘swingline’’ loan borrowings of up to $15 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility.

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $75 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. As a result of the First Amendment, the termination date of the ABL Facility was extended from September 15, 2023 to February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remain outstanding on the date that is six months prior to the stated maturity date thereof.

The obligations under the ABL Facility are unconditionally guaranteed by Topaz and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Arrow Bidco (together with Topaz, the “ABL Guarantors”), other than certain excluded subsidiaries. The ABL Facility is secured by (i) a first priority pledge of the equity interests of Topaz, Arrow Bidco, Target, and Signor and of each direct, wholly-owned US organized restricted subsidiary of any Borrower or any ABL Guarantor, (ii) a first priority pledge of up to 65% of the voting equity interests in each non-US restricted subsidiary of any Borrower or ABL Guarantor and (iii) a first priority security interest in substantially all of the assets of the Borrower and the ABL Guarantors (in each case, subject to customary exceptions).

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

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default. The carrying value of debt outstanding as of the dates indicated below consist of the following:

	March 31,	December 31,
	2023	2022
Finance lease and other financing obligations	$2,411	$2,223
ABL Facility	—	—
9.50% Senior Secured Notes due 2024, face amount	209,500	334,500
Less: unamortized original issue discount	(480)	(971)
Less: unamortized term loan deferred financing costs	(2,316)	(4,681)
Total debt, net	209,115	331,071
Less: current maturities	(207,940)	(1,135)
Total long-term debt	$1,175	$329,936

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income for the periods indicated below consist of the following:

	For the three months ended
	March 31,	March 31,
	2023	2022
Interest incurred on finance lease and other financing obligations	$41	$14
Interest expense incurred on ABL Facility and Notes	7,470	8,251
Amortization of deferred financing costs on ABL facilities and Notes	1,090	1,136
Amortization of original issue discount on Notes	193	171
Interest income	(1,296)	—
Interest expense, net	$7,498	$9,572

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. Accumulated amortization expense related to the deferred financing costs was approximately $12.1 million and $11.2 million as of March 31, 2023 and December 31, 2022, respectively. Accumulated amortization of the original issue discount was approximately $2.5 million and $2.3 million as of March 31, 2023 and December 31, 2022, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the three months ended March 31, 2023.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $4.9 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 within deferred financing costs revolver, net. In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders for the three months ended March 31, 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.3 million of deferred financing costs as a result of the ABL Facility amendment, which are capitalized and presented on the consolidated balance sheet as of March 31, 2023 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2023 and 2022, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of March 31, 2023, consists of the following:

Rest of 2023	$860
2024	210,465
2025	560
2026	26
Total	$211,911

9. Warrant Liabilities

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from PEAC an aggregate of 5,333,334 warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement (the “Private Warrants”) that occurred simultaneously with the completion of its initial public offering. Each Private Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from the Public Offering and was held in the Trust Account until the formation of the Company on March 15, 2019. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the formation of the Company on March 15, 2019, and they may be exercised on a cashless basis and are non-redeemable so long as they are held by the initial purchasers of the Private Warrants or their permitted transferees.

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. For the three months ended March 31, 2023 and 2022, the change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($3.7) million and $1.2 million, respectively. As of March 31, 2023 and 2022, 1,533,334 and 5,333,334, Private Warrants were outstanding, respectively, which expire no later than March 15, 2024 if they remain unredeemed. As of March 31, 2023, the Private Warrants were classified as current warrant liabilities in the accompanying consolidated balance sheet.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	March 31,	December 31,
	2023	2022
Warrant liabilities	$6,026	$9,737
Total	$6,026	$9,737

10. Income Taxes

Income tax expense was approximately $12.2 million and $1.1 million for the three months ended March 31, 2023 and 2022 respectively. The effective tax rate for the three months ended March 31, 2023 and 2022, was 21.8% and 68.8%, respectively. The fluctuation in the rate for the three months ended March 31, 2023 and 2022 results primarily from the relationship of year-to-date income before income tax for the three months ended March 31, 2023 and 2022.

The effective tax rates for three months ended March 31, 2023 and 2022, respectively, differs from the US federal statutory rate of 21% primarily due to nonrecognition of tax benefits for loss jurisdictions, the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation.

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

The Company measured the Private Warrant liabilities at fair value on a recurring basis at each reporting period end as more fully discussed below. Changes in the fair value of the Private Warrants at each reporting period end date were recognized within the accompanying consolidated statements of comprehensive income in the change in fair value of warrant liabilities.

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2023		December 31, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
2024 Senior Secured Notes (See Note 8) - Level 1	$(206,704)	$(212,136)	$(328,848)	$(335,403)

Recurring fair value measurements

Level 3 Disclosures:

There were 1,533,334 Private Warrants outstanding as of March 31, 2023 and December 31, 2022. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $3.93 and $6.35 as of March 31, 2023 and December 31, 2022, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		March 31,	December 31,
		2023	2022
Exercise Price		$11.50	$11.50
Stock Price		$13.14	$15.14
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		0.96	1.20
Risk-Free Interest Rate	%	4.56%	4.56
Expected Volatility	%	59.00%	70.00
Per Share Value of Warrants		$3.93	$6.35

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2023:

Private Placement Warrants
Balance at December 31, 2022	$9,737
Change in fair value of warrant liabilities	(3,711)
Balance at March 31, 2023	6,026

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three months ended March 31, 2023 and 2022. The following table reconciles net income attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Numerator
Net income attributable to Common Stockholders - basic	$43,825	$494
Change in fair value of warrant liabilities	(3,711)	1,227
Net income attributable to Common Stockholders - diluted	$40,114	$1,721

Denominator
Weighted average shares outstanding - basic	100,643,271	96,936,785
Dilutive effect of outstanding securities:
Warrants	2,264,522	—
PSUs	489,063	—
SARs	224,796
Stock Options	797,457	—
RSUs	1,838,339	—
Weighted average shares outstanding - diluted	106,257,448	96,936,785

Net income per share - basic	$0.44	$0.01
Net income per share - diluted	$0.38	$0.01

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator. The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s Common Stock for the three months ended March 31, 2022 were excluded from the computation of diluted EPS because they are considered anti-dilutive. Public and Private Warrants representing a total 8,058,787 shares of the Company’s Common Stock for the three months ended March 31, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table.

As discussed in Note 15, stock-based compensation awards were outstanding for the three months ended March 31, 2023 and 2022. These stock-based compensation awards were excluded from the computation of diluted EPS for the three months ended March 31, 2022 because their effect would have been anti-dilutive. For the three months ended March 31, 2023, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table.

Shares of treasury stock have been excluded from the computation of EPS.

14. Stockholders’ Equity

Common Stock

As of March 31, 2023 and December 31, 2022, Target Hospitality had 110,804,123 and 109,747,366 shares of Common Stock, par value $0.0001 per share issued with 101,373,458 and 100,316,701 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2023, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2023, holders of Public Warrants exercised 2,869 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 2,869 shares of Common Stock. As of March 31, 2023, the Company had 6,525,453 Public Warrants issued and outstanding.

15. Stock-Based Compensation

On February 28, 2023, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement” and together with the RSU Agreement, the “Award Agreements”) with respect to the granting of restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (as amended, the “Plan”). The new Award Agreements will be used for all awards to executive officers made on or after March 1, 2023.

The RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company.

Each PSU awarded under the PSU Agreement represents the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the PSU Agreement is based on the Company’s Total Shareholder Return (the “TSR Based Award”) performance and the Company’s Diversification EBITDA (as defined in the PSU Agreement) (the “Diversification EBITDA Based Award”), each measured based on the applicable Performance Period specified in the PSU Agreement. The number of PSUs that vest pursuant to the TSR Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the achievement of a specified percentile rank during the applicable Performance Period. The number of PSUs that vest pursuant to the Diversification EBITDA Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the Company’s Qualifying EBITDA (as defined in the PSU Agreement) during the applicable Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

Restricted Stock Units

During the three months ended March 31, 2023, the Compensation Committee awarded an aggregate of 214,901 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	2,658,581	$2.98
Granted	214,901	15.01
Vested	(933,064)	2.49
Balance at March 31, 2023	1,940,418	$4.55

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022, was approximately $1.3 million and $1.6 million, respectively, with an associated tax benefit of approximately $0.3 million and $0.4 million, respectively. At March 31, 2023, unrecognized compensation expense related to RSUs totaled approximately $9.9 million and is expected to be recognized over a remaining term of approximately 2.85 years.

Performance Stock Units

On March 1, 2023, the Company awarded an aggregate of 91,025 time and performance-based PSUs to certain of the Company’s employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of Company performance criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 45.86%, the term was 2.84 years, the correlation coefficient was 0.6210, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.60%, which resulted in a calculated fair value of approximately $20.66 per PSU as of the grant date.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	1,495,017	$4.72
Granted	91,025	14.98
Balance at March 31, 2023	1,586,042	$5.31

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the three months ended March 31, 2023 and 2022 was approximately $0.7 million and $0.1 million, respectively, with an associated tax benefit of $0.2 million and $0, respectively. At March 31, 2023, unrecognized compensation expense related to PSUs totaled approximately $7.1 million and is expected to be recognized over a remaining term of approximately 2.32 years.

Stock Option Awards

During the three months ended March 31, 2023, there were stock options exercised as shown in the following table.

The table below represents the changes in stock options:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615
Exercised	(671,392)	5.81	-	7,423
Outstanding Options at March 31, 2023	839,269	$6.38	6.64	$5,671

438,733 stock options were exercisable at March 31, 2023.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 was approximately $0.2 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At March 31, 2023, unrecognized compensation expense related to stock options totaled $0.4 million and is expected to be recognized over a remaining term of approximately 0.81 years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the three months ended March 31, 2023.

Stock Appreciation Right Awards

During the three months ended March 31, 2023, as approved by the Compensation Committee, the employee related exercised SARs shown in the table below were paid in cash in the amount of $10.0 million based on the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price.

The table below represents the changes in SARs:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2022	1,537,776	$1.82	8.17
Exercised	(755,436)	1.79	-
Outstanding SARs at March 31, 2023	782,340	$1.85	7.93

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards. The Company recognized a liability associated with its SARs of approximately $6.2 million as of March 31, 2023, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2023. The liability associated with these SAR awards recognized as of December 31, 2022, was approximately $12.6 million, of which approximately $6.3 million is included in accrued liabilities and approximately $6.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2022. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At March 31, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 38.65% and 43.42%, the term was 0.45 years and 0.85 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 4.89% and 4.68%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $11.39 and $9.74 per SAR, respectively, as of March 31, 2023. At December 31, 2022, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 46.86% and 47.27%, the term was 0.65 years and 1.10 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 4.70% and 4.65%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $13.40 and $11.78 per SAR, respectively, as of December 31, 2022.

The estimated weighted-average fair value of each SAR as of March 31, 2023 and December 31, 2022 was $11.56 and $13.61, respectively.  Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For three months ended March 31, 2023 and 2022, the Company recognized compensation expense related to these awards of approximately $3.5 million and $1.5 million, respectively, in selling, general and administrative expense in the consolidated statements of comprehensive income. At March 31, 2023, unrecognized compensation expense related to SARs totaled approximately $5.7 million and is expected to be recognized over a remaining weighted-average term of approximately 0.92 years. At March 31, 2023, the intrinsic value of the SARs was $8.8 million.

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a stand-alone public company to calculate volatility.   Additionally, due to an insufficient history with respect to stock appreciation right activity and post vesting cancellations, the expected term assumption is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of Common Stock.

SARs are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited during the three months ended March 31, 2023.

16. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the three months ended March 31, 2023 and 2022, we recognized expense of $0.4 million and $0.2 million, respectively.

17. Business Segments

The Company has six operating segments, none of which qualify for aggregation. Four of the segments were disclosed as reportable segments in 2022, based on the 10% tests. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues. The remaining operating segments were combined in the “All Other” category.  In 2023, two of the four operating segments (“TCPL Keystone” and “HFS – Midwest”) that were disclosed as reportable segments in 2022 became quantitatively immaterial as they did not exceed the threshold for any of the 10% tests and are now combined in the “All Other” category in 2023. As such, in 2023 and for all comparison periods, the Company has two reportable segments and the aggregate external revenues of these two reportable segments exceed 75% of the Company’s consolidated revenues in all periods presented.

The Company is organized primarily on the basis of geographic region and customer industry group.

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

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers located outside of the HFS – South segment.

The table below presents information about reported segments for the three months ended March 31 (except for asset information for 2022 that is presented as of December 31):

2023

	HFS - South	Government	All Other		Total
For the Three Months Ended March 31, 2023
Revenue	$35,772	$109,503	$2,544	(a)	$147,819
Adjusted gross profit	$11,656	$88,774	$(870)		$99,560
Total Assets	$193,664	$214,492	$33,847		$442,003

2022

	HFS - South	Government	All Other		Total
For the Three Months Ended March 31, 2022
Revenue	$31,576	$46,790	$1,969	(a)	$80,335
Adjusted gross profit	$13,318	$27,876	$(478)		$40,716
Total Assets (as of December 31, 2022)	$176,637	$217,029	$34,722		$428,388

(a)	Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Total reportable segment adjusted gross profit	$100,430	$40,694
Other adjusted gross profit	(870)	22
Depreciation and amortization	(21,400)	(16,795)
Selling, general, and administrative expenses	(15,199)	(11,759)
Other expense (income), net	(1,004)	219
Loss on extinguishment of debt	(2,128)	—
Interest expense, net	(7,498)	(9,572)
Change in fair value of warrant liabilities	3,711	(1,227)
Consolidated income before income taxes	$56,042	$1,582

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2023	December 31, 2022
Total reportable segment assets	$408,156	$426,825
Other assets	35,632	3,240
Other unallocated amounts	205,830	341,662
Total Assets	$649,618	$771,727

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2023	December 31, 2022
Total current assets	$103,151	$236,379
Other intangible assets, net	76,394	75,182
Operating lease right-of-use assets, net	23,120	27,298
Deferred financing costs revolver, net	1,604	896
Other non-current assets	1,561	1,907
Total other unallocated amounts of assets	$205,830	$341,662

18. Subsequent Events

On April 3, 2023, the Company purchased a group of assets consisting primarily of land and specialty rental assets for approximately $5.0 million, which was funded by cash on hand. These assets will be utilized for growth in the Company’s Government segment.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS and Government segments;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of the COVID-19 pandemic or any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems;

●	fluctuations in the fair value of warrant liabilities;

●	our ability to refinance debt on favorable terms and meet our debt service requirements and obligations; and

●	risks related to Arrow Bidco’s obligations under the Notes.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of March 31, 2023, our network included 30 communities, including 2 communities that are not owned or leased, to better serve our customers across the US.

Economic Update

During the three months ended March 31, 2023, the Company continued to experience improving customer demand and increasing activity in the HFS – South segment as compared to the first quarter of 2022. The Company’s Government segment benefited from the Expanded Humanitarian Contract with a leading national nonprofit organization (“NP Partner”) that became effective May 16, 2022, which contributed to significantly higher revenues as compared to the first quarter of 2022. The Company generated cash inflows (outflows) from operations for the three months ended March 31, 2023 of approximately $14.5 million compared to approximately ($30.6) million for the three months ended March 31, 2022, representing an increase in cash flows from operations of approximately $45.1 million or 148%.

For the three months ended March 31, 2023, other key drivers of financial performance included:

●	Increased revenue of $67.5 million, or 84% compared to the same period in 2022, driven by an increase in services income revenue of approximately $36.2 million primarily due to additional revenue generated from growth in the Government segment as well as an increase in customer demand in the HFS – South segment.
●	Generated net income of approximately $43.8 million for three months ended March 31, 2023, as compared to a net income of approximately $0.5 million for the three months ended March 31, 2022, which is primarily attributable to the increase in revenue and gross profit and decrease in the estimated fair value of warrant liabilities, partially offset by an increase in selling, general and administrative expenses driven primarily by an increase in stock compensation expense, an increase in other expense, and an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $90.6 million representing an increase of $57.2 million, or 171% as compared to the same period in 2022, driven primarily by the increase in revenue, partially offset by a 22% increase in operating expenses comprised of services and specialty rental costs.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the HFS – South and North Dakota regions. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development and government housing programs.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in our 2022 Form 10-K. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Availability and Cost of Capital

Capital markets conditions could affect our ability to access the debt and equity capital markets to the extent necessary to fund our future growth. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly, and could limit our ability to raise funds, or refinance on favorable terms, or increase the price of raising funds, in the capital markets and may limit our ability to expand.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 64% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 36% of revenues were earned through leasing of lodging facilities for the three months ended March 31, 2023. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services for certain applicable contracts based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the HFS – South segment, and the consumer price index impacting government contracts.

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure that we define as revenues less cost of sales (comprised of services and specialty rental costs), excluding impairment and depreciation of specialty rental assets to measure our financial performance. Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of our overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our internal budgets and projections and to prior period results for a given period in order to assess our performance.

We also use Non-GAAP measures such as EBITDA, Adjusted EBITDA, and Discretionary cash flows to evaluate the operating performance of our business. For a more in-depth discussion of the Non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

Segments

As discussed in Note 17 (Business Segments) of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q, as of March 31, 2023 the Company reduced the number of reportable segments from four to two as the additional two previously reportable segments (“TCPL Keystone” and “HFS – Midwest”) became quantitatively immaterial and are now combined in the “All Other” category for all periods presented.

We have identified two reportable business segments: HFS – South and Government:

HFS – South

The HFS – South segment reflects our facilities and operations in the HFS – South region and includes our 16 communities located across Texas and New Mexico.

Government

The government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with a national provider of migrant programming (the “FRCC Partner”). Additionally, this segment also includes facilities and operations provided under a lease and services agreement with our NP Partner, backed by a committed U.S. Government contract, to provide a suite of comprehensive service offerings across several facilities in West, Texas in support of their humanitarian aid efforts.

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in Oklahoma, one community in Canada, four communities in North Dakota, and the catering and other services provided to communities and other workforce accommodation facilities for the natural resources development industries not owned by us.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with our NP Partner, backed by a committed U.S. Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. During 2022, the Company executed a new contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement (“Expanded Humanitarian Contract”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provides for significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded Humanitarian Contract operates with similar structure to the Company’s existing government services contracts, which are centered around minimum revenue commitments supported by the U.S. Government.  Additionally, the Expanded Humanitarian Contract includes variable services revenue that will align with monthly community population.  The minimum revenue commitments, which consist of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provide for a minimum annual revenue contribution of approximately $390 million and is fully committed over its initial contract term. This arrangement provides for a maximum initial annual total contract value of approximately $575 million.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Services income	$94,836	$58,675	$36,161	62%
Specialty rental income	52,983	21,660	31,323	145%
Total revenue	147,819	80,335	67,484	84%
Costs:
Services	39,700	34,691	5,009	14%
Specialty rental	8,559	4,928	3,631	74%
Depreciation of specialty rental assets	17,597	12,800	4,797	37%
Gross Profit	81,963	27,916	54,047	194%
Selling, general and administrative	15,199	11,759	3,440	29%
Other depreciation and amortization	3,803	3,995	(192)	(5)%
Other expense (income), net	1,004	(219)	1,223	(558)%
Operating income	61,957	12,381	49,576	400%
Loss on extinguishment of debt	2,128	—	2,128	100%
Interest expense, net	7,498	9,572	(2,074)	(22)%
Change in fair value of warrant liabilities	(3,711)	1,227	(4,938)	(402)%
Income before income tax	56,042	1,582	54,460	3,442%
Income tax expense	12,217	1,088	11,129	1,023%
Net income	$43,825	$494	$43,331	8,771%

For the three months ended March 31, 2023 compared to for the three months ended March 31, 2022

Total Revenue. Total revenue was $147.8 million for the three months ended March 31, 2023 and consisted of $94.8 million of services income and $53.0 million of specialty rental income. Total revenues for the three months ended March 31, 2022 was $80.3 million, which consisted of $58.7 million of services income and $21.7 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment combined with a continued increase in customer activity in the HFS – South segment.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $39.7 million for the three months ended March 31, 2023 as compared to $34.7 million for the three months ended March 31, 2022.

The increase in services costs is primarily due to an increase in services costs in the HFS – South segment driven by the increase in customer activity mentioned above. This was partially offset by a decrease in services costs from the Government segment driven by a decrease in occupancy.

Specialty rental costs. Specialty rental costs were $8.6 million for the three months ended March 31, 2023 as compared to $4.9 million for the three months ended March 31, 2022. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $17.6 million for the three months ended March 31, 2023 as compared to $12.8 million for the three months ended March 31, 2022. The increase in depreciation expense is primarily attributable to an increase in depreciation on specialty rental assets acquired in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $15.2 million for the three months ended March 31, 2023 as compared to $11.8 million for the three months ended March 31, 2022. The increase in selling, general and administrative expense of $3.4 million was primarily driven by an increase in stock compensation expense of approximately $2.3 million largely from the SAR awards as a result of an increase in the estimated fair value of the SAR awards driven by the net increase in the Company’s stock price. Approximately $0.6 million of this increase was driven by an increase in other labor costs as a result of a slight increase in headcount combined with wage increases. The remaining increase was attributable to an increase in general other corporate costs.

Other depreciation and amortization. Other depreciation and amortization expense was $3.8 million for the three months ended March 31, 2023 as compared to $4.0 million for the three months ended March 31, 2022. The decrease in other depreciation and amortization is primarily driven by a decrease in customer related intangible asset amortization associated with customer related intangible assets that became fully amortized in March 2022.

Other expense (income), net. Other expense (income), net was $1.0 million for the three months ended March 31, 2023 as compared to ($0.2) million for the three months ended March 31, 2022. The increase in expense is primarily driven by costs incurred on the disposal of assets in the All Other segment category in the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.1 for the three months ended March 31, 2023 as compared to $0 for the three months ended March 31, 2022. The increase in loss on extinguishment of debt is primarily due the partial redemption of the 2024 Senior Secured Notes on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. The remainder of the change of approximately $0.4 million related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the amendment of the ABL Facility on February 1, 2023. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding extinguishment of debt.

Interest expense, net. Interest expense, net was $7.5 million for the three months ended March 31, 2023 as compared to $9.6 million for the three months ended March 31, 2022. The change in interest expense, net was primarily driven by an increase of approximately $1.3 million in interest income earned on a cash equivalent funded by the increase in available cash due to growth of the business. This remaining portion of this change in interest expense, net was driven by a decrease in interest expense incurred on the ABL Facility and Notes driven by the lower outstanding debt balance in the current period as $125 million of the 2024 Senior Secured Notes were redeemed as previously mentioned and the ABL Facility had no outstanding balance in the current period compared to an outstanding balance in the prior period.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($3.7) million for the three months ended March 31, 2023 as compared to $1.2 million for the three months ended March 31, 2022. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have decreased in the current period, generating an increase to income in the current period.

Income tax expense.  Income tax expense was $12.2 million for the three months ended March 31, 2023 as compared to $1.1 million for the three months ended March 31, 2022. The increase in income tax expense is primarily attributable to the increase in income before taxes for the three months ended March 31, 2023 as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the three months ended March 31, 2023 and 2022 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended March 31,		Amount of Increase	Change Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Government	$109,503	$46,790	$62,713	134%
HFS - South	35,772	31,576	4,196	13%
All Other	2,544	1,969	575	29%
Total Revenues	$147,819	$80,335	$67,484	84%

Adjusted Gross Profit
Government	$88,774	$27,876	$60,898	218%
HFS - South	11,656	13,318	(1,662)	(12)%
All Other	(870)	(478)	(392)	82%
Total Adjusted Gross Profit	$99,560	$40,716	$58,844	145%

Average Daily Rate
Hospitality & Facilities Services - South	$73.42	$74.09	$(0.67)

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

Government

Revenue for the Government segment was $109.5 million for the three months ended March 31, 2023, as compared to $46.8 million for the three months ended March 31, 2022.

Adjusted gross profit for the Government segment was $88.8 million for the three months ended March 31, 2023, as compared to $27.9 million for the three months ended March 31, 2022.

Revenue and adjusted gross profit increased as a result of the contract originated in the Government segment in May 2022 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $35.8 million for the three months ended March 31, 2023, as compared to $31.6 million for the three months ended March 31, 2022.

Adjusted gross profit for the HFS – South segment was $11.7 million for the three months ended March 31, 2023, as compared to $13.3 million for the three months ended March 31, 2022.

The increase in revenue of $4.2 million was primarily attributable to an increase in utilization driven by an increase in customer demand.

The decrease in adjusted gross profit of $1.7 million was primarily attributable to an increase in occupancy and customer activity, which drove more variable cost, combined with a slight decrease in ADR.

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

Capital Requirements

During the three months ended March 31, 2023, we incurred approximately $31.8 million in capital expenditures, excluding acquisition of intangibles, largely driven by growth capital expenditures in the HFS – South segment, with approximately $7.9 million driven primarily by growth capital expenditures in the Government segment. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2023	2022

Net cash provided by (used in) operating activities	$14,529	$(30,580)
Net cash used in investing activities	(28,445)	(2,835)
Net cash provided by (used in) financing activities	(125,325)	15,831
Effect of exchange rate changes on cash and cash equivalents	6	2
Net decrease in cash and cash equivalents	$(139,235)	$(17,582)

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Cash flows provided by (used in) operating activities. Net cash provided by operating activities was $14.5 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $30.6 million for the three months ended March 31, 2022.

The current period is up by approximately $45.1 million when compared to 2022 driven by an increase in cash collections from customers of approximately $62.1 million, an increase in interest received of approximately $1.6 million, and a decrease in interest payments of approximately $0.2 million driven by lower debt. These cash inflows were partially offset by an increase in payments for operating expenses and payroll of approximately $18.9 million driven by growth and recovery of the business as well as the cash payment for the vested SAR awards made during the three months ended March 31, 2023.

Cash flows used in investing activities. Net cash used in investing activities was $28.4 million for the three months ended March 31, 2023 compared to $2.8 million for the three months ended March 31, 2022. This increase was primarily related to an increase in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand.

Cash flows provided by (used in) financing activities. Net cash used in financing activities was $125.3 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $15.8 million for the three months ended March 31, 2022. This increase in net cash used in financing activities was primarily driven by the $125 million partial redemption of the 2024 Senior Secured Notes on March 15, 2023 combined with the prior period including a cash inflow related to a $16 million draw on the ABL Facility whereas there were no draws on the ABL Facility in the current period.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of March 31, 2023 consisted of approximately $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through March 31, 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026.

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the three months ended March 31, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of March 31, 2023. The maturity date of the ABL Facility is February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remain outstanding on the date that is six months prior to the stated maturity date thereof. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

2024 Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 2024 Senior Secured Notes under the Indenture by and among Arrow Bidco, the Note Guarantors, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance and growth capital expenditures for specialty rental and other property, plant, and equipment assets, (iii) Principal payments on the 2024 Senior Secured Notes, (iv) debt service interest payments, and (v) payments due under finance and operating leases. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of March 31, 2023:

($ in thousands)	Total	Rest of 2023	2024	2025	2026	2027
Interest Payments(1)	$19,902	$9,951	$9,951	$—	$—	$—
2024 Senior Secured Notes	209,500	—	209,500	—	—	—
Operating lease obligations, including imputed interest(2)	22,139	9,533	4,703	4,012	3,283	608
Total	$251,541	$19,484	$224,154	$4,012	$3,283	$608
(1)	We will incur and pay interest expense at 9.50% of the remaining face value of $209.5 million annually, or $19.9 million in connection with our 2024 Senior Secured Notes. Over the remaining term of the Notes, interest payments total approximately $19.9 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the three months ended March 31, 2023 we had one customer, who accounted for 65% of revenues, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 18% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2023.

Our two largest customers for the three months ended March 31, 2022 accounted for 41% and 17% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 18% and 11% of accounts receivable, respectively, while no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2022.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the three months ended March 31, 2023, we had one major supplier representing 18% of goods purchased. For the three months ended March 31, 2022, we had one major supplier that represented 22% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

The failure of Silicon Valley Bank and other banks in the U.S. in March 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. Although we do not have banking relationships with such banks, we continue to monitor these events and the potential impact on our business.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying balance sheet as of March 31, 2023 as current portion of operating lease obligations and long-term operating lease obligations.  Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of March 31, 2023.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $6.4 million and $3.8 million for three months ended March 31, 2023 and 2022, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 of our 2022 Form 10-K. Additionally, refer to Note 1 of our notes to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of our summary of significant accounting policies and use of estimates. These estimates require significant judgments and assumptions. There have been no material changes during the three months ended March 31, 2023 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, COVID-19 related expenses, and other immaterial non-cash items.
●	Transaction expenses: Target Hospitality incurred certain immaterial transaction costs during 2023 with no such items incurred during 2022.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.

●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, business development, accounting standard implementation costs and certain severance costs.

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

Target Hospitality also believes that Adjusted EBITDA is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects adjustments to exclude the effects of additional items, including certain items, that are not reflective of the ongoing operating results of Target Hospitality.  In addition, to derive Adjusted EBITDA, we exclude gains or losses on the sale or disposal of depreciable assets and impairment losses because including them in EBITDA is inconsistent with reporting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale or disposal of depreciable assets and impairment losses represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
($ in thousands)	March 31,
	2023	2022
Gross Profit	$81,963	$27,916
Depreciation of specialty rental assets	17,597	12,800
Adjusted gross profit	$99,560	$40,716

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
($ in thousands)	March 31,
	2023	2022
Net income	$43,825	$494
Income tax expense	12,217	1,088
Interest expense, net	7,498	9,572
Loss on extinguishment of debt	2,128	—
Other depreciation and amortization	3,803	3,995
Depreciation of specialty rental assets	17,597	12,800
EBITDA	87,068	27,949

Adjustments
Other expense (income), net	1,004	(219)
Transaction expenses	51	—
Stock-based compensation	5,646	3,337
Change in fair value of warrant liabilities	(3,711)	1,227
Other adjustments	539	1,090
Adjusted EBITDA	$90,597	$33,384

The following table presents a reconciliation of Target Hospitality’s Net cash provided by (used in) operating activities to Discretionary cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2023	2022
Net cash provided by (used in) operating activities	$14,529	$(30,580)
Less: Maintenance capital expenditures for specialty rental assets	(1,808)	(2,448)
Discretionary cash flows	$12,721	$(33,028)

Purchase of specialty rental assets	(23,002)	(2,843)
Purchase of property, plant and equipment	(1,015)	(117)
Acquired intangible assets	(4,547)	—
Proceeds from sale of specialty rental assets and other property, plant and equipment	119	125
Net cash used in investing activities	$(28,445)	$(2,835)

Principal payments on finance and finance lease obligations	(356)	(169)
Proceeds from borrowings on ABL	—	16,000
Repayment of Senior Notes	(125,000)	—
Proceeds from issuance of Common Stock from exercise of warrants	42	—
Proceeds from issuance of Common Stock from exercise of options	1,252	—
Payment of deferred financing costs	(1,263)	—
Net cash provided by (used in) financing activities	$(125,325)	$15,831

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2023, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as of March 31, 2023.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various lawsuits, claims and legal proceedings, the majority of which arise out of the ordinary course of business. The nature of the Company’s business is such that disputes occasionally arise with vendors including suppliers and subcontractors, and customers over contract specifications and contract interpretations among other things. The company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of exposure. We have insurance policies to cover general liability and workers’ compensation-related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under such pending lawsuits, claims and legal proceedings will not have a material adverse effect on its financial condition or results of operations. Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control and which may cause actual performance to differ materially from historical or projected future performance. For additional information about our risk factors, you should carefully consider the risk factors included in the 2022 Form 10-K, which have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2023 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. No share repurchases were made during the quarter ended March 31, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1

First Amendment to the ABL Credit Agreement, dated as of February 1, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties thereto, Bank of America, N.A. as administrative agent, collateral agent and swingline lender each Fronting Bank party thereto and each of the New Revolver Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

10.2	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2023).

10.3	Form of Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: May 9, 2023	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer