Form 10-Q
period 2023-06-30
Target Hospitality Corp.
filed 2023-08-09
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 101,596,056 shares of Common Stock, par value $0.0001 per share, outstanding as of August 4, 2023.

Target Hospitality Corp.

FORM 10-Q

June 30, 2023

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023 and 2022

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$69,578	$181,673
Accounts receivable, less allowance for doubtful accounts of $268 and $4, respectively	53,325	42,153
Prepaid expenses and other assets	6,940	12,553
Total current assets	129,843	236,379

Specialty rental assets, net	366,226	357,129
Other property, plant and equipment, net	33,314	31,898
Operating lease right-of-use assets, net	19,718	27,298
Goodwill	41,038	41,038
Other intangible assets, net	73,026	75,182
Deferred financing costs revolver, net	1,682	896
Other non-current assets	1,121	1,907
Total assets	$665,968	$771,727

Liabilities
Current liabilities:
Accounts payable	$17,247	$17,563
Accrued liabilities	31,926	39,642
Deferred revenue and customer deposits	50,578	120,040
Current portion of operating lease obligations	9,672	12,516
Current portion of finance lease and other financing obligations (Note 8)	1,276	1,135
Current warrant liabilities	5,351	—
Current portion of long-term debt, net (Note 8)	207,405	—
Total current liabilities	323,455	190,896

Other liabilities:
Long-term debt (Note 8):
Principal amount	—	334,500
Less: unamortized original issue discount	—	(971)
Less: unamortized term loan deferred financing costs	—	(4,681)
Long-term debt, net	—	328,848
Long-term finance lease and other financing obligations	1,110	1,088
Long-term operating lease obligations	9,088	11,104
Other non-current liabilities	182	6,309
Deferred revenue and customer deposits	4,583	5,479
Deferred tax liability	34,893	15,172
Asset retirement obligations	2,334	2,247
Warrant liabilities	—	9,737
Total liabilities	375,645	570,880

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 111,025,911 issued and 101,595,246 outstanding as of June 30, 2023 and 109,747,366 issued and 100,316,701 outstanding as of December 31, 2022.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of June 30, 2023 and as of December 31, 2022.	(23,559)	(23,559)
Additional paid-in-capital	138,779	139,287
Accumulated other comprehensive loss	(2,600)	(2,574)
Accumulated earnings	177,693	87,683
Total stockholders' equity	290,323	200,847
Total liabilities and stockholders' equity	$665,968	$771,727

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Services income	$92,523	$74,370	$187,359	$133,045
Specialty rental income	51,107	35,277	104,090	56,937
Total revenue	143,630	109,647	291,449	189,982
Costs:
Services	35,734	40,014	75,434	74,705
Specialty rental	7,538	5,227	16,097	10,156
Depreciation of specialty rental assets	17,992	11,861	35,589	24,661
Gross profit	82,366	52,545	164,329	80,460
Selling, general and administrative	13,457	11,103	28,656	22,862
Other depreciation and amortization	3,841	3,585	7,644	7,580
Other expense (income), net	311	24	1,315	(195)
Operating income	64,757	37,833	126,714	50,213
Loss on extinguishment of debt	—	—	2,128	—
Interest expense, net	5,276	9,667	12,773	19,238
Change in fair value of warrant liabilities	(675)	(853)	(4,385)	374
Income before income tax	60,156	29,019	116,198	30,601
Income tax expense	13,703	6,168	25,920	7,256
Net income	46,453	22,851	90,278	23,345
Change in fair value of warrant liabilities	(675)	(853)	(4,385)	374
Net income attributable to common stockholders - diluted	45,778	21,998	85,893	23,719

Other comprehensive loss
Foreign currency translation	(5)	(47)	(26)	(65)
Comprehensive income	$46,448	$22,804	$90,252	$23,280

Weighted average number shares outstanding - basic	101,465,088	97,076,935	101,056,450	97,007,247
Weighted average number shares outstanding - diluted	105,045,608	97,076,935	105,699,684	97,007,247

Net income per share - basic	$0.46	$0.24	$0.89	$0.24
Net income per share - diluted	$0.44	$0.24	$0.81	$0.24

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six months ended June 30, 2023 and 2022

($ in thousands)

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders' Equity
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271
Net income	—	—	—	—	—	—	494	494
Stock-based compensation	—	—	—	—	560	—	—	560
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Balances at March 31, 2022	96,936,785	$10	9,430,665	$(23,559)	$110,098	$(2,480)	$14,238	$98,307

Net income	—	—	—	—	—	—	22,851	22,851
Stock-based compensation, net	291,905	—	—	—	3,494	—	—	3,494
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(77)	—	—	(77)
Cumulative translation adjustment	—	—	—	—	—	(47)	—	(47)
Balances at June 30, 2022	97,228,690	$10	9,430,665	$(23,559)	$113,515	$(2,527)	$37,089	$124,528

Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847
Adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(268)	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579
Net income	—	—	—	—	—	—	43,825	43,825
Stock-based compensation, net	643,662	—	—	—	2,112	—	—	2,112
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,177)	—	—	(6,177)
Cumulative translation adjustment	—	—	—	—	—	(21)	—	(21)
Issuance of Common Stock from exercise of warrants	2,869	—	—	—	42	—	—	42
Issuance of Common Stock from exercise of stock options	410,226	—	—	—	1,252	—	—	1,252
Balances at March 31, 2023	101,373,458	$10	9,430,665	$(23,559)	$136,516	$(2,595)	$131,240	$241,612

Net income	—	—	—	—	—	—	46,453	46,453
Stock-based compensation, net	207,288	—	—	—	2,337	—	—	2,337
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(241)	—	—	(241)
Cumulative translation adjustment	—	—	—	—	—	(5)	—	(5)
Issuance of Common Stock from exercise of warrants	14,500	—	—	—	167	—	—	167
Balances at June 30, 2023	101,595,246	$10	9,430,665	$(23,559)	$138,779	$(2,600)	$177,693	$290,323

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$90,278	$23,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	36,530	25,386
Amortization of intangible assets	6,703	6,855
Noncash operating lease expense	9,471	—
Accretion of asset retirement obligation	87	85
Amortization of deferred financing costs	1,753	2,296
Amortization of original issue discount	313	346
Change in fair value of warrant liabilities	(4,385)	374
Stock-based compensation expense	9,113	5,227
(Gain) loss on disposal of specialty rental assets and other property, plant and equipment	207	(101)
Loss on extinguishment of debt	2,128	—
Deferred income taxes	19,722	6,350
Provision for loss on receivables, net of recoveries	65	163
Changes in operating assets and liabilities
Accounts receivable	(11,547)	(49,714)
Prepaid expenses and other assets	5,621	2,168
Accounts payable and other accrued liabilities	(19,425)	(771)
Deferred revenue and customer deposits	(70,359)	(26,191)
Operating lease obligation	(6,751)	—
Other non-current assets and liabilities	751	815
Net cash provided by (used in) operating activities	70,275	(3,367)
Cash flows from investing activities:
Purchase of specialty rental assets	(42,916)	(15,424)
Purchase of property, plant, and equipment	(1,493)	(15,955)
Acquired intangible assets	(4,547)	—
Proceeds from sale of specialty rental assets and other property, plant and equipment	165	615
Net cash used in investing activities	(48,791)	(30,764)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(701)	(297)
Principal payments on borrowings from ABL Facility	—	(16,000)
Proceeds from borrowings on ABL Facility	—	36,800
Repayment of Senior Notes	(125,000)	—
Payment of issuance costs from warrant exchange	(1,504)	—
Proceeds from issuance of Common Stock from exercise of warrants	209	—
Proceeds from issuance of Common Stock from exercise of options	1,252	—
Payment of deferred financing costs	(1,423)	—
Taxes paid related to net share settlement of equity awards	(6,418)	(77)
Net cash provided by (used in) financing activities	(133,585)	20,426

Effect of exchange rate changes on cash and cash equivalents	6	(3)

Net decrease in cash and cash equivalents	(112,095)	(13,708)
Cash and cash equivalents - beginning of period	181,673	23,406
Cash and cash equivalents - end of period	$69,578	$9,698

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(2,142)	$(8,349)
Non-cash change in finance lease obligations	$(882)	$(654)

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated balance sheets of Target Hospitality, but does not contain all of the footnote disclosures from those annual financial statements.

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

Cost of services includes labor, food, utilities, supplies, leasing and other direct costs associated with operating the lodging units as well as repair and maintenance expenses. Cost of rental includes leasing costs, utilities, and other direct costs of maintaining the lodging units. Costs associated with contracts include sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income.

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

2. Revenue

Total revenue recognized under Topic 606 was $187.4 million and $133.0 million for the six months ended June 30, 2023 and 2022, respectively, while specialty rental income was $104.1 million and $56.9 million subject to the guidance of ASC 842 for the six months ended June 30, 2023 and 2022, respectively. Total revenue recognized under Topic 606 was $92.5 million and $74.4 million for the three months ended June 30, 2023 and 2022, respectively, while specialty rental income was $51.1 million and $35.3 million subject to the guidance of ASC 842 for the three months ended June 30, 2023 and 2022, respectively.

The following table disaggregates our services income by our two reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, and All Other for the dates indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
HFS – South	$37,645	$31,025	$71,933	$61,148

Government	$51,580	$41,233	$109,584	$67,816

All Other	$3,298	$2,112	$5,842	$4,081

Total services revenues	$92,523	$74,370	$187,359	$133,045

Refer to Note 17 – Business Segments, for a discussion of the change in our reportable segments, which was applied to all comparison periods, including the above table.

Allowance for Credit Losses

The Company maintains allowances for credit losses. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. Our estimate could require a change based on changing circumstances, including changes in the economy or in the circumstances of individual customers.

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

	For Six Months Ended
	June 30,
	2023	2022
Balances at Beginning of the Period	$125,519	$34,411
Additions to deferred revenue	—	1,596
Revenue recognized	(70,358)	(27,787)
Balances at End of the Period	$55,161	$8,220

As of June 30, 2023, for contracts greater than one year, the following table discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2023	2024	2025	2026	2027	Total
Revenue expected to be recognized as of June 30, 2023	$87,591	$36,120	$19,490	$14,328	$-	$157,529

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2023	2022
Specialty rental assets	$733,909	$698,095
Construction-in-process	5,056	4,653
Less: accumulated depreciation	(372,739)	(345,619)
Specialty rental assets, net	$366,226	$357,129

Depreciation expense related to specialty rental assets was $35.6 million and $24.7 million for the six months ended June 30, 2023 and 2022, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, depreciation expense of specialty rental assets was $18.0 million and $11.9 million, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. During the six months ended June 30, 2023, the Company disposed of assets with accumulated depreciation of approximately $8.7 million along with the related gross cost of approximately $9.1 million.  These disposals were primarily associated with fully depreciated asset retirement costs as well as a sale of assets.  These asset disposals resulted in disposal costs of approximately $1.2 million and a net loss on the sales and disposal of assets of approximately $0.2 million (net of sale proceeds of approximately $0.2 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the six months ended June 30, 2023.

In January 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $13.2 million is included within this asset group, to support growth of the HFS – South segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

During the three months ended June 30, 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $4.6 million is included within this asset group, to support growth of the Government segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2023	2022
Land	$29,784	$28,483
Buildings and leasehold improvements	799	769
Machinery and office equipment	1,708	1,581
Other	8,212	7,341
	40,503	38,174
Less: accumulated depreciation	(7,189)	(6,276)
Total other property, plant and equipment, net	$33,314	$31,898

Depreciation expense related to other property, plant and equipment was $0.9 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, depreciation expense related to other property, plant and equipment was $0.5 million and $0.4 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

In January 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $0.9 million is included within this asset group related to the land portion of the acquisition, to support growth of the HFS – South segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

During the three months ended June 30, 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $0.4 million is included within this asset group, to support growth of the Government segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2022	$41,038
Changes in Goodwill	-
Balance at December 31, 2022	41,038
Changes in Goodwill	-
Balance at June 30, 2023	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.4	$133,105	$(76,796)	$56,309
Non-compete agreement	4.6	349	(32)	317
Total		133,454	(76,828)	56,626
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(76,828)	$73,026

	December 31, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.6	$128,907	$(70,125)	$58,782
Total		128,907	(70,125)	58,782
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(70,125)	$75,182

For the six months ended June 30, 2023 and 2022, amortization expense related to intangible assets was $6.7 million and $6.9 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, amortization expense related to intangible assets was $3.4 million and $3.2 million, respectively.

In January 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $4.5 million is included within this intangible asset group comprised of approximately $4.2 million of customer relationships and approximately $0.3 million related to a non-compete agreement. This acquisition was completed in order to support growth of the HFS – South segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

The estimated aggregate amortization expense as of June 30, 2023 for each of the next five years and thereafter is as follows:

Rest of 2023	$6,744
2024	13,475
2025	13,475
2026	12,879
2027	8,270
Thereafter	1,783
Total	$56,626

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	June 30,	December 31,
	2023	2022
Cloud computing implementation costs	$7,130	$7,198
Less: accumulated amortization	(6,009)	(5,357)
Other non-current assets	$1,121	$1,841

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.7 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, amortization expense related to other non-current assets was $0.3 million and $0.4 million, respectively.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2023	2022
Employee accrued compensation expense	$6,090	$11,873
Other accrued liabilities	19,913	18,230
Accrued interest on debt	5,923	9,539
Total accrued liabilities	$31,926	$39,642

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, liability-based stock compensation awards (see Note 15), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”) by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding Notes. The redemption was accounted for as a partial extinguishment of debt. Refer to the table below for the components of the amounts related to the Notes, which are recognized as a current liability within the current portion of long-term debt, net in the accompanying consolidated balance sheet as of June 30, 2023.

June 30,
2023
Principal amount of 9.50% Senior Secured Notes, due 2024	$209,500
Less: unamortized original issue discount	(360)
Less: unamortized term loan deferred financing costs	(1,735)
Current portion of long-term debt, net	$207,405

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

Arrow Bidco exercised this redemption option for the first time on March 15, 2023 to redeem $125 million of the Notes as discussed above.

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

In connection with the issuance of the Notes, there was an original issue discount of approximately $3.3 million and the unamortized balance of approximately $0.4 million is included as a reduction of the principal within current portion of long-term debt, net on the consolidated balance sheet as of June 30, 2023. The discount is amortized over the life of the Notes using the effective interest method.

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

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of June 30, 2023 consisted of approximately $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through June 30, 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026.

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended on February 1, 2023, the “ABL Facility”). During the six months ended June 30, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of June 30, 2023.

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

	June 30,	December 31,
	2023	2022
Finance lease and other financing obligations	$2,386	$2,223
ABL Facility	—	—
9.50% Senior Secured Notes due 2024, face amount	209,500	334,500
Less: unamortized original issue discount	(360)	(971)
Less: unamortized term loan deferred financing costs	(1,735)	(4,681)
Total debt, net	209,791	331,071
Less: current maturities	(208,681)	(1,135)
Total long-term debt	$1,110	$329,936

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income for the periods indicated below consist of the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Interest incurred on finance lease and other financing obligations	$50	$15	$92	$29
Interest expense incurred on ABL Facility and Notes	5,094	8,316	12,564	16,567
Amortization of deferred financing costs on ABL facilities and Notes	663	1,161	1,753	2,296
Amortization of original issue discount on Notes	121	175	313	346
Interest income	(652)	—	(1,949)	—
Interest expense, net	$5,276	$9,667	$12,773	$19,238

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of June 30, 2023 and December 31, 2022. Accumulated amortization expense related to the deferred financing costs was approximately $12.7 million and $11.2 million as of June 30, 2023 and December 31, 2022, respectively. Accumulated amortization of the original issue discount was approximately $2.6 million and $2.3 million as of June 30, 2023 and December 31, 2022, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the six months ended June 30, 2023.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $5.0 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 within deferred financing costs revolver, net. In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders for the six months ended June 30, 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.4 million of deferred financing costs as a result of the ABL Facility amendment, which are capitalized and presented on the consolidated balance sheet as of June 30, 2023 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2023 and 2022, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of June 30, 2023, consists of the following:

Rest of 2023	$565
2024	210,586
2025	674
2026	61
Total	$211,886

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($4.4) million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, the change in the estimated fair value of the Private Warrants resulted in a gain of approximately ($0.7) million and ($0.9) million, respectively. As of June 30, 2023 and 2022, 1,533,334 and 5,333,334, Private Warrants were outstanding, respectively, which expire no later than March 15, 2024 if they remain unredeemed. As of June 30, 2023, the Private Warrants were classified as current warrant liabilities in the accompanying consolidated balance sheet.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	June 30,	December 31,
	2023	2022
Warrant liabilities	$5,351	$9,737
Total	$5,351	$9,737

10. Income Taxes

Income tax expense was approximately $25.9 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, income tax expense was approximately $13.7 million and $6.2 million, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022, was 22.8% and

21.3%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022, was 22.3% and 23.7%. The fluctuation in the rate for the three and six months ended June 30, 2023 and 2022, respectively, results primarily from the relationship of year-to-date income before income tax for the three and six months ended June 30, 2023 and 2022, respectively.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	June 30, 2023		December 31, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
2024 Senior Secured Notes (See Note 8) - Level 1	$(207,405)	$(209,946)	$(328,848)	$(335,403)

Recurring fair value measurements

Level 3 Disclosures:

There were 1,533,334 Private Warrants outstanding as of June 30, 2023 and December 31, 2022. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $3.49 and $6.35 as of June 30, 2023 and December 31, 2022, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		June 30,	December 31,
		2023	2022
Exercise Price		$11.50	$11.50
Stock Price		$13.42	$15.14
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		0.71	1.20
Risk-Free Interest Rate	%	5.30%	4.56
Expected Volatility	%	52.00%	70.00
Per Share Value of Warrants		$3.49	$6.35

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended June 30, 2023:

Private Placement Warrants
Balance at December 31, 2022	$9,737
Change in fair value of warrant liabilities	(3,711)
Balance at March 31, 2023	6,026
Change in fair value of warrant liabilities	(675)
Balance at June 30, 2023	5,351

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three and six months ended June 30, 2023 and 2022. The following table reconciles net income attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Numerator
Net income attributable to Common Stockholders - basic	$46,453	$22,851	$90,278	$23,345
Change in fair value of warrant liabilities	(675)	(853)	(4,385)	374
Net income attributable to Common Stockholders - diluted	$45,778	$21,998	$85,893	$23,719

Denominator
Weighted average shares outstanding - basic	101,465,088	97,076,935	101,056,450	97,007,247
Dilutive effect of outstanding securities:
Warrants	1,357,752	—	1,844,596	—
PSUs	473,115	—	480,882	—
SARs	191,496	—	233,334	—
Stock Options	418,934	—	606,983	—
RSUs	1,139,223	—	1,477,439	—
Weighted average shares outstanding - diluted	105,045,608	97,076,935	105,699,684	97,007,247

Net income per share - basic	$0.46	$0.24	$0.89	$0.24
Net income per share - diluted	$0.44	$0.24	$0.81	$0.24

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator. The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s Common Stock for the three and six months ended June 30, 2022 were excluded from the computation of diluted EPS because they are considered anti-dilutive. Public and Private Warrants representing a total 8,044,287 shares of the Company’s Common Stock for the three and six months ended June 30, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table.

As discussed in Note 15, stock-based compensation awards were outstanding for the three and six months ended June 30, 2023 and 2022. These stock-based compensation awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2022 because their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 1,005,769 of contingently issuable PSUs were excluded from the computation of diluted EPS for the three and six months ended June 30, 2023 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 68,269 of PSUs that did not meet all of the Company’s Total Shareholder Return performance and Diversification EBITDA criteria (see Note 15) and 937,500 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in the Company’s 2022 Form 10K.

Shares of treasury stock have been excluded from the computation of EPS.

14. Stockholders’ Equity

Common Stock

As of June 30, 2023 and December 31, 2022, Target Hospitality had 111,025,911 and 109,747,366 shares of Common Stock, par value $0.0001 per share issued with 101,595,246 and 100,316,701 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2023, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2023, holders of Public Warrants exercised 2,869 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 2,869 shares of Common Stock. During the three months ended June 30, 2023, holders of Public Warrants exercised 14,500 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.2 million and issuing 14,500 shares of Common Stock. As of June 30, 2023, the Company had 6,510,953 Public Warrants issued and outstanding.

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

Restricted Stock Units

On March 1, 2023, the Compensation Committee awarded an aggregate of 214,901 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

On April 17, 2023, the Compensation Committee awarded 2,383 time-based RSUs to one of the Company’s employees, which vest ratably over a four-year period.

On May 18, 2023, the Compensation Committee awarded an aggregate of 57,616 time-based RSUs to certain of the Company’s non-employee directors, which vest in full on the first anniversary of the grant date of, if earlier, the date of the first annual meeting of the stockholders of the Company following the grant date.

On June 19, 2023, the Compensation Committee awarded a newly appointed non-employee director 6,875 RSUs which vest in full on May 18, 2024, or, if earlier, the date of the 2024 annual meeting of the stockholders of the Company.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	2,658,581	$2.98
Granted	281,775	15.20
Vested	(1,133,821)	3.36
Balance at June 30, 2023	1,806,535	$4.64

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the six months ended June 30, 2023 and 2022, was approximately $2.7 million and $2.9 million, respectively, with an associated tax benefit of approximately $0.7 million and $0.7 million, respectively. For the three months ended June 30, 2023 and 2022, stock-based compensation expense for RSUs was approximately $1.4 million and $1.3 million, respectively, with an associated tax benefit of $0.4 million and $0.3 million, respectively. At June 30, 2023, unrecognized compensation expense related to RSUs totaled approximately $9.4 million and is expected to be recognized over a remaining term of approximately 2.60 years.

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

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	1,495,017	$4.72
Granted	91,025	17.82
Balance at June 30, 2023	1,586,042	$5.47

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the six months ended June 30, 2023 and 2022, was approximately $1.4 million and $0.2 million, respectively, with an associated tax benefit of approximately $0.4 million and less than $0.1 million, respectively. For the three months ended June 30, 2023 and 2022, stock-based compensation expense was approximately $0.7 million and $0.2 million, respectively, with an associated tax benefit of $0.2 million and less than $0.1 million, respectively. At June 30, 2023, unrecognized compensation expense related to PSUs totaled approximately $6.5 million and is expected to be recognized over a remaining term of approximately 2.11 years.

Stock Option Awards

During the six months ended June 30, 2023, there were stock options exercised as shown in the following table.

The table below represents the changes in stock options:

528,558 stock options were exercisable at June 30, 2023.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615
Exercised	(671,392)	5.81	-	7,423
Outstanding Options at June 30, 2023	839,269	$6.38	6.39	$5,906

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the six months ended June 30, 2023 and 2022, was approximately $0.3 million and $0.4 million, respectively, with an associated tax benefit of approximately $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2023 and 2022, stock-based compensation expense was approximately $0.2 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At June 30, 2023, unrecognized compensation expense related to stock options totaled $0.3 million and is expected to be recognized over a remaining term of approximately 0.65 years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the six months ended June 30, 2023.

Stock Appreciation Right Awards

As approved by the Compensation Committee, the employee related exercised SARs shown in the table below were paid in cash in the amount of $10.0 million based on the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price; during the first quarter of 2023.

The table below represents the changes in SARs:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2022	1,537,776	$1.82	8.17
Exercised	(755,436)	1.79	-
Outstanding SARs at June 30, 2023	782,340	$1.85	7.68

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards. The Company recognized a liability associated with its SARs of approximately $7.3 million as of June 30, 2023, of which approximately $7.1 million is included in accrued liabilities and approximately $0.2 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of June 30, 2023. The liability associated with these SAR awards recognized as of December 31, 2022, was approximately $12.6 million, of which approximately $6.3 million is included in accrued liabilities and approximately $6.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2022. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At June 30, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 38.77% and 35.41%, the term was 0.33 years and 0.60 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 5.42% and 5.38%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $11.66 and $9.99 per SAR, respectively, as of June 30, 2023. At December 31, 2022, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 46.86% and 47.27%, the term was 0.65 years and 1.10 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 4.70% and 4.65%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $13.40 and $11.78 per SAR, respectively, as of December 31, 2022.

The estimated weighted-average fair value of each SAR as of June 30, 2023 and December 31, 2022 was $12.22 and $13.61, respectively.  Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the six months ended June 30, 2023 and 2022, the Company recognized compensation expense related to these awards of approximately $4.7 million and $1.6 million, respectively, in selling, general and administrative expense in the consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, the Company recognized compensation expense related to these awards of approximately $1.1 million and $0.1 million, respectively. At June 30, 2023, unrecognized compensation expense related to SARs totaled approximately $4.3 million and is expected to be recognized over a remaining weighted-average term of approximately 0.67 years. At June 30, 2023, the intrinsic value of the SARs was $9.1 million.

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

SARs are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited during the six months ended June 30, 2023.

16. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the six months ended June 30, 2023 and 2022, we recognized expense of $0.6 million and $0.5 million, respectively. For the three months ended June 30, 2023 and 2022, we recognized expense of $0.2 million and $0.2 million, respectively.

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

The table below presents information about reported segments for the three months ended June 30 (except for asset information for 2022 that is presented as of December 31):

2023

	HFS - South	Government	All Other		Total
For the Six Months Ended June 30, 2023
Revenue	$74,925	$210,682	$5,842	(a)	$291,449
Adjusted gross profit	$24,950	$176,309	$(1,341)		$199,918
Total Assets	$191,862	$214,018	$32,979		$438,859

For the Three Months Ended June 30, 2023
Revenue	$39,154	$101,179	$3,297	(a)	$143,630
Adjusted gross profit	$13,294	$87,535	$(471)		$100,358

2022

	HFS - South	Government	All Other		Total
For the Six Months Ended June 30, 2022
Revenue	$64,196	$121,705	$4,081	(a)	$189,982
Adjusted gross profit	$27,284	$78,575	$(738)		$105,121
Total Assets (as of December 31, 2022)	$176,637	$217,029	$34,722		$428,388

For the Three Months Ended June 30, 2022
Revenue	$32,620	$74,915	$2,112	(a)	$109,647
Adjusted Gross Profit	$13,967	$50,699	$(260)		$64,406

(a)	Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Total reportable segment adjusted gross profit	$100,829	$64,666	$201,259	$105,859
Other adjusted gross profit	(471)	(260)	(1,341)	(738)
Depreciation and amortization	(21,833)	(15,446)	(43,233)	(32,241)
Selling, general, and administrative expenses	(13,457)	(11,103)	(28,656)	(22,862)
Other expense (income), net	(311)	(24)	(1,315)	195
Loss on extinguishment of debt	—	—	(2,128)	—
Interest expense, net	(5,276)	(9,667)	(12,773)	(19,238)
Change in fair value of warrant liabilities	675	853	4,385	(374)
Consolidated income before income taxes	$60,156	$29,019	$116,198	$30,601

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2023	December 31, 2022
Total reportable segment assets	$405,880	$426,825
Other assets	34,698	3,240
Other unallocated amounts	225,390	341,662
Total Assets	$665,968	$771,727

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2023	December 31, 2022
Total current assets	$129,843	$236,379
Other intangible assets, net	73,026	75,182
Operating lease right-of-use assets, net	19,718	27,298
Deferred financing costs revolver, net	1,682	896
Other non-current assets	1,121	1,907
Total other unallocated amounts of assets	$225,390	$341,662

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS and Government segments;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems;

●	fluctuations in the fair value of warrant liabilities;

●	our ability to refinance debt on favorable terms and meet our debt service requirements and obligations; and

●	risks related to Arrow Bidco’s obligations under the Notes.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of June 30, 2023, our network included 31 communities, including 2 communities that are not owned or leased, to better serve our customers across the US.

Economic Update

During the three months ended June 30, 2023, the Company continued to experience improving customer demand and increasing activity in the HFS – South segment as compared to the second quarter of 2022. The Company’s Government segment benefited from the Pecos Children’s Center (“PCC”) contract and the extension thereof with a leading national nonprofit organization (“NP Partner”) that became effective May 16, 2022, which contributed to significantly higher revenues as compared to the second quarter of 2022. The Company generated cash inflows (outflows) from operations for the six months ended June 30, 2023 of approximately $70.3 million compared to approximately ($3.4) million the six months ended June 30, 2022, representing an increase in cash flows from operations of approximately $73.7 million or 2,187%.

For the three months ended June 30, 2023, other key drivers of financial performance included:

●	Increased revenue of $34.0 million, or 31% compared to the same period in 2022, driven by additional revenue generated from growth in the Government segment as well as an increase in customer demand in the HFS – South segment.
●	Generated net income of approximately $46.5 million for three months ended June 30, 2023, as compared to a net income of approximately $22.9 million for the three months ended June 30, 2022, which is primarily attributable to the increase in revenue and gross profit, and decrease in interest expense, partially offset by an increase in selling, general and administrative expenses driven primarily by an increase in stock compensation expense, an increase in other expense, the change in the estimated fair value of warrant liabilities, and an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $90.9 million representing an increase of $34.8 million, or 62% as compared to the same period in 2022, driven primarily by the increase in revenue and a 4% decrease in operating expenses comprised of a decrease in services costs, partially offset by an increase in specialty rental costs.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 64% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 36% of revenues were earned through leasing of lodging facilities for the six months ended June 30, 2023. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services for certain applicable contracts based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the HFS – South segment, the consumer price index impacting government contracts, and government spending on housing programs.

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

Government

The government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with a national provider of migrant programming (the “FRCC Partner”). Additionally, this segment also includes facilities and operations provided under a lease and services agreement with our NP Partner, backed by a committed U.S. Government contract, to provide a suite of comprehensive service offerings across several facilities in West Texas in support of their humanitarian aid efforts.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with our NP Partner, backed by a committed U.S. Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. During 2022, the Company executed a new contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement for the PCC community (“Expanded PCC Community”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded PCC Community contract provides for significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded PCC Community contract operates with similar structure to the Company’s existing government services contracts, which are centered around minimum revenue commitments supported by the U.S. Government.  Additionally, the Expanded PCC Community contract includes variable services revenue that will align with monthly community population.  The minimum revenue commitments, which consist of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provide for a minimum annual revenue contribution of approximately $390 million and is fully committed over its initial contract term. This arrangement provides for a maximum initial annual total contract value of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded PCC Community contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended June 30, 2023 and 2022 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Services income	$92,523	$74,370	$18,153	24%
Specialty rental income	51,107	35,277	15,830	45%
Total revenue	143,630	109,647	33,983	31%
Costs:
Services	35,734	40,014	(4,280)	(11)%
Specialty rental	7,538	5,227	2,311	44%
Depreciation of specialty rental assets	17,992	11,861	6,131	52%
Gross Profit	82,366	52,545	29,821	57%
Selling, general and administrative	13,457	11,103	2,354	21%
Other depreciation and amortization	3,841	3,585	256	7%
Other expense, net	311	24	287	1196%
Operating income	64,757	37,833	26,924	71%
Interest expense, net	5,276	9,667	(4,391)	(45)%
Change in fair value of warrant liabilities	(675)	(853)	178	(21)%
Income before income tax	60,156	29,019	31,137	107%
Income tax expense	13,703	6,168	7,535	122%
Net income	$46,453	$22,851	$23,602	103%

For the three months ended June 30, 2023 compared for the three months ended June 30, 2022

Total Revenue. Total revenue was $143.6 million for the three months ended June 30, 2023 and consisted of $92.5 million of services income and $51.1 million of specialty rental income. Total revenues for the three months ended June 30, 2022 was $109.6 million, which consisted of $74.4 million of services income and $35.3 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment, primarily from fixed minimum contractual revenue commitments that are unaffected by changes in occupancy, combined with a continued increase in customer activity in the HFS – South segment.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $35.7 million for the three months ended June 30, 2023 as compared to $40.0 million for the three months ended June 30, 2022.

The decrease in services costs is primarily due to a decrease in services costs from the Government segment driven by a decrease in occupancy, partially offset by an increase in services costs in the HFS – South segment driven by the increase in customer activity mentioned above.

Specialty rental costs. Specialty rental costs were $7.5 million for the three months ended June 30, 2023 as compared to $5.2 million for the three months ended June 30, 2022. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $18.0 million for the three months ended June 30, 2023 as compared to $11.9 million for the three months ended June 30, 2022. The increase in depreciation expense is primarily attributable to an increase in depreciation on specialty rental assets acquired in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $13.5 million for the three months ended June 30, 2023 as compared to $11.1 million for the three months ended June 30, 2022. The increase in selling, general and administrative expense of $2.4 million was primarily driven by an increase in stock compensation expense of approximately $1.7 million largely from the SAR awards as a result of an increase in the estimated fair value of the SAR awards driven by the net increase in the Company’s stock price and partially driven by an increase in the number of PSUs issued driving more expense. The remaining increase was primarily attributable to an increase of $0.7 million in general other corporate costs, such as insurance expense.

Other depreciation and amortization. Other depreciation and amortization expense was $3.8 million for the three months ended June 30, 2023 as compared to $3.6 million for the three months ended June 30, 2022. The increase in other depreciation and amortization is primarily driven by an increase in customer-related intangible asset amortization associated with customer related intangible assets that the Company acquired in connection with the acquisition on January 18, 2023. Refer to Note 5 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding the acquisition of intangible assets.

Other expense, net. Other expense, net was $0.3 million for the three months ended June 30, 2023 as compared to less than $0.1 million for the three months ended June 30, 2022. The increase in expense is primarily driven by loss on the disposal of older assets in the HFS-South segment in the current period.

Interest expense, net. Interest expense, net was $5.3 million for the three months ended June 30, 2023 as compared to $9.7 million for the three months ended June 30, 2022. The change in interest expense, net was primarily driven by an increase of approximately $0.7 million in interest income earned on cash equivalents funded by the increase in available cash due to growth of the business, led by the Government segment. The remaining portion of this change in interest expense, net was driven by a decrease in interest expense incurred on the ABL Facility and Notes driven primarily by the lower outstanding debt balance in the current period as $125 million of the Notes were redeemed on March 15, 2023 and the ABL Facility had no outstanding balance in the current period compared to an outstanding balance in the prior period. Approximately $0.6 million of this decrease was driven by lower amortization expense from deferred financing costs and the original issue discount because of the ABL Facility amendment and partial extinguishment of the Notes, which resulted in the write-off of a portion of the related deferred financing costs and original issue discount.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding the ABL Facility amendment and partial extinguishment of the Notes.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($0.7) million for the three months ended June 30, 2023 as compared to ($0.9) million for the three months ended June 30, 2022. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have decreased in the current period, generating an increase to income in the current period.

Income tax expense.  Income tax expense was $13.7 million for the three months ended June 30, 2023 as compared to $6.2 million for the three months ended June 30, 2022. The increase in income tax expense is primarily attributable to the increase in income before taxes for the three months ended June 30, 2023 led by growth in the Government segment as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Consolidated Results of Operations for the six months ended June 30, 2023 and 2022 ($ in thousands):

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Services income	$187,359	$133,045	$54,314	41%
Specialty rental income	104,090	56,937	47,153	83%
Total revenue	291,449	189,982	101,467	53%
Costs:
Services	75,434	74,705	729	1%
Specialty rental	16,097	10,156	5,941	58%
Depreciation of specialty rental assets	35,589	24,661	10,928	44%
Gross Profit	164,329	80,460	83,869	104%
Selling, general and administrative	28,656	22,862	5,794	25%
Other depreciation and amortization	7,644	7,580	64	1%
Other expense (income), net	1,315	(195)	1,510	(774)%
Operating income	126,714	50,213	76,501	152%
Loss on extinguishment of debt	2,128	—	2,128	100%
Interest expense, net	12,773	19,238	(6,465)	(34)%
Change in fair value of warrant liabilities	(4,385)	374	(4,759)	(1,272)%
Income before income tax	116,198	30,601	85,597	280%
Income tax expense	25,920	7,256	18,664	257%
Net income	$90,278	$23,345	$66,933	287%

For the six months ended June 30, 2023 compared to for the six months ended June 30, 2022

Total Revenue. Total revenue was $291.4 million for the six months ended June 30, 2023 and consisted of $187.4 million of services income and $104.1 million of specialty rental income. Total revenues for the six months ended June 30, 2022 was $190.0 million, which consisted of $133.0 million of services income and $56.9 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment, primarily from fixed minimum contractual revenue commitments that are unaffected by changes in occupancy, combined with a continued increase in customer activity in the HFS – South segment.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $75.4 million for the six months ended June 30, 2023 as compared to $74.7 million for the six months ended June 30, 2022.

The increase in services costs is primarily due to an increase in services costs in the HFS – South segment driven by the increase in customer activity mentioned above, and partially by an increase in services costs from communities in the All Other category driven by an increase in customer activity. These increases were largely offset by a significant decrease in services costs from the Government segment driven by a decrease in occupancy.

Specialty rental costs. Specialty rental costs were $16.1 million for the six months ended June 30, 2023 as compared to $10.2 million for the six months ended June 30, 2022. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $35.6 million for the six months ended June 30, 2023 as compared to $24.7 million for the six months ended June 30, 2022. The increase in depreciation expense is primarily attributable to an increase in depreciation on specialty rental assets acquired in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $28.7 million for the six months ended June 30, 2023 as compared to $22.9 million for the six months ended June 30, 2022. The increase in selling, general and administrative expense of $5.8 million was primarily driven by an increase in stock compensation expense of approximately $4.0 million largely from the SAR awards as a result of an increase in the estimated fair value of the SAR awards driven by the net increase in the Company’s stock price and partially driven by an increase in the number of PSUs issued driving more expense. Approximately $0.6 million of this increase was driven by an increase in other labor costs as a result of a slight increase in headcount combined with wage increases. The remaining increase was attributable to a $1.6 million increase in general other corporate costs, such as marketing and advertising, office costs, travel and entertainment, and insurance expense. These increases were partially offset by a $0.1 million decrease in bad debt expense and a $0.3 million decrease in accounting implementation costs.

Other depreciation and amortization. Other depreciation and amortization expense was $7.6 million for the six months ended June 30, 2023 as compared to $7.6 million for the six months ended June 30, 2022.

Other expense (income), net. Other expense (income), net was $1.3 million for the six months ended June 30, 2023 as compared to ($0.2) million for the six months ended June 30, 2022. The increase in expense is primarily driven by costs incurred on the disposal of assets in the All Other segment category in the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.1 million for the six months ended June 30, 2023 as compared to $0 for the six months ended June 30, 2022. The increase in loss on extinguishment of debt is primarily due to the partial redemption of the 2024 Senior Secured Notes on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. The remainder of the change of approximately $0.4 million related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the amendment of the ABL Facility on February 1, 2023. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding extinguishment of debt.

Interest expense, net. Interest expense, net was $12.8 million for the six months ended June 30, 2023 as compared to $19.2 million the six months ended June 30, 2022. The change in interest expense, net was primarily driven by an increase of approximately $1.9 million in interest income earned on cash equivalents funded by the increase in available cash due to growth of the business, led by the Government segment. This remaining portion of this change in interest expense, net was driven by a decrease in interest expense incurred on the ABL Facility and Notes driven by the lower outstanding debt balance in the current period as $125 million of the Notes were redeemed on March 15, 2023 and the ABL Facility had no outstanding balance in the current period compared to an outstanding balance in the prior period. Approximately $0.6 million of this decrease was driven by lower amortization expense from deferred financing costs and the original issue discount because of the ABL Facility amendment and partial extinguishment of the Notes, which resulted in the write-off of a portion of the related deferred financing costs and original issue discount.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding the ABL Facility amendment and partial extinguishment of the Notes.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($4.4) million for the six months ended June 30, 2023 as compared to $0.4 million for the six months ended June 30, 2022. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have decreased in the current period, generating an increase to income in the current period.

Income tax expense.  Income tax expense was $25.9 million for the six months ended June 30, 2023 as compared to $7.3 million for the six months ended June 30, 2022. The increase in income tax expense is primarily attributable to the increase in income before taxes for the six months ended June 30, 2023 led by growth in the Government segment as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended June 30, 2023 and 2022 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Government	$101,179	$74,915	$26,264	35%
HFS - South	39,154	32,620	6,534	20%
All Other	3,297	2,112	1,185	56%
Total Revenues	$143,630	$109,647	$33,983	31%

Adjusted Gross Profit
Government	$87,535	$50,699	$36,836	73%
HFS - South	13,294	13,967	(673)	(5)%
All Other	(471)	(260)	(211)	81%
Total Adjusted Gross Profit	$100,358	$64,406	$35,952	56%

Average Daily Rate
HFS - South	$75.21	$73.96	$1.25

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

Government

Revenue for the Government segment was $101.2 million for the three months ended June 30, 2023, as compared to $74.9 million for the three months ended June 30, 2022.

Adjusted gross profit for the Government segment was $87.5 million for the three months ended June 30, 2023, as compared to $50.7 million for the three months ended June 30, 2022.

Revenue and adjusted gross profit increased as a result of the contract originated in the Government segment in May 2022 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $39.2 million for the three months ended June 30, 2023, as compared to $32.6 million for the three months ended June 30, 2022.

Adjusted gross profit for the HFS – South segment was $13.3 million for the three months ended June 30, 2023, as compared to $14.0 million for the three months ended June 30, 2022.

The increase in revenue of $6.5 million was primarily attributable to an increase in utilization driven by an increase in customer demand.

The decrease in adjusted gross profit of $0.7 million was primarily attributable to an increase in occupancy and customer activity, which drove more variable cost, partially offset by a slight increase in ADR.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the six months ended June 30, 2023 and 2022 ($ in thousands, except for Average Daily Rate).

	For the Six Months Ended June 30,		Amount of Increase	Percentage Change Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Government	$210,682	$121,705	$88,977	73%
HFS - South	74,925	64,196	10,729	17%
All Other	5,842	4,081	1,761	43%
Total Revenues	$291,449	$189,982	$101,467	53%

Adjusted Gross Profit
Government	$176,309	$78,575	$97,734	124%
HFS - South	24,950	27,284	(2,334)	(9)%
All Other	(1,341)	(738)	(603)	82%
Total Adjusted Gross Profit	$199,918	$105,121	$94,797	90%

Average Daily Rate
HFS - South	$74.34	$74.02	$0.32

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

Government

Revenue for the Government segment was $210.7 million for the six months ended June 30, 2023, as compared to $121.7 million for the six months ended June 30, 2022.

Adjusted gross profit for the Government segment was $176.3 million for the six months ended June 30, 2023, as compared to $78.6 million for the six months ended June 30, 2022.

Revenue and adjusted gross profit increased as a result of the contract originated in the Government segment in May 2022 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $74.9 million for the six months ended June 30, 2023, as compared to $64.2 million for the six months ended June 30, 2022.

Adjusted gross profit for the HFS – South segment was $25.0 million for the six months ended June 30, 2023, as compared to $27.3 million the six months ended June 30, 2022.

The increase in revenue of $10.7 million was primarily attributable to an increase in utilization driven by an increase in customer demand.

The decrease in adjusted gross profit of $2.3 million was primarily attributable to an increase in occupancy and customer activity, which drove more variable cost, partially offset by a slight increase in ADR.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. As of June 30, 2023, the ABL Facility had unused available borrowing capacity of $125 million. Under the terms of the ABL Facility, if any of the 2024 Senior Secured Notes remain outstanding on the date six months prior to their stated maturity date of March 15, 2024, the ABL Facility will mature on September 15, 2023. We intend to seek a waiver of this springing maturity from the lenders under the ABL Facility, but if we are unable, we intend to use borrowings under the ABL Facility, along with cash on hand, to redeem all of the 2024 Senior Secured Notes. Even if we are required to borrow under the ABL Facility to partially fund a redemption of all of the 2024 Senior Secured Notes, we currently believe that these sources of funds will provide sufficient liquidity to fund debt service requirements, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During the six months ended June 30, 2023, we incurred approximately $47.4 million in capital expenditures, excluding acquisition of intangibles, largely driven by growth capital expenditures in the HFS – South segment, with approximately $18.5 million driven by capital expenditures in the Government segment. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2023	2022

Net cash provided by (used in) operating activities	$70,275	$(3,367)
Net cash used in investing activities	(48,791)	(30,764)
Net cash provided by (used in) financing activities	(133,585)	20,426
Effect of exchange rate changes on cash and cash equivalents	6	(3)
Net decrease in cash and cash equivalents	$(112,095)	$(13,708)

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Cash flows provided by (used in) operating activities. Net cash provided by operating activities was $70.3 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $3.4 million for the six months ended June 30, 2022.

The current period is up by approximately $73.7 million when compared to 2022 driven by an increase in cash collections from customers of approximately $97.8 million, an increase in interest received of approximately $2.0 million, and a decrease in interest payments of approximately $0.3 million driven by lower debt. These cash inflows were partially offset by an increase in cash paid for income taxes of approximately $0.9 million and an increase in payments for operating expenses and payroll of approximately $26 million driven by growth and recovery of the business as well as the cash payment for the vested SAR awards made during for the six months ended June 30, 2023.

Cash flows used in investing activities. Net cash used in investing activities was $48.8 million for the six months ended June 30, 2023 compared to $30.8 million for the six months ended June 30, 2022. This increase was primarily related to an increase in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand. To a lesser extent, the increase was related to a $5.0 million acquisition of community assets in April 2023, supporting Government segment growth. These increases were partially offset by a decrease in other capital expenditures primarily supporting Government segment growth that occurred in the prior period.

Cash flows provided by (used in) financing activities. Net cash used in financing activities was $133.6 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $20.4 million for the six months ended June 30, 2022. This increase in net cash used in financing activities was primarily driven by the $125 million partial redemption of the 2024 Senior Secured Notes on March 15, 2023 combined with payment of deferred financing costs of $1.4 million associated with the ABL Facility amendment, and taxes paid related to net share settlement of equity awards of approximately $6.4 million compared to the prior period including a cash inflow related to a $20.8 million net draw on the ABL Facility whereas there were no draws on the ABL Facility in the current period.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of June 30, 2023 consisted of approximately $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through June 30, 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026.

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the six months ended June 30, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of June 30, 2023. The maturity date of the ABL Facility is February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remain outstanding on the date that is six months prior to the stated maturity date thereof. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

2024 Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 2024 Senior Secured Notes under the Indenture by and among Arrow Bidco, the Note Guarantors, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. As of June 30, 2023, the 2024 Senior Secured Notes had an outstanding principal balance of $209.5 million. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance and growth capital expenditures for specialty rental and other property, plant, and equipment assets, (iii) Principal payments on the 2024 Senior Secured Notes, (iv) debt service interest payments, and (v) payments due under finance and operating leases. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of June 30, 2023:

($ in thousands)	Total	Rest of 2023	2024	2025	2026	2027
Interest Payments(1)	$19,902	$9,951	$9,951	$—	$—	$—
2024 Senior Secured Notes	209,500	—	209,500	—	—	—
Operating lease obligations, including imputed interest(2)	20,144	7,511	4,730	4,012	3,283	608
Total	$249,546	$17,462	$224,181	$4,012	$3,283	$608
(1)	We will incur and pay interest expense at 9.50% of the remaining face value of $209.5 million annually, or $19.9 million in connection with our 2024 Senior Secured Notes. Over the remaining term of the Notes, interest payments total approximately $19.9 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the six months ended June 30, 2023, we had one customer, who accounted for 63% of revenues, while no other customers accounted for more than 10% of revenues. The largest customer accounted for 15% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2023.

Our two largest customers for the six months ended June 30, 2022 accounted for 49% and 15% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The largest customer accounted for 56% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2022.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the six months ended June 30, 2023, we had one major supplier representing 16.2% of goods purchased. For the six months ended June 30, 2022, we had one major supplier that represented 19.8% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

The failure of Silicon Valley Bank and other banks in the U.S. during the six months ended June 30, 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. Although we do not have banking relationships with such banks, we continue to monitor these events and the potential impact on our business.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying balance sheet as of June 30, 2023 as current portion of operating lease obligations and long-term operating lease obligations.  Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of June 30, 2023.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $12.4 million and $8.2 million for the six months ended June 30, 2023 and 2022, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancellable and non-cancellable leases was $6.0 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2022 Form 10-K. There have been no material changes during the three and six months ended June 30, 2023 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, COVID-19 related expenses, and other immaterial non-cash items.
●	Transaction expenses: Target Hospitality incurred certain immaterial transaction costs during 2023 and 2022.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, business development, accounting standard implementation costs and certain severance costs.

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

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believes that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows provides useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Gross Profit	$82,366	$52,545	$164,329	$80,460
Depreciation of specialty rental assets	17,992	11,861	35,589	24,661
Adjusted gross profit	$100,358	$64,406	$199,918	$105,121

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Net income	$46,453	$22,851	$90,278	$23,345
Income tax expense	13,703	6,168	25,920	7,256
Interest expense, net	5,276	9,667	12,773	19,238
Loss on extinguishment of debt	—	—	2,128	—
Other depreciation and amortization	3,841	3,585	7,644	7,580
Depreciation of specialty rental assets	17,992	11,861	35,589	24,661
EBITDA	87,265	54,132	174,332	82,080

Adjustments
Other expense (income), net	311	24	1,315	(195)
Transaction expenses	37	57	88	57
Stock-based compensation	3,466	1,813	9,113	5,150
Change in fair value of warrant liabilities	(675)	(853)	(4,385)	374
Other adjustments	511	949	1,050	2,039
Adjusted EBITDA	$90,915	$56,122	$181,513	$89,505

The following table presents a reconciliation of Target Hospitality’s Net cash provided by (used in) operating activities to Discretionary cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2023	2022
Net cash provided by (used in) operating activities	$70,275	$(3,367)
Less: Maintenance capital expenditures for specialty rental assets	(4,503)	(6,244)
Discretionary cash flows	$65,772	$(9,611)

Purchase of specialty rental assets	(42,916)	(15,424)
Purchase of property, plant and equipment	(1,493)	(15,955)
Acquired intangible assets	(4,547)	—
Proceeds from sale of specialty rental assets and other property, plant and equipment	165	615
Net cash used in investing activities	$(48,791)	$(30,764)

Principal payments on finance and finance lease obligations	(701)	(297)
Principal payments on borrowings from ABL Facility	—	(16,000)
Proceeds from borrowings on ABL Facility	—	36,800
Repayment of Senior Notes	(125,000)	—
Payment of issuance costs from warrant exchange	(1,504)	—
Proceeds from issuance of Common Stock from exercise of warrants	209	—
Proceeds from issuance of Common Stock from exercise of options	1,252	—
Payment of deferred financing costs	(1,423)	—
Taxes paid related to net share settlement of equity awards	(6,418)	(77)
Net cash provided by (used in) financing activities	$(133,585)	$20,426

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2023, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as of June 30, 2023.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the three and six months ended June 30, 2023 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. No share repurchases were made during the three and six months ended June 30, 2023.

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

Target Hospitality Corp.

Dated: August 9, 2023	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer