Form 10-Q
period 2023-09-30
Target Hospitality Corp.
filed 2023-11-08
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 101,661,411 shares of Common Stock, par value $0.0001 per share, outstanding as of November 3, 2023.

Target Hospitality Corp.

FORM 10-Q

September 30, 2023

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023 and 2022

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$105,104	$181,673
Accounts receivable, less allowance for doubtful accounts of $253 and $4, respectively	59,459	42,153
Prepaid expenses and other assets	6,994	12,553
Total current assets	171,557	236,379

Specialty rental assets, net	360,164	357,129
Other property, plant and equipment, net	34,590	31,898
Operating lease right-of-use assets, net	16,924	27,298
Goodwill	41,038	41,038
Other intangible assets, net	69,655	75,182
Deferred financing costs revolver, net	1,591	896
Other non-current assets	1,005	1,907
Total assets	$696,524	$771,727

Liabilities
Current liabilities:
Accounts payable	$21,247	$17,563
Accrued liabilities	31,461	39,642
Deferred revenue and customer deposits	15,273	120,040
Current portion of operating lease obligations	8,857	12,516
Current portion of finance lease and other financing obligations (Note 8)	1,302	1,135
Current warrant liabilities	7,927	—
Current portion of long-term debt, net (Note 8)	208,126	—
Total current liabilities	294,193	190,896

Other liabilities:
Long-term debt (Note 8):
Principal amount	—	334,500
Less: unamortized original issue discount	—	(971)
Less: unamortized term loan deferred financing costs	—	(4,681)
Long-term debt, net	—	328,848
Long-term finance lease and other financing obligations	1,049	1,088
Long-term operating lease obligations	8,095	11,104
Other non-current liabilities	—	6,309
Deferred revenue and customer deposits	4,134	5,479
Deferred tax liability	48,403	15,172
Asset retirement obligations	2,379	2,247
Warrant liabilities	—	9,737
Total liabilities	358,253	570,880

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 111,091,266 issued and 101,660,601 outstanding as of September 30, 2023 and 109,747,366 issued and 100,316,701 outstanding as of December 31, 2022.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of September 30, 2023 and as of December 31, 2022.	(23,559)	(23,559)
Additional paid-in-capital	141,169	139,287
Accumulated other comprehensive loss	(2,621)	(2,574)
Accumulated earnings	223,272	87,683
Total stockholders' equity	338,271	200,847
Total liabilities and stockholders' equity	$696,524	$771,727

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Services income	$93,538	$102,996	$280,897	$236,041
Specialty rental income	52,401	56,569	156,491	113,506
Total revenue	145,939	159,565	437,388	349,547
Costs:
Services	34,035	56,899	109,469	131,605
Specialty rental	7,495	8,031	23,592	18,187
Depreciation of specialty rental assets	17,653	11,864	53,242	36,525
Gross profit	86,756	82,771	251,085	163,230
Selling, general and administrative	15,273	19,153	43,929	42,014
Other depreciation and amortization	3,838	3,556	11,482	11,136
Other expense (income), net	(71)	121	1,244	(74)
Operating income	67,716	59,941	194,430	110,154
Loss on extinguishment of debt	—	—	2,128	—
Interest expense, net	4,953	8,888	17,726	28,126
Change in fair value of warrant liabilities	2,576	20,000	(1,809)	20,374
Income before income tax	60,187	31,053	176,385	61,654
Income tax expense	14,608	12,031	40,528	19,287
Net income	45,579	19,022	135,857	42,367
Change in fair value of warrant liabilities	—	—	(1,809)	—
Net income attributable to common stockholders - diluted	45,579	19,022	134,048	42,367

Other comprehensive loss
Foreign currency translation	(21)	(37)	(47)	(102)
Comprehensive income	$45,558	$18,985	$135,810	$42,265

Weighted average number shares outstanding - basic	101,620,537	97,242,170	101,246,546	97,086,415
Weighted average number shares outstanding - diluted	105,093,694	97,242,170	105,632,139	97,086,415

Net income per share - basic	$0.45	$0.20	$1.34	$0.44
Net income per share - diluted	$0.43	$0.20	$1.27	$0.44

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine months ended September 30, 2023 and 2022

($ in thousands)

					Additional	Accumulated		Total
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271
Net income	—	—	—	—	—	—	494	494
Stock-based compensation	—	—	—	—	560	—	—	560
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Balances at March 31, 2022	96,936,785	$10	9,430,665	$(23,559)	$110,098	$(2,480)	$14,238	$98,307

Net income	—	—	—	—	—	—	22,851	22,851
Stock-based compensation, net	291,905	—	—	—	3,494	—	—	3,494
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(77)	—	—	(77)
Cumulative translation adjustment	—	—	—	—	—	(47)	—	(47)
Balances at June 30, 2022	97,228,690	$10	9,430,665	$(23,559)	$113,515	$(2,527)	$37,089	$124,528

Net income	—	—	—	—	—	—	19,022	19,022
Stock-based compensation	28,702	—	—	—	2,149	—	—	2,149
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(44)	—	—	(44)
Cumulative translation adjustment	—	—	—	—	—	(37)	—	(37)
Balances at September 30, 2022	97,257,392	$10	9,430,665	$(23,559)	$115,620	$(2,564)	$56,111	$145,618

Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847
Adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(268)	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579
Net income	—	—	—	—	—	—	43,825	43,825
Stock-based compensation, net	643,662	—	—	—	2,112	—	—	2,112
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,177)	—	—	(6,177)
Cumulative translation adjustment	—	—	—	—	—	(21)	—	(21)
Issuance of Common Stock from exercise of warrants	2,869	—	—	—	42	—	—	42
Issuance of Common Stock from exercise of stock options	410,226	—	—	—	1,252	—	—	1,252
Balances at March 31, 2023	101,373,458	$10	9,430,665	$(23,559)	$136,516	$(2,595)	$131,240	$241,612

Net income	—	—	—	—	—	—	46,453	46,453
Stock-based compensation, net	207,288	—	—	—	2,337	—	—	2,337
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(241)	—	—	(241)
Cumulative translation adjustment	—	—	—	—	—	(5)	—	(5)
Issuance of Common Stock from exercise of warrants	14,500	—	—	—	167	—	—	167
Balances at June 30, 2023	101,595,246	$10	9,430,665	$(23,559)	$138,779	$(2,600)	$177,693	$290,323

Net income	—	—	—	—	—	—	45,579	45,579
Stock-based compensation, net	19,967	—	—	—	2,646	—	—	2,646
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(400)	—	—	(400)
Cumulative translation adjustment	—	—	—	—	—	(21)	—	(21)
Issuance of Common Stock from exercise of stock options	45,388	—	—	—	144	—	—	144
Balances at September 30, 2023	101,660,601	$10	9,430,665	$(23,559)	$141,169	$(2,621)	$223,272	$338,271

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$135,857	$42,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,648	37,582
Amortization of intangible assets	10,076	10,079
Noncash operating lease expense	13,878	—
Accretion of asset retirement obligation	131	126
Amortization of deferred financing costs	2,441	3,483
Amortization of original issue discount	437	526
Change in fair value of warrant liabilities	(1,809)	20,374
Stock-based compensation expense	13,948	13,669
(Gain) loss on disposal of specialty rental assets and other property, plant and equipment	137	(101)
Loss on extinguishment of debt	2,128	—
Deferred income taxes	33,231	14,918
Provision for loss on receivables, net of recoveries	90	334
Changes in operating assets and liabilities
Accounts receivable	(17,677)	(13,183)
Prepaid expenses and other assets	5,565	(737)
Accounts payable and other accrued liabilities	(19,138)	490
Deferred revenue and customer deposits	(106,112)	126,764
Operating lease obligation	(10,172)	—
Other non-current assets and liabilities	853	1,132
Net cash provided by operating activities	118,512	257,823
Cash flows from investing activities:
Purchase of specialty rental assets	(53,662)	(84,244)
Purchase of property, plant, and equipment	(2,941)	(20,028)
Acquired intangible assets	(4,547)	—
Proceeds from sale of specialty rental assets and other property, plant and equipment	241	615
Net cash used in investing activities	(60,909)	(103,657)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,037)	(442)
Principal payments on borrowings from ABL Facility	—	(70,000)
Proceeds from borrowings on ABL Facility	—	70,000
Repayment of Senior Notes	(125,000)	—
Payment of issuance costs from warrant exchange	(1,504)	—
Proceeds from issuance of Common Stock from exercise of warrants	209	—
Proceeds from issuance of Common Stock from exercise of options	1,396	—
Payment of deferred financing costs	(1,423)	—
Taxes paid related to net share settlement of equity awards	(6,818)	(121)
Net cash used in financing activities	(134,177)	(563)

Effect of exchange rate changes on cash and cash equivalents	5	(22)

Net (decrease) increase in cash and cash equivalents	(76,569)	153,581
Cash and cash equivalents - beginning of period	181,673	23,406
Cash and cash equivalents - end of period	$105,104	$176,987

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(2,987)	$(9,019)
Non-cash change in finance lease obligations	$(1,223)	$(761)

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as September 30, 2023, and results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated balance sheets of Target Hospitality, but does not contain all of the footnote disclosures from those annual financial statements.

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

2. Revenue

Total revenue recognized under ASC 606 was $280.9 million and $236.0 million for the nine months ended September 30, 2023 and 2022, respectively, while specialty rental income was $156.5 million and $113.5 million subject to the guidance of ASC 842 for the nine months ended September 30, 2023 and 2022, respectively. Total revenue recognized under ASC 606 was $93.5 million and $103.0 million for the three months ended September 30, 2023 and 2022, respectively, while specialty rental income was $52.4 million and $56.6 million subject to the guidance of ASC 842 for the three months ended September 30, 2023 and 2022, respectively.

The following table disaggregates our services income by our two reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, and All Other for the dates indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
HFS – South	$36,004	$31,936	$107,938	$93,085

Government	$54,662	$68,436	$164,245	$136,251

All Other	$2,872	$2,624	$8,714	$6,705

Total services revenues	$93,538	$102,996	$280,897	$236,041

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

	For Nine Months Ended
	September 30,
	2023	2022
Balances at Beginning of the Period	$125,519	$34,411
Additions to deferred revenue	—	173,146
Revenue recognized	(106,112)	(46,382)
Balances at End of the Period	$19,407	$161,175

As of September 30, 2023, for contracts greater than one year, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2023	2024	2025	2026	2027	Total
Revenue expected to be recognized as of September 30, 2023	$31,035	$39,311	$20,207	$14,328	$-	$104,881

The Company applied some of the practical expedients in ASC 606, including the “right to invoice” practical expedient, and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations for contracts without minimum revenue commitments.  Due to the application of these practical expedients as well as excluding rental income revenue subject to the guidance included in ASC 842, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	September 30,	December 31,
	2023	2022
Specialty rental assets	$745,849	$698,095
Construction-in-process	4,476	4,653
Less: accumulated depreciation	(390,161)	(345,619)
Specialty rental assets, net	$360,164	$357,129

Depreciation expense related to specialty rental assets was $53.2 million and $36.5 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, depreciation expense of specialty rental assets was $17.7 million and $11.9 million, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. During the nine months ended September 30, 2023, the Company disposed of assets with accumulated depreciation of approximately $8.7 million along with the related gross cost of approximately $9.1 million.  These disposals were primarily associated with fully depreciated asset retirement costs as well as a sale of assets.  These asset disposals resulted in disposal costs of approximately $1.2 million and a net loss on the sales and disposal of assets of approximately $0.2 million (net of sale proceeds of approximately $0.2 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the nine months ended September 30, 2023.

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

In April 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $4.6 million is included within this asset group, to support growth of the Government segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	September 30,	December 31,
	2023	2022
Land	$31,109	$28,483
Buildings and leasehold improvements	799	769
Machinery and office equipment	1,766	1,581
Other	8,305	7,341
	41,979	38,174
Less: accumulated depreciation	(7,389)	(6,276)
Total other property, plant and equipment, net	$34,590	$31,898

Depreciation expense related to other property, plant and equipment was $1.4 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, depreciation expense related to other property, plant and equipment was $0.5 million and $0.3 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

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

In April 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $0.4 million is included within this asset group, to support growth of the Government segment discussed in Note 17, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

During the three months ended September 30, 2023, the Company purchased land for approximately $1.3 million, all of which is included within this asset group, to support growth in the Government segment discussed in Note 17, which was funded by cash on hand.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2022	$41,038
Changes in Goodwill	-
Balance at December 31, 2022	41,038
Changes in Goodwill	-
Balance at September 30, 2023	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	September 30, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.1	$133,105	$(80,150)	$52,955
Non-compete agreement	4.3	349	(49)	300
Total		133,454	(80,199)	53,255
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(80,199)	$69,655

	December 31, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.6	$128,907	$(70,125)	$58,782
Total		128,907	(70,125)	58,782
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(70,125)	$75,182

For the nine months ended September 30, 2023 and 2022, amortization expense related to intangible assets was $10.1 million and $10.1 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, amortization expense related to intangible assets was $3.4 million and $3.2 million, respectively.

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

The estimated aggregate amortization expense as of September 30, 2023 for each of the next five years and thereafter is as follows:

Rest of 2023	$3,373
2024	13,475
2025	13,475
2026	12,879
2027	8,270
Thereafter	1,783
Total	$53,255

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	September 30,	December 31,
	2023	2022
Cloud computing implementation costs	$7,332	$7,198
Less: accumulated amortization	(6,333)	(5,357)
Other non-current assets	$999	$1,841

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.0 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, amortization expense related to cloud computing implementation costs was $0.3 million and $0.3 million, respectively.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	September 30,	December 31,
	2023	2022
Employee accrued compensation expense	$6,381	$11,873
Other accrued liabilities	24,131	18,230
Accrued interest on debt	949	9,539
Total accrued liabilities	$31,461	$39,642

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, liability-based stock compensation awards (see Note 15), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes” or “Notes”) under an indenture dated March 15, 2019 (the “Indenture”) by and among Arrow Bidco, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began

September 15, 2019. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding Notes. The redemption was accounted for as a partial extinguishment of debt. Refer to the table below for the components of the amounts related to the Notes, which are recognized as a current liability within the current portion of long-term debt, net in the accompanying consolidated balance sheet as of September 30, 2023.

September 30,
2023
Principal amount of 9.50% Senior Secured Notes, due 2024	$209,500
Less: unamortized original issue discount	(236)
Less: unamortized term loan deferred financing costs	(1,138)
Current portion of long-term debt, net	$208,126

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

In connection with the issuance of the Notes, there was an original issue discount of approximately $3.3 million and the unamortized balance of approximately $0.2 million is included as a reduction of the principal within current portion of long-term debt, net on the consolidated balance sheet as of September 30, 2023. The discount is amortized over the life of the Notes using the effective interest method.

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

On September 29, 2023, Arrow Bidco commenced (i) an offer to exchange (the “Notes Exchange Offer”) any and all of its outstanding 2024 Senior Secured Notes for cash and for Arrow Bidco’s new 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”) and (ii) a solicitation of consents (the “Consent Solicitation”) to certain proposed amendments to the indenture governing the 2024 Senior Secured Notes. The Exchange Offer will extend the maturity date of the indebtedness represented by the 2024 Senior Secured Notes from 2024 to 2025. The 2025 Senior Secured Notes will mature on June 15, 2025; provided that if any 2024 Senior Secured Notes remain outstanding on March 15, 2024, then the 2025 Senior Secured Notes will mature on March 15, 2024 at a make-whole price. The 2025 Senior Secured Notes will bear interest at a rate per annum equal to 10.75%. The Notes Exchange Offer and the Consent Solicitation expired on October 30, 2023. Refer to Note 18 for additional discussion of the Exchange Offer, particularly the settlement thereof effective subsequent to September 30, 2023.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of September 30, 2023 consisted of approximately $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through September 30, 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026.

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended on February 1, 2023, the “ABL Facility”). Refer to Note 18 for additional discussion of the ABL Facility, particularly the increase in the aggregate principal capacity amount as a result of a third amendment effective subsequent to September 30, 2023. During the nine months ended September 30, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of September 30, 2023.

In accordance with the First Amendment to the ABL Facility on February 1, 2023 (the “First Amendment”), the reference interest rate for LIBOR borrowings changed from LIBOR to Term SOFR (commencing as of the effective date of the First Amendment).

Borrowings under the ABL Facility, at the relevant borrower’s (the borrowers under the ABL Facility, the “Borrowers”) option, bear interest at either (1) Term SOFR or (2) a base rate, in each case plus an applicable margin. The applicable margin is 2.25% to 2.75% with respect to Term SOFR borrowings and 1.25% to 1.75% with respect to base rate borrowings. The applicable margin was changed as a result of the third amendment discussed in Note 18.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $75 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. As a result of the First Amendment, the termination date of the ABL Facility was extended from September 15, 2023 to February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility. On August 10, 2023, Arrow Bidco and certain of the Company’s other subsidiaries entered into a second amendment (the “Second Amendment”) to the ABL Facility. The Second Amendment amends the ABL Facility to, among other things, modify the springing maturity that will accelerate the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remain outstanding from the date that is six months prior to the stated maturity date thereof to the date that is ninety-one days prior to the stated maturity date thereof.

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

The ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of 1.00:1.00 and (ii) maximum total net leverage ratio of 4.00:1.00, at any time when the excess availability under the ABL Facility is less than the greater of (a) $15.625 million and (b) 12.5% of the Line Cap. The financial ratio tests were changed as a result of the Third Amendment discussed in Note 18.

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

	September 30,	December 31,
	2023	2022
Finance lease and other financing obligations	$2,351	$2,223
ABL Facility	—	—
9.50% Senior Secured Notes due 2024, face amount	209,500	334,500
Less: unamortized original issue discount	(236)	(971)
Less: unamortized term loan deferred financing costs	(1,138)	(4,681)
Total debt, net	210,477	331,071
Less: current maturities	(209,428)	(1,135)
Total long-term debt	$1,049	$329,936

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income for the periods indicated below consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Interest incurred on finance lease and other financing obligations	$56	$15	$148	$43
Interest expense incurred on ABL Facility and Notes	5,096	8,599	17,660	25,166
Amortization of deferred financing costs on ABL Facility and Notes	688	1,186	2,441	3,483
Amortization of original issue discount on Notes	124	180	437	526
Interest capitalized	—	(942)	—	(942)
Interest income	(1,011)	(150)	(2,960)	(150)
Interest expense, net	$4,953	$8,888	$17,726	$28,126

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheets as of September 30, 2023 and December 31, 2022. Accumulated amortization expense related to the deferred financing costs was approximately $13.3 million and $11.2 million as of September 30, 2023 and December 31, 2022, respectively. Accumulated amortization of the original issue discount was approximately $2.8 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the nine months ended September 30, 2023.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $5.1 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 within deferred financing costs revolver, net. In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders for the nine months ended September 30, 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.4 million of deferred financing costs as a result of the ABL Facility amendment, which are capitalized and presented on the consolidated balance sheet as of September 30, 2023 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and nine months ended September 30, 2023 and 2022, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years and thereafter, based on contractual terms are listed in the table below.

The schedule of future maturities as of September 30, 2023, consists of the following:

Rest of 2023	$252
2024	210,682
2025	783
2026	134
Total	$211,851

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($1.8) million and $20.4 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the change in the estimated fair value of the Private Warrants resulted in a loss of approximately $2.6 million and $20.0 million, respectively. As of September 30, 2023 and 2022, 1,533,334 and 5,333,334, Private Warrants were outstanding, respectively, which expire no later than March 15, 2024 if they remain unredeemed. As of September 30, 2023, the Private Warrants were classified as current warrant liabilities in the accompanying consolidated balance sheet.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	September 30,	December 31,
	2023	2022
Warrant liabilities	$7,927	$9,737
Total	$7,927	$9,737

10. Income Taxes

Income tax expense was approximately $40.5 million and $19.3 million for the nine months ended September 30, 2023 and 2022 respectively. For the three months ended September 30, 2023 and 2022, income tax expense was approximately $14.6 million and $12.0 million, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022, was 24.3% and 38.7%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022, was 23.0% and 31.3%. The fluctuation in the rate for the three and nine months ended September 30, 2023 and 2022, respectively, results primarily from the relationship of year-to-date income before income tax for the three and nine months ended September 30, 2023 and 2022, respectively.

The effective tax rates for the three and nine months ended September 30, 2023 and 2022, respectively, differs from the US federal statutory rate of 21% primarily due to nonrecognition of tax benefits for loss jurisdictions, the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	September 30, 2023		December 31, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
2024 Senior Secured Notes (See Note 8) - Level 1	$(208,126)	$(209,605)	$(328,848)	$(335,403)

Recurring fair value measurements

Level 3 Disclosures:

There were 1,533,334 Private Warrants outstanding as of September 30, 2023 and December 31, 2022. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $5.17 and $6.35 as of September 30, 2023 and December 31, 2022, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		September 30,	December 31,
		2023	2022
Exercise Price		$11.50	$11.50
Stock Price		$15.88	$15.14
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		0.46	1.20
Risk-Free Interest Rate	%	5.39%	4.56
Expected Volatility	%	57.00%	70.00
Per Share Value of Warrants		$5.17	$6.35

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended September 30, 2023:

Private Placement Warrants
Balance at December 31, 2022	$9,737
Change in fair value of warrant liabilities	(3,711)
Balance at March 31, 2023	6,026
Change in fair value of warrant liabilities	(675)
Balance at June 30, 2023	5,351
Change in fair value of warrant liabilities	2,576
Balance at September 30, 2023	$7,927

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three and nine months ended September 30, 2023 and 2022. The following table reconciles net income attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Numerator
Net income attributable to Common Stockholders - basic	$45,579	$19,022	$135,857	$42,367
Change in fair value of warrant liabilities	—	—	(1,809)	—
Net income attributable to Common Stockholders - diluted	$45,579	$19,022	$134,048	$42,367

Denominator
Weighted average shares outstanding - basic	101,620,537	97,242,170	101,246,546	97,086,415
Dilutive effect of outstanding securities:
Warrants	1,201,020	—	1,728,214	—
PSUs	526,674	—	495,718	—
SARs	210,299	—	264,269	—
Stock Options	427,347	—	545,229	—
RSUs	1,107,817	—	1,352,163	—
Weighted average shares outstanding - diluted	105,093,694	97,242,170	105,632,139	97,086,415

Net income per share - basic	$0.45	$0.20	$1.34	$0.44
Net income per share - diluted	$0.43	$0.20	$1.27	$0.44

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator. The Public and Private Warrants representing a total of 16,166,650 shares of the Company’s Common Stock for the three and nine months ended September 30, 2022 were excluded from the computation of diluted EPS because they are considered anti-dilutive. Public warrants representing a total of 6,510,953 shares of the Company’s Common Stock for the three months ended September 30, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. Private warrants representing a total of 1,533,334 shares of the Company’s Common Stock for the three months ended September 30, 2023 were excluded from the computation of diluted EPS because they are considered anti-dilutive, while the Public and Private Warrants representing a total 8,044,287 shares of the Company’s Common Stock for the nine months ended September 30, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table.

As discussed in Note 15, stock-based compensation awards were outstanding for the three and nine months ended September 30, 2023 and 2022. These stock-based compensation awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2022 because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 983,012 of contingently issuable PSUs were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 45,512 of PSUs that did not meet all of the Company’s Diversification EBITDA criteria (see Note 15) and 937,500 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in the Company’s 2022 Form 10-K.

Shares of treasury stock have been excluded from the computation of EPS.

14. Stockholders’ Equity

Common Stock

As of September 30, 2023 and December 31, 2022, Target Hospitality had 111,091,266 and 109,747,366 shares of Common Stock, par value $0.0001 per share issued with 101,660,601 and 100,316,701 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2023, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2023, holders of Public Warrants exercised 2,869 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 2,869 shares of Common Stock. During the three months ended June 30, 2023, holders of Public Warrants exercised 14,500 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.2 million and issuing 14,500 shares of Common Stock. As of September 30, 2023, the Company had 6,510,953 Public Warrants issued and outstanding.

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

On July 10, 2023, an aggregate of 6,074 time-based RSUs were awarded to certain of the Company’s employees, which vest ratably over a four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	2,658,581	$2.98
Granted	287,849	15.14
Vested	(1,162,729)	3.40
Balance at September 30, 2023	1,783,701	$4.67

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the nine months ended September 30, 2023 and 2022, was approximately $4.1 million and $4.3 million, respectively, with an associated tax benefit of approximately $1.0 million and $1.7 million, respectively. For the three months ended September 30, 2023 and 2022, stock-based compensation expense for RSUs was approximately $1.3 million and $1.3 million, respectively, with an associated tax benefit of $0.3 million and $1.1 million, respectively. At September 30, 2023, unrecognized compensation expense related to RSUs totaled approximately $8.2 million and is expected to be recognized over a remaining term of approximately 2.47 years.

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

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	1,495,017	$4.72
Granted	91,025	17.82
Balance at September 30, 2023	1,586,042	$5.47

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the nine months ended September 30, 2023 and 2022, was approximately $2.6 million and $0.8 million, respectively, with an associated tax benefit of approximately $0.6 million and $0.2 million, respectively. For the three months ended September 30, 2023 and 2022, stock-based compensation expense was approximately $1.1 million and $0.6 million, respectively, with an associated tax benefit of approximately $0.3 million and $0.1 million, respectively. At September 30, 2023, unrecognized compensation expense related to PSUs totaled approximately $6.1 million and is expected to be recognized over a remaining term of approximately 1.84 years.

Stock Option Awards

During the nine months ended September 30, 2023, there were stock options exercised as shown in the following table.

The table below represents the changes in stock options:

492,426 stock options were exercisable at September 30, 2023.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615
Exercised	(750,381)	5.76	-	8,268
Outstanding Options at September 30, 2023	760,280	$6.50	6.12	$7,135

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the nine months ended September 30, 2023 and 2022, was approximately $0.4 million and $0.6 million, respectively, with an associated tax benefit of approximately $0.1 million and $0.1 million, respectively. For the three months ended September 30, 2023 and 2022, stock-based compensation expense was approximately $0.1 million and $0.2 million, respectively, with an associated tax benefit of less than $0.1 million and less than $0.1 million, respectively. At September 30, 2023, unrecognized compensation expense related to stock options totaled $0.2 million and is expected to be recognized over a remaining term of approximately 0.43 years.

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

Stock-based payments are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the nine months ended September 30, 2023.

Stock Appreciation Right Awards

As approved by the Compensation Committee, 755,436 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $10.0 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price; during the first quarter of 2023.

During the three months ended September 30, 2023, as approved by the Compensation Committee, 13,453 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $0.1 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant price.

The table below represents the changes in SARs:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2022	1,537,776	$1.82	8.17
Exercised	(768,889)	1.82	-
Outstanding SARs at September 30, 2023	768,887	$1.82	7.42

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards. The Company recognized a liability associated with its SARs of approximately $9.3 million as of September 30, 2023, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2023. The liability associated with these SAR awards recognized as of December 31, 2022, was approximately $12.6 million, of which approximately $6.3 million is included in accrued liabilities and approximately $6.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2022. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At September 30, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 32.99% and 34.21%, the term was 0.20 years and 0.42 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 5.50% and 5.49%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $14.11 and $12.42 per SAR, respectively, as of September 30, 2023. At December 31, 2022, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 46.86% and 47.27%, the term was 0.65 years and 1.10 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 4.70% and 4.65%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $13.40 and $11.78 per SAR, respectively, as of December 31, 2022.

The estimated weighted-average fair value of each SAR as of September 30, 2023 and December 31, 2022 was $14.08 and $13.61, respectively.  Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense related to these awards of approximately $6.9 million and $7.9 million, respectively, in selling, general and administrative expense in the consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, the Company recognized compensation expense related to these awards of approximately $2.2 million and $6.3 million, respectively. At September 30, 2023, unrecognized compensation expense related to SARs totaled approximately $2.9 million and is expected to be recognized over a remaining weighted-average term of approximately 0.42 years. At September 30, 2023, the intrinsic value of the SARs was $10.8 million.

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

SARs are subject to service-based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited during the nine months ended September 30, 2023.

16. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the nine months ended September 30, 2023 and 2022, we recognized expense of $0.9 million and $0.7 million, respectively. For the three months ended September 30, 2023 and 2022, we recognized expense of $0.3 million and $0.3 million, respectively.

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

The table below presents information about reported segments for the dates indicated below:

2023

	HFS - South	Government	All Other		Total
For the Nine Months Ended September 30, 2023
Revenue	$112,452	$316,223	$8,713	(a)	$437,388
Adjusted gross profit	$39,028	$266,825	$(1,526)		$304,327
Total Assets	$188,704	$213,119	$32,004		$433,827

For the Three Months Ended September 30, 2023
Revenue	$37,527	$105,541	$2,871	(a)	$145,939
Adjusted gross profit	$14,078	$90,516	$(185)		$104,409

2022

	HFS - South	Government	All Other		Total
For the Nine Months Ended September 30, 2022
Revenue	$97,828	$245,013	$6,706	(a)	$349,547
Adjusted gross profit	$41,162	$159,523	$(930)		$199,755
Total Assets (as of December 31, 2022)	$176,637	$217,029	$34,722		$428,388

For the Three Months Ended September 30, 2022
Revenue	$33,632	$123,308	$2,625	(a)	$159,565
Adjusted Gross Profit	$13,878	$80,948	$(191)		$94,635

(a)	Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company and are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Total reportable segment adjusted gross profit	$104,594	$94,826	$305,853	$200,685
Other adjusted gross profit	(185)	(191)	(1,526)	(930)
Depreciation and amortization	(21,491)	(15,420)	(64,724)	(47,661)
Selling, general, and administrative expenses	(15,273)	(19,153)	(43,929)	(42,014)
Other income (expense), net	71	(121)	(1,244)	74
Loss on extinguishment of debt	—	—	(2,128)	—
Interest expense, net	(4,953)	(8,888)	(17,726)	(28,126)
Change in fair value of warrant liabilities	(2,576)	(20,000)	1,809	(20,374)
Consolidated income before income taxes	$60,187	$31,053	$176,385	$61,654

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	September 30, 2023	December 31, 2022
Total reportable segment assets	$401,823	$393,666
Other assets	33,969	36,399
Other unallocated amounts	260,732	341,662
Total Assets	$696,524	$771,727

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	September 30, 2023	December 31, 2022
Total current assets	$171,557	$236,379
Other intangible assets, net	69,655	75,182
Operating lease right-of-use assets, net	16,924	27,298
Deferred financing costs revolver, net	1,591	896
Other non-current assets	1,005	1,907
Total other unallocated amounts of assets	$260,732	$341,662

18. Subsequent Events

On October 12, 2023, Arrow Bidco and certain of the Company’s other subsidiaries entered into a third amendment (the “Third Amendment”) to the ABL Facility. The Third Amendment amends the ABL Facility to, among other things, increase the size of the aggregate revolver commitments from $125 million to $175 million.  Additionally, the Third Amendment changed the applicable margin to a range of 4.25% to 4.75% with respect to Term SOFR borrowings and a range of 3.25% to 3.75% with respect to base rate borrowings based on achieving certain excess availability levels. The Third Amendment also requires maintenance of a fixed charge coverage ratio of not less than 1.00:1.00 and a total leverage ratio of not greater than 2.50:1.00.

On September 29, 2023, Arrow Bidco commenced the Notes Exchange Offer and the Consent Solicitation. The Notes Exchange Offer and Consent Solicitation expired at 5:00 p.m., New York City time, on October 30, 2023. Approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco on November 1, 2023 (the “Notes Exchange Offer Settlement Date”).

On the Notes Exchange Offer Settlement Date, Arrow Bidco issued approximately $181.4 million in 2025 Senior Secured Notes pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”), and paid approximately $2.7 million in cash to eligible holders whose 2024 Senior Secured Notes were accepted for exchange in the Notes Exchange Offer. Following this issuance and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remains outstanding.

The 2025 Senior Secured Notes will mature on June 15, 2025; provided that if any 2024 Senior Secured Notes remain outstanding on March 15, 2024, then the 2025 Senior Secured Notes will mature on March 15, 2024 at a make-whole price. Interest on the 2025 Senior Secured Notes will accrue at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2024.

Prior to September 15, 2024, the 2025 Senior Secured Notes will be redeemable at Arrow Bidco’s option at a make-whole price. On and after September 15, 2024, the 2025 Senior Secured Notes will be redeemable at Arrow Bidco’s option during the 6-month period beginning on the dates set forth below at the redemption prices listed below:

Redemption
Date	Price
September 15, 2024	102.000%
March 15, 2025 and thereafter	101.000%

The 2025 Senior Secured Notes Indenture contains covenants that limit Arrow Bidco’s and its subsidiaries’ ability to, among other things, (i) incur or guarantee additional debt and issue certain types of stock, (ii) create or incur certain liens, (iii) make certain payments, including dividends or other distributions, (iv) prepay or redeem junior debt, (v) make certain investments or acquisitions, including participating in joint ventures, (vi) engage in certain transactions with affiliates and (vii) sell assets, consolidate or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, Arrow Bidco must offer to repurchase the 2025 Senior Secured Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The 2025 Senior Secured Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding New Notes to be due and payable immediately.

On the Notes Exchange Offer Settlement Date, Arrow Bidco and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “Trustee”) entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of March 15, 2019 (as amended and supplemented from time to time, the “2024 Senior Secured Notes Indenture”), by and among Arrow Bidco, the guarantors party thereto from time to time and the Trustee, governing the 2024 Senior Secured Notes. The Supplemental Indenture amended the 2024 Senior Secured Notes Indenture and the 2024 Senior Secured Notes to effectuate certain proposed amendments with respect to the 2024 Senior Secured Notes pursuant to the Consent Solicitation, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the 2024 Notes Indenture and the 2024 Senior Secured Notes. In addition, all of the collateral securing the 2024 Senior Secured Notes was released pursuant to the Supplemental Indenture.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of September 30, 2023, our network included 31 communities, including 2 communities that are not owned or leased, to better serve our customers across the US.

Economic Update

During the three months ended September 30, 2023, the Company continued to experience increasing revenue in the HFS – South segment as compared to the third quarter of 2022. The Company’s Government segment continued to benefit from the Pecos Children’s Center (“PCC”) contract and the extension (the “Expanded PCC Community”) thereof with a leading national nonprofit organization (“NP Partner”) that became effective May 16, 2022. Although the Expanded PCC Community contract contributed lower revenues as compared to the third quarter of 2022 driven by a decrease in the variable services and leasing revenue component of the contract, such variable services and leasing revenue began to increase again in early September 2023. The Company generated cash inflows from operations for the nine months ended September 30, 2023 of approximately $118.5 million compared to approximately $257.8 million for the nine months ended September 30, 2022, representing a decrease in cash flows from operations of approximately $139.3 million or 54% driven by the prior period including a significant $194 million upfront payment for expansion efforts related to the Expanded PCC Community contract, which did not recur in the current period. The Company also reduced its outstanding debt balance on the 2024 Senior Secured Notes by $125 million or 37% during the nine months ended September 30, 2023 and reduced interest expense, net by approximately $3.9 million or 44% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

For the three months ended September 30, 2023, other key drivers of financial performance included:

●	Decreased revenue of $13.6 million, or 9% compared to the same period in 2022, driven by lower revenue generated from the Government segment, partially offset by an increase in revenue from the HFS – South segment led by an increase in average daily rate, acquisition growth, and increased customer activity.
●	Generated net income of approximately $45.6 million for the three months ended September 30, 2023, as compared to a net income of approximately $19.0 million for the three months ended September 30, 2022, which is primarily attributable to a decrease in service costs driven primarily by lower variable costs in the Government segment as a result of lower occupancy, a decrease in selling, general and administrative expenses driven primarily by a decrease in stock compensation expense, a decrease in interest expense, net led by a significant reduction in debt, and the change in the estimated fair value of warrant liabilities, partially offset by a decrease in revenue, an increase in depreciation of specialty rental assets, and an increase in income tax expense.
●	Generated consolidated Adjusted EBITDA of $95.0 million representing an increase of $10.7 million, or 13% as compared to the same period in 2022, driven primarily by a 36% decrease in operating expenses comprised of a decrease in services costs and specialty rental costs, partially offset by the decrease in revenue.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 64% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 36% of revenues were earned through leasing of lodging facilities for the nine months ended September 30, 2023. Revenue is recognized in the period in which lodging, and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services for certain applicable contracts based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with our NP Partner, backed by a committed U.S. Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. During 2022, the Company executed the Expanded PCC Community contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement for the PCC community to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded PCC Community contract provides for significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded PCC Community contract operates with similar structure to the Company’s existing government services contracts, which are centered around minimum revenue commitments supported by the U.S. Government.  Additionally, the Expanded PCC Community contract includes variable services and leasing revenue that will align with monthly community population.  The minimum revenue commitments, which consist of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provide for a minimum annual revenue contribution of approximately $390 million and is fully committed over its initial contract term. This arrangement provides for a maximum initial annual total contract value of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded PCC Community contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended September 30, 2023 and 2022 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Services income	$93,538	$102,996	$(9,458)	(9)%
Specialty rental income	52,401	56,569	(4,168)	(7)%
Total revenue	145,939	159,565	(13,626)	(9)%
Costs:
Services	34,035	56,899	(22,864)	(40)%
Specialty rental	7,495	8,031	(536)	(7)%
Depreciation of specialty rental assets	17,653	11,864	5,789	49%
Gross Profit	86,756	82,771	3,985	5%
Selling, general and administrative	15,273	19,153	(3,880)	(20)%
Other depreciation and amortization	3,838	3,556	282	8%
Other expense (income), net	(71)	121	(192)	(159)%
Operating income	67,716	59,941	7,775	13%
Interest expense, net	4,953	8,888	(3,935)	(44)%
Change in fair value of warrant liabilities	2,576	20,000	(17,424)	(87)%
Income before income tax	60,187	31,053	29,134	94%
Income tax expense	14,608	12,031	2,577	21%
Net income	$45,579	$19,022	$26,557	140%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Total Revenue. Total revenue was $145.9 million for the three months ended September 30, 2023 and consisted of $93.5 million of services income and $52.4 million of specialty rental income. Total revenues for the three months ended September 30, 2022 was $159.6 million, which consisted of $103.0 million of services income and $56.6 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, on-site security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue year over year was lower variable services revenue in the Government segment in the current period from the contract that originated in May of 2022 with the NP Partner compared to the prior period, partially offset by a continued increase in revenue in the HFS – South segment led by an increase in average daily rate and an increase in customer activity.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower variable leasing revenue in the Government segment from the contract that originated in May of 2022 with the NP Partner compared to the prior period.

Cost of services. Cost of services was $34.0 million for the three months ended September 30, 2023 as compared to $56.9 million for the three months ended September 30, 2022. The decrease in services costs is primarily due to a decrease in services costs from the Government segment driven by a decrease in occupancy, partially offset by an increase in services costs in the HFS – South segment driven by the increase in customer activity mentioned above, which led to more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS – South segment.

Specialty rental costs. Specialty rental costs were $7.5 million for the three months ended September 30, 2023 as compared to $8.0 million for the three months ended September 30, 2022. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by a decrease in occupancy.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $17.7 million for the three months ended September 30, 2023 as compared to $11.9 million for the three months ended September 30, 2022. The increase in depreciation expense is primarily attributable to an increase in depreciation on specialty rental assets acquired in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $15.3 million for the three months ended September 30, 2023 as compared to $19.2 million for the three months ended September 30, 2022. The decrease in selling, general and administrative expense of $3.9 million was primarily driven by a decrease in stock compensation expense from the SAR awards led by a lower fair value change in the current period influenced in part by a lower change in the stock price during the current period compared to the prior period combined with a lower number of SAR awards outstanding during the current period compared to the prior period as approximately 50% of such awards were vested and exercised during the first quarter of 2023.

Other depreciation and amortization. Other depreciation and amortization expense was $3.8 million for the three months ended September 30, 2023 as compared to $3.6 million for the three months ended September 30, 2022. The increase in other depreciation and amortization is primarily driven by an increase in customer-related intangible asset amortization associated with customer related intangible assets that the Company acquired in connection with the acquisition on January 18, 2023. Refer to Note 5 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding the acquisition of intangible assets. An increase in depreciation associated with an increase in finance leases also partially contributed to this increase.

Other expense (income), net. Other expense (income), net was ($0.1) million for the three months ended September 30, 2023 as compared to $0.1 million for the three months ended September 30, 2022. The increase in income is primarily driven by proceeds received in connection with gains on the disposal of older assets, while the prior period contained other immaterial expenses that did not recur in the current period.

Interest expense, net. Interest expense, net was $5.0 million for the three months ended September 30, 2023 as compared to $8.9 million for the three months ended September 30, 2022. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2024 Senior Secured Notes driven by the lower outstanding debt balance in the current period as $125 million of the 2024 Senior Secured Notes were redeemed on March 15, 2023. This change in interest expense was also partially driven by lower interest expense associated with the ABL Facility as it had no outstanding balance in the current period compared to an average outstanding balance in the prior period. Approximately $0.9 million of this decrease was driven by interest income earned on cash equivalents funded by the increase in available cash due to growth of the business, led by the Government segment.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $2.6 million for the three months ended September 30, 2023 as compared to $20.0 million for the three months ended September 30, 2022. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated fair value of the Private Warrants have increased in the current period, generating a decrease to income in the current period. There is also a lower number of outstanding Private Warrants in the current period compared to the prior period as a result of the Warrant Exchange that closed on December 22, 2022 as discussed in our 2022 Form 10-K.

Income tax expense.  Income tax expense was $14.6 million for the three months ended September 30, 2023 as compared to $12.0 million for the three months ended September 30, 2022. The increase in income tax expense is primarily attributable to the increase in income before taxes for the three months ended September 30, 2023 led by cost decreases previously mentioned, partially offset by a decrease in revenue.

Consolidated Results of Operations for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Nine Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Services income	$280,897	$236,041	$44,856	19%
Specialty rental income	156,491	113,506	42,985	38%
Total revenue	437,388	349,547	87,841	25%
Costs:
Services	109,469	131,605	(22,136)	(17)%
Specialty rental	23,592	18,187	5,405	30%
Depreciation of specialty rental assets	53,242	36,525	16,717	46%
Gross Profit	251,085	163,230	87,855	54%
Selling, general and administrative	43,929	42,014	1,915	5%
Other depreciation and amortization	11,482	11,136	346	3%
Other expense (income), net	1,244	(74)	1,318	(1,781)%
Operating income	194,430	110,154	84,276	77%
Loss on extinguishment of debt	2,128	—	2,128	100%
Interest expense, net	17,726	28,126	(10,400)	(37)%
Change in fair value of warrant liabilities	(1,809)	20,374	(22,183)	(109)%
Income before income tax	176,385	61,654	114,731	186%
Income tax expense	40,528	19,287	21,241	110%
Net income	$135,857	$42,367	$93,490	221%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Total Revenue. Total revenue was $437.4 million for the nine months ended September 30, 2023 and consisted of $280.9 million of services income and $156.5 million of specialty rental income. Total revenues for the nine months ended September 30, 2022 was $349.5 million, which consisted of $236.0 million of services income and $113.5 million of specialty rental income.

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

Cost of services. Cost of services was $109.5 million for the nine months ended September 30, 2023 as compared to $131.6 million for the nine months ended September 30, 2022. The decrease in services costs is primarily due to a decrease in services costs in the Government segment driven by a decrease in occupancy, partially offset by an increase in service costs in the HFS – South segment driven by the increase in customer activity mentioned above, which also led to more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS-South segment. This increase in services costs was also partially driven by communities in the All Other category from an increase in customer activity.

Specialty rental costs. Specialty rental costs were $23.6 million for the nine months ended September 30, 2023 as compared to $18.2 million for the nine months ended September 30, 2022. The increase in specialty rental costs is primarily due to costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $53.2 million for the nine months ended September 30, 2023 as compared to $36.5 million for the nine months ended September 30, 2022. The increase in depreciation expense is primarily attributable to an increase in depreciation on specialty rental assets acquired in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner.

Selling, general and administrative. Selling, general and administrative was $43.9 million for the nine months ended September 30, 2023 as compared to $42.0 million for the nine months ended September 30, 2022. The increase in selling, general and administrative expenses of $1.9 million was primarily driven by a $1.1 million increase in insurance expense driven by growth of the business. The other drivers of this increase included an increase in stock compensation expense of approximately $0.4 million largely from the PSU awards as a result of an increase in the number of PSUs issued. The remaining increase was primarily attributable to a $0.5 million increase in transaction fees.

Other depreciation and amortization. Other depreciation and amortization expense was $11.5 million for the nine months ended September 30, 2023 as compared to $11.1 million for the nine months ended September 30, 2022. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases.

Other expense (income), net. Other expense (income), net was $1.2 million for the nine months ended September 30, 2023 as compared to ($0.1) million for the nine months ended September 30, 2022. The increase in expense is primarily driven by costs incurred on the disposal of assets in the All Other segment category in the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.1 million for the nine months ended September 30, 2023 as compared to $0 for the nine months ended September 30, 2022. The increase in loss on extinguishment of debt is primarily due to the partial redemption of the 2024 Senior Secured Notes on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. The remainder of the change of approximately $0.4 million related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the amendment of the ABL Facility on February 1, 2023. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion regarding extinguishment of debt.

Interest expense, net. Interest expense, net was $17.7 million for the nine months ended September 30, 2023 as compared to $28.1 million the nine months ended September 30, 2022. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2024 Senior Secured Notes driven by the lower outstanding debt balance in the current period as $125 million of the 2024 Senior Secured Notes were redeemed on March 15, 2023. This change in interest expense was also partially driven by lower interest expense associated with the ABL Facility as it had no outstanding balance in the current period compared to an average outstanding balance in the prior period. Approximately $2.8 million of this decrease was driven by interest income earned on cash equivalents funded by the increase in available cash due to growth of the business, led by the Government segment.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.

The change in fair value of the warrant liabilities was ($1.8) million for the nine months ended September 30, 2023 as compared to $20.4 million for the nine months ended September 30, 2022. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated fair value of the Private Warrants have decreased in the current period, generating an increase to income in the current period. There is also a lower number of outstanding Private Warrants in the current period compared to the prior period as a result of the Warrant Exchange that closed on December 22, 2022 as discussed in our 2022 Form 10-K.

Income tax expense.  Income tax expense was $40.5 million for the nine months ended September 30, 2023 as compared to $19.3 million for the nine months ended September 30, 2022. The increase in income tax expense is primarily attributable to the increase in income before taxes for the nine months ended September 30, 2023 led by growth in the Government segment as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended September 30, 2023 and 2022 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended September 30,		Amount of Increase	Change Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Government	$105,541	$123,308	$(17,767)	(14)%
HFS - South	37,527	33,632	3,895	12%
All Other	2,871	2,625	246	9%
Total Revenues	$145,939	$159,565	$(13,626)	(9)%

Adjusted Gross Profit
Government	$90,516	$80,948	$9,568	12%
HFS - South	14,078	13,878	200	1%
All Other	(185)	(191)	6	(3)%
Total Adjusted Gross Profit	$104,409	$94,635	$9,774	10%

Average Daily Rate
HFS - South	$75.71	$72.73	$2.98

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

Government

Revenue for the Government segment was $105.5 million for the three months ended September 30, 2023, as compared to $123.3 million for the three months ended September 30, 2022.

Adjusted gross profit for the Government segment was $90.5 million for the three months ended September 30, 2023, as compared to $80.9 million for the three months ended September 30, 2022.

Revenue decreased primarily due to less variable services and leasing revenue in the current period on the contract originated in the Government segment in May 2022. However, such variable services and leasing revenue began to increase in early September 2023.

Adjusted gross profit increased as a result of a decrease in occupancy, which drove less variable cost.

HFS – South

Revenue for the HFS – South segment was $37.5 million for the three months ended September 30, 2023, as compared to $33.6 million for the three months ended September 30, 2022.

Adjusted gross profit for the HFS – South segment was $14.1 million for the three months ended September 30, 2023, as compared to $13.9 million for the three months ended September 30, 2022.

The increase in revenue of $3.9 million was primarily attributable to an increase in average daily rate and an increase in customer activity, which led to more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS – South segment.

The increase in adjusted gross profit of $0.2 million was primarily attributable to the increase in revenue discussed above, partially offset by an increase in services costs driven by the increase in customer activity and number of communities in operation as mentioned above.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the nine months ended September 30, 2023 and 2022 ($ in thousands, except for Average Daily Rate).

	For the Nine Months Ended September 30,		Amount of Increase	Percentage Change Increase
	2023	2022	(Decrease)	(Decrease)
Revenue:
Government	$316,223	$245,013	$71,210	29%
HFS - South	112,452	97,828	14,624	15%
All Other	8,713	6,706	2,007	30%
Total Revenues	$437,388	$349,547	$87,841	25%

Adjusted Gross Profit
Government	$266,825	$159,523	$107,302	67%
HFS - South	39,028	41,162	(2,134)	(5)%
All Other	(1,526)	(930)	(596)	64%
Total Adjusted Gross Profit	$304,327	$199,755	$104,572	52%

Average Daily Rate
HFS - South	$74.80	$73.57	$1.23

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

Government

Revenue for the Government segment was $316.2 million for the nine months ended September 30, 2023, as compared to $245.0 million for the nine months ended September 30, 2022.

Adjusted gross profit for the Government segment was $266.8 million for the nine months ended September 30, 2023, as compared to $159.5 million for the nine months ended September 30, 2022.

Revenue and adjusted gross profit increased as a result of the contract originated in the Government segment in May 2022 as previously mentioned.

HFS – South

Revenue for the HFS – South segment was $112.5 million for the nine months ended September 30, 2023, as compared to $97.8 million for the nine months ended September 30, 2022.

Adjusted gross profit for the HFS – South segment was $39.1 million for the nine months ended September 30, 2023, as compared to $41.2 million for the nine months ended September 30, 2022.

The increase in revenue of $14.6 million was primarily attributable to an increase in utilization driven by an increase in customer demand and more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS – South segment.  This increase in revenue was also driven by an increase in average daily rate.

The decrease in adjusted gross profit of $2.1 million was primarily attributable to an increase in occupancy and customer activity as mentioned above, which drove more variable cost, partially offset by an increase in average daily rate.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. As of September 30, 2023, the ABL Facility had unused available borrowing capacity of $125 million. As discussed in Note 18 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q, the ABL Facility was amended on October 12, 2023 to, among other things, increase the size of the available borrowing capacity to $175 million. Under the terms of the ABL Facility, if any of the 2024 Senior Secured Notes remain outstanding on the date ninety-one days prior to their stated maturity date of March 15, 2024, the ABL Facility will mature on December 15, 2023. Even if we are required to borrow under the ABL Facility to partially fund a redemption of some or all of the 2024 Senior Secured Notes that remain outstanding following the Notes Exchange Offer, we currently believe that these sources of funds will provide sufficient liquidity to fund debt service requirements, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During nine months ended September 30, 2023, we incurred approximately $60.8 million in capital expenditures, excluding acquisition of intangibles, largely driven by growth capital expenditures in the HFS – South segment, with approximately $27.8 million driven by capital expenditures in the Government segment. As we pursue growth in the future, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in additional reductions in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to further reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Nine Months Ended
($ in thousands)	September 30,
	2023	2022

Net cash provided by operating activities	$118,512	$257,823
Net cash used in investing activities	(60,909)	(103,657)
Net cash used in financing activities	(134,177)	(563)
Effect of exchange rate changes on cash and cash equivalents	5	(22)
Net (decrease) increase in cash and cash equivalents	$(76,569)	$153,581

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Cash flows provided by operating activities. Net cash provided by operating activities was $118.5 million for the nine months ended September 30, 2023 compared to $257.8 million for the nine months ended September 30, 2022.

The current period is down by approximately $139.3 million when compared to 2022 driven by a decrease in cash collections from customers of approximately $146.5 million led by the prior period including a significant $194 million upfront payment for expansion efforts related to the Expanded PCC Community contract, which did not recur in the current period, and a net increase in payments for operating expenses and payroll of approximately $4.2 million driven by growth and recovery of the business as well as the cash payments for the vested SAR awards made during the nine months ended September 30, 2023, partially offset by a decrease in operating expenses from the Government segment as a result of lower occupancy, which drove lower variable operating expenses. These net operating cash flow decreases were partially offset by an increase in interest received of approximately $2.8 million, a decrease in interest payments of approximately $5.7 million driven by lower debt, and a decrease in cash paid for income taxes of $2.6 million.

Cash flows used in investing activities. Net cash used in investing activities was $60.9 million for the nine months ended September 30, 2023 compared to $103.7 million for the nine months ended September 30, 2022. This decrease in net cash used in investing activities was primarily related to a decrease in growth capital expenditures in the Government segment compared to the prior period. The prior period included expansion related activities associated with the Expanded PCC Community contract that became effective on May 16, 2022 and drove a significant amount of capital expenditure spend, which was largely incurred and paid by the end of the third quarter in 2022 as the Company received the upfront payment for the construction in August 2022. This decrease was partially offset by an increase in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand. To a lesser extent, the decrease was partially offset by a $5.0 million acquisition of community assets in April 2023 and $1.3 million worth of land acquisitions during the three months ended September 30, 2023, supporting Government segment growth.

Cash flows used in financing activities. Net cash used in financing activities was $134.2 million for the nine months ended September 30, 2023 compared to $0.6 million for the nine months ended September 30, 2022. This increase in net cash used in financing activities was primarily driven by the $125 million partial redemption of the 2024 Senior Secured Notes on March 15, 2023 combined with payment of deferred financing costs of $1.4 million associated with the ABL Facility amendment and modification on February 1, 2023, taxes paid related to net share settlement of equity awards of approximately $6.8 million, payment of accrued issuance costs from the warrant exchange that closed on December 22, 2022 of approximately $1.5 million, and increased principal payments on vehicle finance leases. These increases were partially offset by the current period including proceeds from the issuance of Common Stock from the exercise of warrants and options of approximately $1.6 million.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of September 30, 2023 consisted of approximately $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through September 30, 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026.

The Company’s finance lease and other financing obligations as of December 31, 2022 consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the nine months ended September 30, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of September 30, 2023. The maturity date of the ABL Facility is February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof. Refer to Note 8 and Note 18 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

2024 Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 2024 Senior Secured Notes under the Indenture by and among Arrow Bidco, the Note Guarantors, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on September 15 and March 15 and began September 15, 2019. As of September 30, 2023, the 2024 Senior Secured Notes had an outstanding principal balance of $209.5 million. Refer to Note 8 and Note 18 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance and growth capital expenditures for specialty rental and other property, plant, and equipment assets, (iii) principal payments on the 2024 Senior Secured Notes, (iv) debt service interest payments, and (v) payments due under finance and operating leases. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of September 30, 2023:

($ in thousands)	Total	Rest of 2023	2024	2025	2026	2027
Interest Payments(1)	$9,951	$—	$9,951	$—	$—	$—
2024 Senior Secured Notes	209,500	—	209,500	—	—	—
Operating lease obligations, including imputed interest(2)	18,370	4,190	6,277	4,012	3,283	608
Total	$237,821	$4,190	$225,728	$4,012	$3,283	$608
(1)	We will incur and pay interest expense at 9.50% of the remaining face value of $209.5 million annually, or $19.9 million in connection with our 2024 Senior Secured Notes. Over the remaining term of the Notes, interest payments total approximately $10.0 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the nine months ended September 30, 2023, we had one customer, who accounted for 63% of revenues, while no other customers accounted for more than 10% of revenues. The largest customer accounted for 21% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2023.

Our two largest customers for the nine months ended September 30, 2022 accounted for 58% and 12% of revenues, respectively, while no other customer accounted for more than 10% of revenues. The second largest customer accounted for 11% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2022.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the nine months ended September 30, 2023, we had one major supplier representing 16.6% of goods purchased. For the nine months ended September 30, 2022, we had one major supplier that represented 14.4% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

The failure of Silicon Valley Bank and other banks in the U.S. during the nine months ended September 30, 2023 has given rise to uncertainty in the security of amounts in deposit accounts uninsured by the Federal Deposit Insurance Corporation. Although we do not have banking relationships with such banks, we continue to monitor these events and the potential impact on our business.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of September 30, 2023 as current portion of operating lease obligations and long-term operating lease obligations.  Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of September 30, 2023.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $18.0 million and $14.7 million for the nine months ended September 30, 2023 and 2022, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancellable and non-cancellable leases was $5.6 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.4 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2022 Form 10-K. There have been no material changes during the three and nine months ended September 30, 2023 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, COVID-19 related expenses, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred certain advisory fees associated with certain transactions during the periods presented.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Gross Profit	$86,756	$82,771	$251,085	$163,230
Depreciation of specialty rental assets	17,653	11,864	53,242	36,525
Adjusted gross profit	$104,409	$94,635	$304,327	$199,755

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Net income	$45,579	$19,022	$135,857	$42,367
Income tax expense	14,608	12,031	40,528	19,287
Interest expense, net	4,953	8,888	17,726	28,126
Loss on extinguishment of debt	—	—	2,128	—
Other depreciation and amortization	3,838	3,556	11,482	11,136
Depreciation of specialty rental assets	17,653	11,864	53,242	36,525
EBITDA	86,631	55,361	260,963	137,441

Adjustments
Other expense (income), net	(71)	121	1,244	(74)
Transaction expenses	504	34	593	91
Stock-based compensation	4,835	8,398	13,948	13,548
Change in fair value of warrant liabilities	2,576	20,000	(1,809)	20,374
Other adjustments	569	469	1,619	2,509
Adjusted EBITDA	$95,044	$84,383	$276,558	$173,889

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Nine Months Ended
($ in thousands)	September 30,
	2023	2022
Net cash provided by operating activities	$118,512	$257,823
Less: Maintenance capital expenditures for specialty rental assets	(10,725)	(9,952)
Discretionary cash flows	$107,787	$247,871

Purchase of specialty rental assets	(53,662)	(84,244)
Purchase of property, plant and equipment	(2,941)	(20,028)
Acquired intangible assets	(4,547)	—
Proceeds from sale of specialty rental assets and other property, plant and equipment	241	615
Net cash used in investing activities	$(60,909)	$(103,657)

Principal payments on finance and finance lease obligations	(1,037)	(442)
Principal payments on borrowings from ABL Facility	—	(70,000)
Proceeds from borrowings on ABL Facility	—	70,000
Repayment of Senior Notes	(125,000)	—
Payment of issuance costs from warrant exchange	(1,504)	—
Proceeds from issuance of Common Stock from exercise of warrants	209	—
Proceeds from issuance of Common Stock from exercise of options	1,396	—
Payment of deferred financing costs	(1,423)	—
Taxes paid related to net share settlement of equity awards	(6,818)	(121)
Net cash used in financing activities	$(134,177)	$(563)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2023, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as of September 30, 2023.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the three and nine months ended September 30, 2023 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. No share repurchases were made during the three and nine months ended September 30, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

4.1

Indenture, dated as of November 1, 2023, by and among Arrow Bidco, LLC, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

4.2

Supplemental Indenture, dated as of November 1, 2023, by and between Arrow Bidco, LLC and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

10.1

Second Amendment to the ABL Credit Agreement, dated as of August 10, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties thereto, Bank of America, N.A. as administrative agent, collateral agent and swingline lender each Fronting Bank party thereto and each of the New Revolver Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2023).

10.2

Third Amendment to the ABL Credit Agreement, dated as of October 12, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties party thereto, the Incremental Revolver Lenders party and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).

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

Target Hospitality Corp.

Dated: November 8, 2023	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Executive Vice President and Chief Financial Officer