Form 10-K
period 2023-12-31
Target Hospitality Corp.
filed 2024-03-13
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ◻

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $444,692,541.

There were 111,701,298 shares of Common Stock, par value $0.0001 per share, issued and 100,520,429 outstanding as of March 8, 2024.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2024 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Target Hospitality Corp.

Annual Report on FORM 10-K

December 31, 2023

Part I

Item 1. Business

Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company”, or “Target Hospitality” refer to Target Hospitality Corp. and its consolidated subsidiaries. During 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin are now referred to as Hospitality & Facilities Services – South (“HFS – South”) and Hospitality & Facilities Services – Midwest (“HFS – Midwest”), respectively.  All other reportable segment names remained unchanged. Furthermore, as discussed in Note 20 (Business Segments) of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K, during 2023, the Company reduced the number of reportable segments from four to two, as the additional two previously reportable segments (“TCPL Keystone” and “HFS – Midwest”) became quantitatively immaterial and are now combined in the “All Other” category for all periods presented.

Overview

Our company, Target Hospitality, is one of the largest vertically integrated specialty rental and hospitality services companies in North America. We have an extensive network of geographically relocatable specialty rental accommodation units with 16,843 beds across 26 communities. We also operate 2 communities not owned or leased by the Company. The majority of our revenues are generated under committed contracts which provide visibility to future earnings and cash flows. We believe our customers enter into contracts with us because of our differentiated scale and ability to deliver premier accommodations and in-house culinary and hospitality services across many key geographies in which they operate. For the year ended December 31, 2023, we generated revenues of approximately $564 million.  Approximately 64.9% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 35.1% of revenues were earned through leasing of lodging facilities for the year ended December 31, 2023.

For additional information on our revenue related to December 31, 2023 and 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

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

We have established a leadership position in providing a fully integrated service offering to our large customer base, which is comprised of United States government service providers, and major companies supporting natural resource development. Our company is built on the foundation of the following core values: elevate the experience, pursue excellence, act with integrity and collaboration. We believe that when our team is living these values corporate responsibility comes naturally. The map below shows the Company’s community locations in North America:

TARGET HOSPITALITY
HOSPITALITY LOCATIONS
HFS SOUTH - 16
GOVERMENT - 8
OTHER - 5
PACIFIC OCEAN
ATLANTIC OCEAN
GULF OF MEXICO
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUEBEC
WASHINGTON
OREGON
IDAHO
MONTANA
WYOMING
NORTH DAKOTA
SOUTH DAKOTA
NEBRASKA
MINNESOTA
WISCONSIN
MICHIGAN
IOWA
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
MAINE
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
KENTUCKY
WEST VIRGINIA
VIRGINIA
CALIFORNIA
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
TEXAS
FLORIDA
Vancouver
Calgary
Edmonton
Saskatoon
Regina
Winnipeg
Thompson
Quebec
Ottawa
Toronto
Chicago
New York
Philadelphia
Los Angeles
San Diego
Phoenix
Las Vegas
Houston
San Antonio
Austin
Fort Worth
Denver
Omaha
Kansas City
Wichita
Tulsa
Oklahoma City
Minneapolis
Detroit
Buffalo
Pittsburgh
Nashville
Memphis
Atlanta
Charlotte
New Orleans
Orlando
El Paso
San Francisco
Sacramento

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

Summary of Value-Added Services

We take great pride in the premium customer experience we offer across our range of community and hospitality services offerings. The majority of Target’s communities include in-house culinary and hospitality services. Our world-class culinary and catering professionals serve approximately 16,000,000 meals on average each year with fresh ingredients and many of our meals are made from scratch. We self-manage most culinary and hospitality services, which provides us with greater control over service quality as well as incremental revenue and profit potential. Our communities are designed to promote rest and quality of life for our customers’ workforces and include amenities such as:

Summary of Amenities at various Communities:

● Innovative Modular Design	● On-site Commissary
● Single Occupancy Design	● Media Lounges and WIFI Throughout
● Swimming Pool, Volleyball, Basketball courts	● Flat-Screen TVs in Each Room
● Commercial Kitchen	● 40+ Premium TV Channel Line-up
● Fast Food Lounges	● Personal Laundry Service
● Full & Self Service Dining Areas	● Individually Controlled HVAC System
● TV Sport/Entertainment Lounges	● Hotel Access Lock Systems
● Training/conference Rooms	● 24 Hour No-Limit Dining
● Core Passive Recreation Areas	● Self Dispensing Laundry
● Active Fitness Centers	● Commercial Laundry
● Lodge Recreation Areas	● Transportation to Project Site
● Locker/Storage/Boot-up Areas	● 24 Hour Gated Security
● Parking Areas	● Daily Cleaning & Custodial Service
● Waste Water Treatment Facility	● Professional Uniformed Staff

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
● 2019: El Capitan 200 beds
● 2019: El Capitan expansion 100 beds
● 2019: Seven Rivers expansion 200 beds
● 2021: Government Segment expansion 4,000 beds
● 2022: Government Segment expansion 2,375 beds
● 2023: HFS – South Segment expansion 665 beds

We are one of the few vertically integrated specialty rental and hospitality services providers that service the entire value chain from site identification to long-term community development and facilities management. Our industry divides specialty rental accommodations into three primary types: communities, temporary worker lodges and mobile assets. We are principally focused on communities across several end markets, including natural resource development, and the U.S. government.

Communities typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have commercial kitchens, dining areas, conference rooms, medical and dental services, recreational facilities, media lounges and landscaped grounds where climate permits. A portion of our communities are built and underpinned by multi-year committed contracts which often include exclusivity provisions. These facilities are designed to serve the long-term needs of customers regardless of the end markets they serve. Our communities provide fully-integrated and value-added hospitality services, including but not limited to: catering and food services, housekeeping, health and recreation facilities, laundry services and overall workforce community management, as well as water and wastewater treatment, power generation, communications and personnel logistics where required. In contrast, temporary lodges are usually smaller in number of rooms and generally do not include hospitality, catering, facilities services or other value-added on-site services and typically serve customers on a spot or short-term basis without long-term committed contracts. These temporary facilities are “open” for any customer who needs lodging services. Finally, mobile assets, or rig housing, are designed to follow customers’ activities and are generally used for drilling rig operators. They are often used to support conventional drilling crews and are contracted on a project-by-project or short-term basis.

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

Demand within our government end market is primarily influenced by immigration, including the ongoing need to accommodate asylum seekers and unaccompanied minors as well as federal governmental policy and budgets. Continued increases in immigration activity have influenced government spending on infrastructure in immigration-impacted regions, and, consequentially, demand for accommodations and related services.

Another factor that influences demand for our rooms and services is the type of customer we are supporting. Generally, natural resource development customers require larger workforces during construction and expansionary periods and therefore have a higher demand for accommodations. Due to the contiguous nature of their land positions, a “hub and spoke” model is utilized. Customers that support natural resource development also require larger and more mobile workforces which, in many cases, consist of employees sourced from outside of the work areas. These employees, described as rotational workers, permanently reside in another region or state and commute to the regions served by our HFS – South segment on a rotational basis (often, two weeks on and one week off).

In addition, proximity to customer activities influences occupancy and demand. We have built, own and operate the two largest specialty rental and hospitality services networks available to customers operating in the regions served by our HFS – South segment. These networks allow our customers to utilize one provider across a large and expansive geographic area. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce.

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

Business Strengths & Strategies

Strengths

●	Market Leader in Strategically Located Geographies. We are one of North America’s largest providers of turnkey specialty rental units with premium catering and hospitality services including 28 strategically located communities with approximately 16,800 beds primarily in the highest demand regions of the southwestern United States. Utilizing our large network of communities with the most bed capacity, particularly within the regions served by our Government and HFS – South segments, we believe we are the only provider with the scale and regional density to serve all of our customers’ needs in these key areas. Additionally, our network and relocatable facility assets allow us to transfer the rental fleet to locations that meet our customer service needs across our segments allowing us to achieve a higher return on capital. We leverage our scale and experience to deliver a comprehensive service offering of vertically integrated accommodations and hospitality services that provides a compelling economic value proposition to our customers.

●	Long-Standing Relationships with Diversified Large Integrated Customers. We have long standing relationships with our diversified base of approximately 290 customers, which includes some of the largest blue-chip, investment grade natural resource development and integrated infrastructure companies in North America. We believe we have also established strong relationships in our U.S. government end market with our contract partners and the federal agencies we serve. We initially won our large government sub-contract in 2014 based upon our differentiated ability to develop and open a permanent large-scale facility on an accelerated timeline. This contract was renewed and extended in 2016 and 2020, demonstrating our successful execution and customer satisfaction. The relationships we have established over the past decade have been built on trust and credibility given our track record of performance and delivering value to our customers by providing a broad range of hospitality service offerings within a community atmosphere. Target’s customers’ willingness to enter into multi-year committed contracts, and our historical client retainment rate of over 90%, demonstrates the strength of these long-standing relationships.

●	Committed Revenue and Exclusivity Produce Highly Visible, Recurring Revenue. The vast majority of our revenues are generated under multi-year contracts that include committed payment terms or exclusivity provisions, under which our customers agree to use our network for all their accommodation needs within the geographies we serve. In 2023, approximately 73% of our revenues had committed payment provisions and approximately 99% were under contract, including exclusivity. The weighted average length of our contracts is approximately 45 months and we have maintained a consistent client renewal rate of over 90% for the last 5 years. Our customers enter into long-term agreements and consistently renew their contracts to ensure that sufficient accommodations and hospitality services are in place to properly care for their large workforces. Our multi-year contracts and consistent renewal rates provide recurring revenue and high visibility on future financial performance.

●	Proven Performance and Resiliency Through the Various Economic Cycles. Our business model is generally well insulated from economic cycles. For example, we secured a major new contract in November 2023 for the continued operation of the humanitarian community in Pecos, Texas as well as a renewal and extension in 2020 for another contract, each under our Government Segment which together represents approximately 72% of Target Hospitality’s 2023 revenue. Additionally, we utilize the same asset base across our operating segments, which allows us to efficiently optimize our modular assets and redeploy them, as warranted by customer demand.

●	Long-lived Assets Requiring Minimal Maintenance Capital Expenditures. Our long-lived specialty rental assets support robust cash flow generation. Our rental assets have an average life of approximately 15 years, and we typically recover our initial investment within the first few years of initial capital deployment. Our maintenance capital between 2019 and 2023 has ranged from approximately 0.4% to 4.0% of annual revenue with an average of 2% of annual revenue. We maintain low maintenance capital expenditures, as cleaning and routine maintenance costs are included in day-to-day operating costs and recovered through the average daily rates that we charge our customers. This continual care of our assets supports extended asset lives and the ongoing ability to operate with only nominal maintenance capital expenditures. The investment profile of our rental assets underpins our industry leading unit economics. Our contract discipline underpins our investment decision making and any spending on new growth investments is underwritten by contracts, with no speculative building. Generally, we do not invest capital unless we expect to meet our internal return thresholds. Due to the high revenue visibility from long-term contracts, we are poised to generate robust and stable cash flows driven by historical strategic growth investments and minimal future maintenance capital expenditure requirements.

Strategies

We believe that we can further develop our business by, among other things:

●	Expansion and Diversification Through Acquisitions, Diversifying Our Service Offerings as well as our Customer base. We selectively pursue acquisitions and business combinations related to specialty rental and hospitality services in the markets we currently serve as well as adjacent markets that offer existing complimentary services to ours. Leveraging our core competencies related to facilities management, culinary services, catering and site services, we believe that we can further scale these elements of our business and replicate it in other geographies and end markets. We continue to focus on strengthening our balance sheet through strong cash flow generation and debt reduction to provide flexibility to execute upon targeted acquisitions and business combinations that would be accretive to us while also diversifying our customer base, reducing customer concentration, and expanding our end markets.

●	Maintaining and Expanding Existing Customer Relationships. Growing and maintaining key customer relationships is a strategic priority. We fill existing bed capacity within our communities, while optimizing our inventory for existing customer expansion or for new customers. Keeping this balance provides us with flexibility and a competitive advantage when pursuing new contract opportunities as top-tier customers find enhanced value in the scale and flexibility of Target’s world class network, which supports their comprehensive and dynamic housing and food management requirements. With the scale of our accommodations network, a significant number of our key customers are commercially exclusive to Target Hospitality as their primary and preferred provider of accommodations and hospitality services throughout the U.S. or for a designated geographic area.

●	Enhancing Contract Scope and Services. One of our strategic focus areas is to enhance the scope and terms of our customer contracts. We intend to continue our historical track record of renewing and extending these contracts at favorable commercial and economic terms, while also providing additional value added services to our customers. For example, we have expanded our presence across multiple government agencies creating broad reaching opportunities to extend reach beyond our core accommodations platform. Intentionally growing revenue in an attractive government services end market, allowed us to high-grade contracts and significantly expand Target’s growth pipeline.

●	Disciplined Growth Capital Expenditures to Increase Capacity. We selectively pursue opportunities to expand existing communities and develop new communities to satisfy customer demand. We employ rigorous discipline to our capital expenditures to grow our business. Our investment strategy is generally to only deploy new capital with visibility—typically a contract—to revenue and returns to meet our internal return hurdles often with capital recovery mechanisms. We target high returns on invested capital and achieve these returns due to our high cash-on-cash margin profile.

●	Growing and Pursuing New Customer/Contract Opportunities. We continually seek additional opportunities to lease our facilities to government, natural resource development, and other third-party owners or operators in need of specialty rental and hospitality services. We have a proven track record of success in executing our specialty rental and facilities management model across several end markets for ongoing needs as well as major projects that have finite project life cycle durations. A strong national presence creates a platform to expand geographical reach into a wide range of industry applications, while significantly expanding Target’s long-term growth pipeline by utilizing existing core competencies to broaden service offerings across a variety of business and commercial applications. While special projects do not constitute a large portion of our business, it is typical for us to secure some special projects that can last anywhere from 1-5 years (or more). We have designated sales-related resources that focus on special finite life cycle projects and maintain a dynamic business pipeline which includes but is not limited to special projects across end markets.

●	Enhance Financial Strength and Create Shareholder Value. The Company follows a disciplined approach to maintaining and enhancing financial strength to create shareholder value. This strategy is centered on the Company’s ability to drive profitable growth, and maximize net earnings, cash flows and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The Company's disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity of $181.4 million occurring in June 2025 consisting of our approximately $181.4 million in aggregate principal amount of 10.75% senior secured notes due June 15, 2025 (the “2025 Senior Secured Notes”). The Company had total liquidity of approximately $278.9 million as of December 31, 2023, which consisted of up to $175 million of unused capacity under its ABL Facility, and cash and cash equivalents of $103.9 million. This also further enhances the Company’s financial flexibility to allow for, among other things, executing the Company’s diversification strategy.

Business Operations

Target Hospitality provides specialty rental and hospitality services, temporary specialty rental and hospitality services solutions and facilities management services across North America. The Company’s primary customers are U.S. Government related contractors, investment grade natural resource development companies and other workforce accommodation providers operating in the regions served by our HFS – South segment. The Company’s specialty rental and hospitality and management services are highly customizable and are tailored to each customer’s needs and requirements. Target Hospitality is also an approved U.S. General Services Administration (“GSA”) contract holder and offers a comprehensive range of housing, deployment, operations and management services through its GSA professional services schedule agreement. The GSA contract allows U.S. federal agencies to acquire our products and services directly from Target Hospitality which expedites the commercial procurement process often required by government agencies.

Target Hospitality operates its business in two key end markets: (i) government (“Government”), which includes the facilities, services and operations of (a) the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided pursuant to its lease and services agreement with a national provider of migrant programming; and (b) several facilities in West, Texas provided pursuant to its lease and services agreement with a leading national nonprofit organization (“NP Partner”) in support of their humanitarian aid efforts, both locations backed by committed United States Government contracts; and (ii) HFS – South, which includes the facilities and operations in sixteen communities located across Texas and New Mexico.

The map below shows the Company’s primary community locations in the HFS – South segment (including five locations outside of this segment).

BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUEBEC
PACIFIC OCEAN
ATLANTIC OCEAN
Vancouver
Calgary
Edmonton
Quebec
Montreal
Ottawa
Toronto
New York
Philadelphia
Chicago
NORTH AMERICA LODGE NETWORK
HFS - South: NEW MEXICO | TEXAS
1 SEVEN RIVERS
2 CARLSBAD
3 JAL LODGE
4 ORLA EL CAPITAN
5 ORLA NORTH
6 ORLA SOUTH
7 MENTONE WOLF
8 SKILLMAN STATION
9 KERMIT NORTH
10 KERMIT SOUTH
11 ODESSA WEST
12 ODESSA EAST
13 MIDLAND LODGE
14 MIDLAND EAST
15 BIG SPRING
16 PECOS SOUTH
NORTH DAKOTA
17 JUDSON LODGE
18 WILLIAMS COUNTY LODGE
19 WATFORD CITY LODGE
WYOMING
20 POWDER RIVER
CANADA
21 CHEECHAM LODGE

TARGET HOSPITALITY

The table below presents the Company’s communities in the HFS – South, Government, and All Other segments as of December 31, 2023.

Segment	Community Name	Location	Status	Number of Beds
Government	Dilley (STFRC)	Dilley, Texas	Own	2,556
Government	Pecos Children's Center	Pecos, Texas	Own	2,000
Government	Pecos Blue Lodge	Pecos, Texas	Own	1,000
Government	Delaware Lodge	Orla, Texas	Own/Operate	425
Government	Lodge 118	Pecos, Texas	Own/Operate	1,402
Government	Pecos Trail Lodge	Pecos, Texas	Own/Operate	558
Government & HFS - South	Skillman Station Lodge	Mentone, Texas	Own/Operate	1,038
Government & HFS - South	Pecos South Lodge	Pecos, Texas	Own/Operate	772
HFS - South	Orla North Lodge	Orla, Texas	Own/Operate	169
HFS - South	Orla South Lodge	Orla, Texas	Own/Operate	240
HFS - South	El Capitan Lodge	Orla, Texas	Own/Operate	429
HFS - South	Odessa West Lodge	Odessa, Texas	Own/Operate	805
HFS - South	Odessa East Lodge	Odessa, Texas	Own/Operate	280
HFS - South	Mentone Wolf Lodge	Mentone, Texas	Own/Operate	530
HFS - South	Midland Lodge	Midland, Texas	Own/Operate	843
HFS - South	Midland East Lodge	Midland, Texas	Own/Operate	168
HFS - South	Kermit Lodge	Kermit, Texas	Own/Operate	232
HFS - South	Kermit North Lodge	Kermit, Texas	Own/Operate	180
HFS - South	Carlsbad Lodge	Carlsbad, New Mexico	Own/Operate	496
HFS - South	Seven Rivers Lodge	Carlsbad, New Mexico	Own/Operate	640
HFS - South	Jal Lodge	Jal, New Mexico	Own/Operate	466
HFS - South	Big Spring Lodge	Big Spring, Texas	Own/Operate	665
All Other	Williams County Lodge	Williston, North Dakota	Own/Operate	300
All Other	Judson Executive Lodge	Williston, North Dakota	Own/Operate	100
All Other	Watford City Lodge	Watford City, North Dakota	Own/Operate	334
All Other	Cheecham Lodge	Alberta, Canada	Own/Operate	215
Total Number of Beds				16,843

Government

The Government segment includes, but is not limited to, two primary end markets which make up approximately 72% of our revenue for the year ended December 31, 2023:

●	Residential Facilities. Residential facilities, including the South Texas Family Residential Center (discussed below), provide space and residential services in an open and safe environment. Residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

●	Humanitarian Aid Efforts. Community facilities providing a suite of comprehensive service offerings supporting humanitarian aid efforts.

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

In March 2021, the Company entered into a lease and services agreement with our NP Partner, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts at a residential housing facility. During the year ended December 31, 2022, the Company executed a new contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement (“Expanded Humanitarian Contract”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021 with approximately 6,375 beds. On May 15, 2023, the Company executed a six-month extension of the Expanded Humanitarian Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. During the year ended December 31, 2023, the Company executed a new contract with our NP Partner (“New PCC Contract”), pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the U.S. Government, that became effective on November 16, 2023, with a one year base period through November 15, 2024, with an option to extend for up to four additional one year periods and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. Under the New PCC Contract, the Company will maintain similar facility size and operational scope compared to the previous contract that became effective on May 16, 2022. The New PCC Contract operates with similar structure to the Company’s existing and prior government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the New PCC Contract includes occupancy-based variable services revenue that will align with active community population. This ongoing partnership is consistent with our Government segment and strategy of diversifying end-markets through high quality contracts with premier partners that provide strong revenue visibility and cash flows.

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

The Government segment generated approximately 72% or $403.7 million of the Company’s revenue for the year ended December 31, 2023. The map below shows the Company’s primary community locations in the Government segment.

TEXAS
TEXAS
MEXICO
Carlsbad
Orla
Pecos
Monahans
Odessa
Midland
Big Spring
Abilene
San Angelo
Fort Stockton
Alpine
Presidio
Junction
Waco
Killeen
Temple
AUSTIN
San Marcos
San Antonio
Eagle Pass
Victoria
TARGET HOSPITALITY
GOVERNMENT
1 DELAWARE
2 SKILLMAN
3 PECOS BLUE
4 LODGE 118
5 PECOS CHILDREN'S CTR
6 PECOS SOUTH
7 PECOS TRAIL
8 DILLEY

TARGET® HOSPITALITY

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

As of December 31, 2023, with 16 communities and approximately 7,900 beds across HFS – South, we offer the largest network of turnkey specialty rental accommodations and hospitality services.

The HFS – South segment generated approximately 26% or $148.7 million of the Company’s revenue for the year ended December 31, 2023. The map below shows the Company’s primary community locations in the HFS – South region.

TEXAS
MEXICO
Lubbock
Denton
Fort Worth
Carlsbad
Big Spring
Abilene
Orla
Odessa
Midland
Pecos
Monahans
Fort Stockton
Alpine
Sanderson
AUSTIN
Temple
TARGET HOSPITALITY
HFS – SOUTH
1 SEVEN RIVERS
2 CARLSBAD
3 JAL
4 ORLA EL CAPITAN
5 ORLA NORTH
6 ORLA SOUTH
7 MENTONE WOLF
8 KERMIT NORTH
9 KERMIT SOUTH
10 MIDLAND
11 MIDLAND EAST
12 ODESSA WEST
13 ODESSA EAST
14 BIG SPRING
15 PECOS SOUTH
16 SKILLMAN

TARGET HOSPITALITY

All Other

In addition to the two reportable segments above, the Company: (i) has facilities and operations for one community in Canada; (ii) has facilities and operations for three communities in North Dakota; and (iii) provides catering and other services to communities and other workforce accommodation facilities for the natural resource development industries not owned by Target Hospitality (“Facilities Management”).

The Company provides specialty rental and hospitality services including concierge, culinary, catering, maintenance, security, janitorial and related services at facilities owned by other companies. We currently provide Facilities Management, culinary and catering services and site services for one facility located in Wyoming for which we do not own the specialty rental accommodation assets.

NORTHWEST TERRITORIES
Fort Murray
ALBERTA
Edmonton
Saskatoon
MONTANA
Helena
Miles City
Billings
IDAHO
Boise
WYOMING
Casper
Cheyenne
Salt Lake City
UTAH
Denver
COLORADO
Santa Fe
Regina
Winnipeg
NORTH DAKOTA
Bismarck
Fargo
MINNESOT
SOUTH DAKOTA
Rapid City
Minneapolis
NEBRASKA
Omaha
Des Moines
Kansas City
KANSAS
1
2
3
4
5

TARGET HOSPITALITY | **OTHER LODGES**

CANADA
1 CHEECHAM LODGE

WYOMING
2 POWDER RIVER

NORTH DAKOTA
3 JUDSON LODGE
4 WILLIAMS COUNTY LODGE
5 WATFORD CITY LODGE

TARGET® HOSPITALITY

Segment information for December 31, 2023 and 2022

For additional information on our segments, including Government, HFS - South,  and All Other, related to December 31, 2023 and 2022, refer to Note 20 of our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Customers and Competitors

The Company’s principal customers include U.S. Government contractors, and investment grade natural resource development companies. For the year ended December 31, 2023, we had one customer, who accounted for approximately 62% of our revenue.

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

The Company’s Community and Services Contracts

For the year ended December 31, 2023, revenue related to the HFS – South segment represented approximately 26% of our revenue, revenue related to our Government segment represented 72% of our revenue, and All Other revenue represented 2% of our revenue.

Lease and Services Agreements

The Company’s operations in the HFS – South segment are conducted through several different types of agreements with customers.

Certain customer agreements include committed contractual revenue arrangements, some of which contain minimum revenue commitments. For certain of the Company’s customers, it uses network lease and services agreements (“NLSAs”) which cover the customer’s full enterprise and are exclusive agreements with set terms and rates for all geographic regions in which the Company operates. The NLSAs obligate the customers to use the Company’s facilities and services across the U.S. The Company’s NLSAs have an average set term of two to three years.

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

The Company also has master services agreements (“MSAs”) with certain customers which are typically exclusive arrangements without the committed component of the NLSAs and LSAs and no minimum contractual liability for the customer. MSAs make up the largest portion of the Company’s operations in the HFS – South segment.

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

The Company also operates several facilities in connection with a lease and services agreement with the NP Partner, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.  The initial contract, including subsequent change orders and amendments, had a value of approximately $129 million and was fully committed over its initial one-year term, which commenced March 18, 2021. During the year ended December 31, 2022, the Company executed the Expanded Humanitarian Contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement to provide enhanced infrastructure and comprehensive facility services supporting the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021.  The Expanded Humanitarian Contract operated with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government.  Additionally, the Expanded Humanitarian Contract included occupancy-based variable services revenue that aligned with active community population.  The minimum revenue commitments, which consisted of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provided for a minimum annual revenue contribution of approximately $390 million and was fully committed over its initial contract term. Inclusive of all potential occupancy-based variable services revenue, the Expanded Humanitarian Contract provided for a maximum initial annual total contract amount of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded Humanitarian Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. The Expanded Humanitarian Contract terminated as of November 15, 2023. During the year ended December 31, 2023, the Company executed the New PCC Contract, pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the United States Government, that replaced the Expanded Humanitarian Contract and became effective on November 16, 2023. The New PCC Contract includes a one year base period through November 15, 2024, an option to extend for up to four additional one year periods, and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. Under the New PCC Contract, the Company will maintain similar facility size and operational scope compared to the Expanded Humanitarian Contract. The New PCC Contract operates with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the New PCC Contract includes occupancy-based variable services revenue that will align with active community population. The minimum revenue commitments, which consist of annual recurring lease revenue, provide for a minimum annual revenue contribution of approximately $178 million. Assuming all option periods are exercised, the 5-year cumulative minimum revenue commitment of the New PCC Contract is expected to be approximately $892 million through 2028. Inclusive of the minimum revenue commitment and all potential occupancy-based variable services revenue, the New PCC Contract provides for a maximum total contract amount of approximately $1.8 billion through 2028, assuming all option periods are exercised.

Our NP Partner depends on the U.S. government and its funding. Any impasse or delay in reaching a federal budget agreement, debt ceiling or government shutdowns, and the subsequent lack of funding to the applicable government entity, could result in material payment delays, payment reductions or contract terminations. The government may terminate this contract with our NP Partner for convenience; in the event this should occur, our NP Partner may terminate its agreement with the Company for convenience.

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

The Company employed approximately 984 people as of December 31, 2023. Our workforce is primarily comprised of full-time employees. Of the total population as of December 31, 2023, approximately 570 of our employees worked in the HFS – South segment, approximately 287 of our employees worked in the Government segment, and approximately 59 of our employees worked in the All Other segment. The remaining 68 employees worked in Corporate. None of the Company’s employees are unionized or members of collective bargaining arrangements.

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

•Employee wellness: The Company’s Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity, and overall employee engagement. The program includes a health assessment, no cost preventive care through the medical plan, tobacco cessation support through our medical insurance carrier, and an employee assistance program. Approximately 38% of eligible employees participated in the Health & Safety program in 2023.

•Diversity & Inclusion (“D&I”): Inclusion is how we foster an environment where various backgrounds are celebrated and encouraged to grow and learn by valuing the skills and expertise a diverse workforce provides. We believe that an inclusive and a diverse team is key to the success of our culture and aim to drive D&I initiatives. The Company’s D&I initiatives are operationalized through three core elements: (1) senior management’s endorsement of and alignment with the programs; (2) focused efforts in increasing diversity in the talent pipeline and our hiring; (3) creating an inclusive work environment where differences are welcomed.  The Company analyzes diversity in the workforce on at least an annual basis and develops action plans from the results to spark dialogue among employees and leaders in an effort to build a more inclusive, diverse and empowered culture at the Company. As of December 31, 2023, women constituted approximately 39% of our workforce and self-identified racial or ethnic minorities represented 81% of our workforce. Diversity, Equity and Inclusion are core to our culture, and we believe that a diverse workforce is critical to our success.

•Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term, and commission-based incentive compensation programs to reward performance relative to key metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, and flexible spending accounts.

•Employee experience and retention: To evaluate our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention. To provide an open and frequent line of communication for all employees, we encourage staff meetings at every community.

•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend new hire orientation training within 90 days of hire. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our employees. In 2023, our employees enhanced their skills through training, including safety training, leadership training and equipment-related training from our suppliers. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.

Intellectual Property

Target Hospitality owns a number of trademarks important to the business. Its material trademarks are registered or pending registration in the U.S. Patent and Trademark Office. The business operates primarily under the Target Hospitality brand.

Properties

Target Hospitality’s corporate headquarters are located in The Woodlands, Texas. Its executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.

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

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	We face significant competition in the specialty rental sector.
●	We depend on several significant customers. The loss of one or more of such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We derive a substantial portion of our revenue from the Government segment. The loss of, or a significant decrease in revenues from, any customer in this concentrated segment could seriously harm our financial condition and results of operations.
●	We are subject to extensive procurement laws, regulations and procedures, including those that enable the U.S. government to terminate contracts for convenience.
●	Our business may be adversely affected by periods of low commodity prices or unsuccessful exploration results which may decrease customers’ spending and our results.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions
●	We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability
●	Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our specialty rental and hospitality services contracts may constrain its ability to make a profit.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.
●	Public health crises such as the COVID-19 pandemic and their impact on business and economic conditions and government requirements could adversely affect our business, financial condition or results of operations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.
●	The valuation of our Private Warrants could cause volatility in our net income (loss).

Social, Political and Regulatory Risks

●	Failure to comply with government regulations related to food and beverages may subject us to liability.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.

●	We are subject to various laws and regulations including those governing our contractual relationships. Obligations and liabilities under these laws and regulations may materially harm our business.
●	We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.

Growth, Development and Financing Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
●	Global, national or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cybersecurity threats.

Risks Related to Our Indebtedness

●	Our leverage may make it difficult for us to service our debt and operate our business.
●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.

Risks Related to Ownership of Our Common Stock

●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

Risk Factors

Operational Risks

Our operations are and will be exposed to operational economic, political and regulatory risks.

Our operations could be affected by economic, political and regulatory risks. These risks include:

●multiple regulatory requirements that are subject to change and that could restrict our ability to build and operate our communities and other sites;
●inflation or other increases in costs relating to personnel, utilities, insurance, medical and food, recessions, fluctuations in interest rates;
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

Although our competition varies significantly by market, the specialty rental and hospitality services industry, in general, is highly competitive. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery terms. We may experience pricing pressures in our operations in the future as some of our competitors seek to obtain market share by reducing prices. We may also face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to our potential customers. In each of our current markets, we face competition from national, regional and local companies who have an established market position in the specific service area. We expect to encounter similar competition in any new markets that we may enter. Some of our competitors may have greater market share, greater pricing flexibility, more attractive product or service offerings, or superior marketing and financial resources. In addition, if some of our government customers have capacity at the facilities which they operate, they may choose to use less capacity at our facilities. Increased competition could result in lower profit margins, substantial pricing pressure, and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations, and financial condition.

We depend on several significant customers. The loss of one or more of such customers or the inability of one or more such customers to meet their obligations could adversely affect our results of operations.

We depend on several significant customers. For the year ended December 31, 2023, our five largest customers accounted for approximately 83% of our total revenue. For a more detailed explanation of our customers, see the section of this Annual Report on Form 10-K entitled “Business.” The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, political and industry conditions.

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

We are subject to extensive procurement laws, regulations and procedures, including those that enable the U.S. government to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with or adapt to existing or new procurement laws and regulations, which are regularly evolving.

As a U.S. government subcontractor, we and others with which we do business must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf or a supplier could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and adversely affect our competitiveness.

Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government generally may terminate its contracts, not only for default based on our performance, but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. However, to the extent insufficient funds have been appropriated by the U.S. government to the program to cover our costs upon a termination for convenience, the U.S. government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not appropriating funding. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance. Additionally, the U.S. government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase costs by requiring prime contractors to submit multiple bids and proposals. Multi-award contracts require our prime contractor to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract.  For a broader discussion of the indirect exposure to statutes and regulations applicable to U.S. government contractors please see “We are subject to various laws and regulations including those governing our contractual relationships with the U.S. government and U.S. government contractors and the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business.” below.

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

Our business is contract intensive and we are party to many contracts with customers. We periodically review our compliance with contract terms and provisions. If customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. In the past, some of our customers have opted to withhold payment due to contract or other disputes, which has delayed our receipt of payments. While we do not believe any reviews, audits, delayed payments, or other such matters should result in material adjustments, if a large number of our customer arrangements were modified or payments withheld in response to any such matter, the effect could be materially adverse to our business or results of operations.

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

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility management contracts that, to a certain extent, are based on variable occupancy levels. We are dependent upon our customers and, with respect to our subcontracts with the U.S. government, U.S. government agencies, to provide occupants for facilities we operate. We cannot control occupancy levels at the facilities we operate. Under a variable rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Occupancy rates have decreased in the past and may decrease in the future, including as a result of changes in public policy or increased public resistance to our industry. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our revenues and profitability.

Because of the uncertainty in estimating future occupancy levels, our estimates and Company forecast may prove to be inaccurate. Therefore, any business deterioration, including as a result of contract cancellations or decreased occupancy levels, could cause our actual revenues, earnings and cash flows to decline below our current financial outlook.

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

Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes, outbreaks of epidemic or pandemic disease and terrorism, which could adversely affect its future revenue and financial condition and increase its costs and expenses. For example, extreme weather, particularly periods of high rainfall, hail, tornadoes, or extreme cold, in any of the areas in which we operate may cause delays in our community construction activities or result in the cessation of customer operations at one or more communities for an extended period of time such as during the COVID-19 pandemic. See “We are exposed to various possible claims relating to our business and our insurance may not fully protect us.” and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Factors Affecting Results of Operations—Natural Disasters or Other Significant Disruption.” In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our communities and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of our communities or other sites, or business interruptions, any of which may materially adversely affect our business. If any of our communities were to experience a catastrophic loss, it could disrupt our operations, delay services, staffing and revenue recognition, and result in expenses to repair or replace the damaged facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties or communities could significantly affect our ability to operate those properties or communities and thereby impair our results of operations.

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

Certain of our major communities are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold interest in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an average term of seven years and generally contain unilateral renewal provisions. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

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
●changes in end-user demand requirements, including variable occupancy levels associated with contracts in the Government segment;
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

Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims such as dishonest, fraudulent, criminal or malicious acts; terrorism, war, hostile or warlike action during a time of peace; automobile physical damage; natural disasters; and certain cyber-crime. A judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face the following other risks related to our insurance coverage, including we may not be able to continue to obtain insurance on commercially reasonable terms; the counterparties to our insurance contracts may pose credit risks; and we may incur losses from interruption of our business that exceed our insurance coverage each of which, individually or in the aggregate, could materially and adversely impact our business. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available.

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

We have goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2023, we had approximately $41.0 million and $66.3 million of goodwill and other intangible assets, net, respectively, in our statement of financial position, which represents approximately 5.9% and 9.5% of total assets, respectively. We review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. Any impairment charges could adversely affect our reported results of operations and financial condition.

The valuation of our Private Warrants could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss).

The change in fair value of our Private Warrants is the result of changes in stock price and Private Warrants outstanding at each reporting period. Our Private Warrants are required to be carried at fair value, with changes in the valuation impacting net income (loss).  The Private Warrants, which expire on March 15, 2024, are valued using a Black-Scholes option-pricing model under which fair value is impacted by various assumptions, including the volatility of stock prices.  Significant changes to our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of comprehensive income (loss).

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

If we are unable to maintain food safety or comply with government regulations related to food and beverages, the effect could be materially adverse to our business or results of operations.

Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.

We are subject to income taxes in the United States. Our tax liabilities are affected by the amounts charged for services, funding, and other intercompany transactions. Tax authorities may disagree with our intercompany charges, or other tax positions and assess additional taxes. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of its tax provision. However, there can be no assurance that we will accurately predict the outcomes of potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on its results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to its operating structure, changes in the mix of earnings in countries and/or states with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.

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

If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record its transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-

corruption laws may result in severe criminal or civil sanctions and penalties, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to similar anti-corruption laws in other jurisdictions.

We may be exposed to certain regulatory and financial risks related to climate change and other environmental laws and regulations.

All of our and our customers’ operations may be affected by federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. Among other things, these laws and regulations impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and impose liabilities for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. We have an inherent risk of liability under environmental laws and regulations, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. From time to time, our operations or conditions on properties that we have acquired have resulted in liabilities under these environmental laws. We may in the future incur material costs to comply with environmental laws or sustain material liabilities from claims concerning noncompliance or contamination. We have no reserves for any such liabilities. Environmental laws and regulations are likely to change in the future under different administrations, possibly resulting in more stringent requirements. Our or any of our customers’ failure to comply with applicable environment laws and regulations may result in any of the following:

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

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. For example, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, an indefinite suspension of new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of federal energy and natural resource permitting and leasing practices.  It remains unclear what additional actions President Biden, or a future administration, will take and what support he will have for any potential legislative changes from Congress. The outcome of U.S. federal, regional, provincial, and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

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

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third- party facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our website, point of sale systems and other information technology systems and choose not to stay in our communities or contract with us in the future.

While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, the Company also maintains cybersecurity insurance in line with industry standards to manage potential liabilities resulting from specific cyber-attacks. However, it is important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner.

Risks Related to Our Indebtedness

Our leverage may make it difficult for us to service our debt and operate our business.

As of December 31, 2023, we, through our wholly-owned indirect subsidiary, Arrow Bidco, LLC (“Arrow Bidco”), had $181.4 million of total indebtedness consisting of $0 borrowings under the ABL Facility and $181.4 million of our 2025 Senior Secured Notes.

Our leverage could have important consequences, including:

●making it more difficult to satisfy our obligations with respect to our various debt (including the 2025 Senior Secured Notes) and liabilities;
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

Our ability to meet our debt service obligations, including those under the ABL Facility and the 2025 Senior Secured Notes, or to refinance our debt depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may limit or prevent us from taking any of these actions. If we default on the payments required under the terms of certain of our indebtedness, that indebtedness, together with debt incurred pursuant to other debt agreements or instruments that contain cross-default or cross-acceleration provisions, may become payable on demand, and we may not have sufficient funds to repay all of our debts. As a result, our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

We and our subsidiaries may be able to incur substantial additional indebtedness (including additional secured obligations) in the future. Although the Indenture governing our 2025 Senior Secured Notes and the ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt, including future additional secured obligations, is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

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

Although these limitations will be subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Arrow Bidco’s ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If Arrow Bidco defaults on their obligations under the ABL Facility and the 2025 Senior Secured Notes Indenture (as defined below), then the relevant lenders or holders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under the ABL Facility, the Indenture or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full the ABL Facility, the 2025 Senior Secured Notes and our other debt.

The ABL Facility also requires our subsidiaries to satisfy specified financial maintenance tests. The ability to meet these tests could be affected by deterioration in our operating results, as well as by events beyond our control, including increases in raw materials prices and unfavorable economic conditions, and we cannot assure you that these tests will be met. If an event of default occurs under the ABL Facility, the lenders thereunder could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, Target Hospitality’s assets may not be sufficient to repay in full that indebtedness and its other indebtedness then outstanding.

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

Arrow Holdings and MFA Global S.a r.l., entities controlled by TDR Capital, together beneficially owned approximately 64% of our outstanding shares of Common Stock as of December 31, 2023. As a result of its ability to control a significant percentage of the voting power of our outstanding Common Stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Information technology (“IT”), digital information and automation are essential components of the Company’s operations and growth strategy. The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard information systems and protect the availability, integrity and confidentiality of our data. The Cybersecurity Risk Management & Oversight Committee (consisting of the Senior Vice President of Business Applications & Digital Transformation, Vice President of IT, a member of our IT department, a senior member of our Legal department, and a member of Operations) sets IT risk strategy and makes risk-informed decisions related to our technology, which includes the assessment and response to cybersecurity risk.

The Company has integrated cybersecurity into its broader internal controls framework. The Company maintains a cybersecurity program overseen by the Cybersecurity Risk Management & Oversight Committee and aligns with key industry frameworks including the National Institute of Standards and Technology (“NIST”). In addition, we have set Company-wide policies and procedures concerning transactional workflow approvals, multifactor authentication, antivirus protection, confidential information and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process and are approved by appropriate members of senior management.

The Company has continued to expand investments in IT security, including end user-training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. Further, we conduct periodic external penetration tests, vulnerability assessments and maturity testing. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors and intellectual property.  Additionally, we perform and document user and administrative access reviews of all domains, networks, applications, and systems at least quarterly.

We view cybersecurity as a shared responsibility. The Company maintains a formal information security training program for all employees that includes training on matters such as phishing and email security best practices. Employees are also required to complete compulsory training on data privacy. Security training is specialized based on employee roles.

Personnel

The Cybersecurity Risk Management & Oversight  Committee is responsible for assessing and managing cybersecurity risk, which includes prevention, mitigation, detection, and remediation of cybersecurity incidents. The Cybersecurity Risk Management & Oversight Committee members collectively have relevant expertise in cybersecurity with the appropriate experience, education, and industry standard cybersecurity certifications.

The Cybersecurity Risk Management & Oversight Committee works closely with other members of executive management to ensure that the Company has effective communication and understanding of its cybersecurity risk management.

The members of the Cybersecurity Risk Management & Oversight Committee work together to inform the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) on cybersecurity risks. These reports include, among other things, current cybersecurity risk posture, status of projects to strengthen the Company’s information security systems, the effectiveness of our cybersecurity policies, procedures, and strategies, and any significant cybersecurity incidents that have occurred.

Third Party Engagement

The Company engages third-party expertise as part of the broader internal controls framework. These experts include independent cybersecurity assessors, consultants, and our internal audit team to evaluate and stress-test the Company’s networks, policies, cybersecurity technologies and preventative measures. The Company also engages an independent managed detection and response provider as an extension of the Company’s cybersecurity team.

Oversight of Third-Party Risk

The Company implements stringent processes to oversee and manage risks associated with third-party service providers. Upon initial engagement with third-party providers, the Company researches the vendor’s cybersecurity and threat reputation. We then require a completed security questionnaire and any relevant documentation including System and Organization Controls (“SOC”) 1 or SOC 2 reports, non-disclosure agreements where applicable, and proof of cybersecurity insurance, if necessary. This documentation is compiled and assessed by the Cybersecurity Risk Management & Oversight Committee and documented in a workflow approval process. Existing vendors are evaluated bi-annually, and any updates to their cyber posture are documented in the same fashion. The internal business owners of cloud-based applications are required to perform and document user access reviews at least quarterly.

Risks from Cybersecurity Threats

We are exposed to, and may be adversely affected by, interruptions to our computer and IT systems and sophisticated cyber-attacks. We have not experienced cybersecurity threats that have materially affected the Company’s results of operations or financial condition. For more information about the cybersecurity risks we face, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Governance

Our Audit Committee is actively engaged in the oversight of the Company’s information security program. The Audit Committee receives reports on these matters from management, which includes discussion of management’s actions to identify and respond to threats, key performance indicators reflecting cybersecurity posture, and status of recent cybersecurity related initiatives. In addition, the Audit Committee periodically evaluates our cybersecurity strategy to ensure its effectiveness and, if appropriate, includes a review from third-party experts.

Cybersecurity Risk Management & Oversight Committee’s Role Managing Risk

The Cybersecurity Risk Management & Oversight Committee continuously updates its approach on cybersecurity to safeguard the Company’s sensitive information and assets based on assessments mentioned above. The program is supported by an organizational structure that reflects support from across the business.

While processes and technologies are in place to minimize the chance of a successful cyber-attack, the Company has established incident response procedures to address a cybersecurity threat should one occur.  The Company’s cybersecurity incident response plan (the “Response Plan”) provides for a timely and consistent response to actual or attempted cybersecurity incidents impacting the Company. The Response Plan includes (1) detection, (2) analysis, which may include timely notice to our Board and public disclosure if deemed material or appropriate, (3) containment, (4) eradication, (5) recovery and (6) post-incident review.

As previously mentioned, we face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced attempted threats to our data and systems. For more information about the cybersecurity risks we face, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

Our corporate headquarters are located in The Woodlands, Texas. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office. Except as indicated, we own all of the real property at the locations listed below. Subject to certain exceptions, substantially all of our owned personal property and material real property in the U.S. are encumbered under our ABL Facility and the 2025 Senior Secured Notes. We do not believe that the encumbrances will materially detract from the value of our properties, nor will they materially interfere with their use in the operation of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 – Debt to the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information concerning our ABL Facility (as defined below) and the 2025 Senior Secured Notes. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this Annual Report on Form 10-K.

	Location	Description
Government
	Dilley, Texas (leased land)	Dilley (STFRC)
	Pecos, Texas (owned and leased land)	Pecos Children’s Center
	Pecos, Texas (leased land)	Pecos Blue Lodge
	Orla, Texas	Delaware Lodge
	Mentone, Texas (leased land)	Skillman Station Lodge(1)
	Pecos, Texas	Lodge 118
	Pecos, Texas	Pecos Trail Lodge
	Pecos, Texas	Pecos South Lodge(1)

HFS – South
	Pecos, Texas	Pecos South Lodge(1)
	Orla, Texas	Orla North Lodge
	Orla, Texas	Orla South Lodge
	Orla, Texas (leased land)	El Capitan Lodge
	Odessa, Texas (owned and leased land)	Odessa West Lodge
	Odessa, Texas	Odessa East Lodge
	Mentone, Texas (leased land)	Mentone Wolf Lodge
	Mentone, Texas (leased land)	Skillman Station Lodge(1)
	Midland, Texas	Midland Lodge
	Midland, Texas (leased land)	Midland East Lodge
	Kermit, Texas (leased land)	Kermit Lodge
	Kermit, Texas	Kermit North Lodge
	Carlsbad, New Mexico (leased land)	Carlsbad Lodge
	Carlsbad, New Mexico (leased land)	Seven Rivers Lodge
	Jal, New Mexico (owned and leased land)	Jal Lodge
	Big Spring, Texas	Big Spring Lodge

Other
	Canada (leased land)	Cheecham Lodge
	Williston, North Dakota	Williams County Lodge
	Williston, North Dakota	Judson Executive Lodge
	Watford City, North Dakota (leased land)	Watford City Lodge
(1)	Location is shared between the HFS – South and Government segments.

Item 3.  Legal Proceedings

We are involved in various lawsuits, claims and legal proceedings, most of which arise out of the ordinary course of business. The nature of the Company’s business is such that disputes occasionally arise with vendors including suppliers and subcontractors, and customers over contract specifications and contract interpretations among other things. The company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of exposure. We have insurance policies to cover general liability and workers’ compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under such pending lawsuits, claims and legal proceedings will not have a material adverse effect on its financial condition results of operations, or liquidity. Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.

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

Holders

As of December 31, 2023, there were eleven holders of record of our Common Stock and one holder of record of our Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock or Warrants are held of record by banks, brokers and other financial institutions.

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

Warrants

Platinum Eagle issued warrants to purchase its common stock as components of units sold in the Public Offering (the “Public Warrants”, together with the Private Warrants, the “Warrants”).  Platinum Eagle also issued, in connection with the Public Offering, the Private Warrants. The Warrants expire at 5:00 pm New York City time on March 15, 2024.

As of December 31, 2023, there were 8,044,287 Warrants outstanding. Of the 8,044,287 outstanding, 1,533,334 are Private Warrants and 6,510,953 are Public Warrants. The Private Warrants are classified as liabilities under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity guidance. The Public Warrants are classified as equity based on the guidance outlined in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Each Warrant entitles its holder to purchase Common Stock in accordance with its terms. During the year ended December 31, 2022, holders of Public Warrants exercised 7,101 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.1 million and issuing 7,101 shares of Common Stock.  During the year ended December 31, 2023, holders of Public Warrants exercised 17,369 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.2 million and issuing 17,369 shares of Common Stock.  See Note 9 and 17 of the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The graph below compares the cumulative total return of our Common Stock from December 31, 2018, through December 31, 2023, with the comparable cumulative return of two indices, the Russell Broadbased Total Returns and the Nasdaq US Benchmark TR Index. The graph plots the change in value of an initial investment in each of our Common Stock, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the years ended December 31, 2023 and 2022, respectively.

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

Please refer to Note 18 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for details of the forms of Executive Nonqualified Stock Option Award Agreements, the forms of Executive Restricted Stock Unit Agreements, the form of Executive Stock Appreciation Rights Award Agreement, and the forms of Executive Performance Stock Unit Agreements.

As of December 31, 2023, 10,082,940 securities had been granted under the Plan, excluding 116,837 Restricted Stock Units (“RSUs”) paid in cash, and including 1,578,537 of Stock Appreciation Right Awards (“SARs”), which are intended to settle in cash.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	3,781,513	$6.55	1,207,138
Equity compensation plans not approved by security holders	—	—	—
Total	3,781,513	$6.55	1,207,138
(1)	The number of common shares reported in Column (a) excludes liability-based stock appreciation right awards of 714,539 and shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2023, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 1,682,206 equity-based RSUs at a weighted average grant price of $4.65, 1,358,868 equity-based PSUs (assumed at a payout of 100% of Target) at a weighted average grant price of $5.23, and 740,439 stock options at a weighted average exercise price of $6.55. For additional information on the awards outstanding under the Plan, see Note 18 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

●operational, economic, including inflation, political and regulatory risks;
●our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS and Government segments;
●effective management of our communities;
●natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;
●the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;
●the effect of changes in state building codes on marketing our buildings;
●changes in demand within a number of key industry end-markets and geographic regions;
●changes in end-user demand requirements, including variable occupancy levels associated with contracts in the Government segment;
●our reliance on third party manufacturers and suppliers;
●failure to retain key personnel;
●increases in raw material and labor costs;
●the effect of impairment charges on our operating results;
●our future operating results fluctuating, failing to match performance or to meet expectations;
●our exposure to various possible claims and the potential inadequacy of our insurance;
●unanticipated changes in our tax obligations;
●our obligations under various laws and regulations;
●the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;
●our ability to successfully acquire and integrate new operations;
●global or local economic and political movements, including any changes in policy under the Biden administration or any future administration;
●federal government budgeting and appropriations;
●our ability to effectively manage our credit risk and collect on our accounts receivable;
●our ability to fulfill our public company obligations;
●any failure of our management information systems;
●fluctuations in the fair value of warrant liabilities;
●our ability to refinance debt on favorable terms and meet our debt service requirements and obligations; and
●risks related to Arrow Bidco’s obligations under the 2025 Senior Secured Notes;

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of  December 31, 2023, our network included 28 communities to better serve our customers across the US and Canada.

Economic Update

During the year ended December 31, 2023, the Company continued to experience increasing revenue in the HFS – South segment due to continued improving customer demand and increasing activity in the HFS – South segment as compared to the year ended December 31, 2022. The Company’s Government segment continued to benefit from the Pecos Children’s Center (“PCC”) contract and the new contracts (the Expanded Humanitarian Contract and the New PCC Contract) thereof with our NP Partner that became effective May 16, 2022 and November 16, 2023, respectively. The Company generated positive cash flows from operations of approximately $156.8 million representing a decrease in cash flows from operations of approximately $148.8 million or 49% for the year ended December 31, 2023 compared to the year ended December 31, 2022 driven by the prior period including a significant $194 million upfront payment for expansion efforts related to the Expanded Humanitarian Contract, which did not recur in the current period. The Company also reduced its outstanding debt balance on the Senior Secured Notes by $153.1 million or 46% during the year ended December 31, 2023 and reduced interest expense, net by approximately $13.7 million or 38% during the year ended December 31, 2023 compared to the year ended December 31, 2022. The Company executed amendments to the ABL Facility which extended the termination date on the ABL Facility from September 15, 2023 to February 1, 2028 and increased the capacity of the ABL Facility from $125 million to $175 million. Additionally, the Company conducted the Notes Exchange Offer (as defined in Note 8 of the notes to our audited consolidated financial statements in Part II) and issued approximately $181.4 million in  2025 Senior Secured Notes to eligible holders whose 2024 Senior Secured Notes (as defined below) were accepted for exchange in the Notes Exchange Offer on November 1, 2023. Following the Notes Exchange Offer, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023.

For the year ended December 31, 2023, key drivers of financial performance included:

●	Increased consolidated revenue by $61.6 million or 12% compared to the year ended 2022 primarily due to additional revenue generated from growth in the Government segment as well as an increase in customer demand in the HFS – South segment.
●	Increased revenue in the HFS – South segment by $16.3 million or 12% as compared to the year ended December 31, 2022 as a result of an increase in customer demand.
●	Generated consolidated net income of approximately $173.7 million for the year ended December 31, 2023 as compared to a net income of approximately $73.9 million for the year ended December 31, 2022. This increase in net income is primarily attributable to an increase in gross profit driven by the increase in revenue, a decrease in costs of service, a decrease in interest expense driven by significant debt reduction as well as a decrease in the estimated fair value of warrant liabilities, partially offset by an increase in loss on extinguishment of debt and an increase in income tax expense due to improved results.
●	Generated consolidated Adjusted EBITDA of $344.2 million representing an increase of $79.5 million or 30% as compared to the year ended December 31, 2022, driven primarily by the increase in revenue, and decrease in costs of services as mentioned above, partially offset by an increase in specialty rental costs.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net income (loss).  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our Government segment, including the South Texas Family Residential Center and several communities in West, Texas supporting critical United States government humanitarian aid efforts, deliver essential services and accommodations near the southern United States border where there is insufficient housing and infrastructure solutions to appropriately care for asylum-seeking families and unaccompanied minor immigrants.  Demand for these communities and services is influenced by immigration activity, where continued increases in migrant populations has increased government spending and demand for appropriate government supported solutions.

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the largest specialty rental and hospitality services network available to customers operating in the HFS – South region. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities.

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

Natural Disasters or Other Significant Disruption

An operational disruption in any of our facilities could negatively impact our financial results. The occurrence of a natural disaster, such as earthquake, tornado, severe weather including hail storms, flood, fire, or other unanticipated problems such as public health threats or outbreaks, labor difficulties, equipment failure, capacity expansion difficulties or unscheduled maintenance could cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative solutions.

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 64.9% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 35.1% of revenues were earned through leasing of lodging facilities for the year ended December 31, 2023. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Segments

As discussed in Note 20 (Business Segments) of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K, during 2023 the Company reduced the number of reportable segments from four to two as the additional two previously reportable segments (“TCPL Keystone” and “HFS – Midwest”) became quantitatively immaterial and are now combined in the “All Other” category for all periods presented.

We have identified two reportable business segments: HFS – South and Government:

HFS - South

The HFS – South segment reflects our facilities and operations in the HFS – South region from customers in the natural resources development industry and includes our 16 communities located across Texas and New Mexico.

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

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in Canada, three communities in North Dakota, and the catering and other services provided to communities and other workforce accommodation facilities for the natural resource development industries not owned by us.

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

Government Segment Growth

A significant new contract was originated in the Government segment in March of 2021 with our NP Partner, backed by a committed United States Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts. During the year ended December 31, 2022, the Company executed the Expanded Humanitarian Contract to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021. The Expanded Humanitarian Contract operated with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the Expanded Humanitarian Contract included occupancy-based variable services revenue that aligned with active community population. The minimum revenue commitments, which consisted of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provided for a minimum annual revenue contribution of approximately $390 million and was fully committed over its initial contract term. Inclusive of all potential occupancy-based variable services revenue, the Expanded Humanitarian Contract provided for a maximum initial annual total contract amount of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded Humanitarian Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. The Expanded Humanitarian Contract terminated as of November 15, 2023. During the year ended December 31, 2023, the Company executed the New PCC Contract, pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the U.S. Government, that replaced the Expanded Humanitarian Contract and became effective on November 16, 2023. The New PCC Contract includes a one year base period through November 15, 2024, an option to extend for up to four additional one year periods, and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. Under the New PCC Contract, the Company will maintain similar facility size and operational scope compared to the Expanded Humanitarian Contract. The New PCC Contract operates with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the New PCC Contract includes occupancy-based variable services revenue that will align with active community population. The minimum revenue commitments, which consist of annual recurring lease revenue, provide for a minimum annual revenue contribution of approximately $178 million. Assuming all option periods are exercised, the 5-year cumulative minimum revenue commitment of the New PCC Contract is expected to be approximately $892 million through 2028. Inclusive of the minimum revenue commitment and all potential occupancy-based variable services revenue, the New PCC Contract provides for a maximum total contract amount of approximately $1.8 billion through 2028, assuming all option periods are exercised.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the years ended December 31, 2023, 2022 and 2021($ in thousands):

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2023	2022	2021	2023 vs. 2022	2023 vs. 2022	2022 vs. 2021	2022 vs. 2021
Services income	$365,627	$333,702	$203,134	$31,925	10%	$130,568	64%
Specialty rental income	197,981	168,283	76,909	29,698	18%	91,374	119%
Construction fee income	-	-	11,294	-	0%	(11,294)	(100)%
Total revenues	563,608	501,985	291,337	61,623	12%	210,648	72%
Costs:
Services	151,574	174,200	120,192	(22,626)	(13)%	54,008	45%
Specialty rental	30,084	27,824	16,186	2,260	8%	11,638	72%
Depreciation of specialty rental assets	68,626	52,833	53,609	15,793	30%	(776)	(1)%
Gross profit	313,324	247,128	101,350	66,196	27%	145,778	144%
Selling, general and administrative	56,126	57,893	46,461	(1,767)	(3)%	11,432	25%
Other depreciation and amortization	15,351	14,832	16,910	519	3%	(2,078)	(12)%
Other expense, net	1,241	36	880	1,205	3347%	(844)	(96)%
Operating income	240,606	174,367	37,099	66,239	38%	137,268	370%
Loss on extinguishment of debt	2,279	-	-	2,279	100%	-	0%
Interest expense, net	22,639	36,323	38,704	(13,684)	(38)%	(2,381)	(6)%
Change in fair value of warrant liabilities	(9,062)	31,735	1,067	(40,797)	(129)%	30,668	2874%
Income (loss) before income tax	224,750	106,309	(2,672)	118,441	111%	108,981	(4,079)%
Income tax expense	51,050	32,370	1,904	18,680	58%	30,466	1600%
Net income (loss)	$173,700	$73,939	$(4,576)	$99,761	135%	$78,515	(1,716)%

Comparison of Years Ended December 31, 2023 and 2022

Total Revenue. Total revenue was $563.6 million for the year ended December 31, 2023 as compared to $502.0 million for the year ended December 31, 2022, and consisted of $365.6 million of services income and $198.0 million of specialty rental income. Total revenue for the year ended December 31, 2022 consisted of $333.7 million of services income and $168.3 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services including catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management services, health and recreation facilities, concierge services, and laundry service. The main drivers of the increase in services income revenue year over year was the growth in the Government segment, primarily from fixed minimum contractual revenue commitments that are unaffected by changes in occupancy, combined with a continued increase in customer activity in the HFS – South segment as well as a slight increase in the All Other segment.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income increased primarily as a result of growth in the Government segment.

Cost of services. Cost of services was $151.6 million for the year ended December 31, 2023 as compared to $174.2 million for the year ended December 31, 2022. The decrease in services costs is primarily due to a decrease in services costs in the Government segment driven by a decrease in occupancy, partially offset by an increase in service costs in the HFS – South segment driven by the increase in customer activity mentioned above, which also led to more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS –South segment. This increase in services costs was also partially driven by communities in the All Other category from an increase in customer activity.

Specialty rental costs. Specialty rental costs were approximately $30.1 million for the year ended December 31, 2023 as compared to $27.8 million for the year ended December 31, 2022. The increase in specialty rental costs is primarily due to an increase in costs related to growth in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $68.6 million for the year ended December 31, 2023 as compared to $52.8 million for the year ended December 31, 2022. The increase in depreciation expense is primarily attributable to an increase in depreciation on specialty rental assets acquired in 2022 to support growth of the Government segment related to the Expanded Humanitarian Contract.

Selling, general and administrative. Selling, general and administrative was $56.1 million for the year ended December 31, 2023 as compared to $57.9 million for the year ended December 31, 2022. The decrease in selling, general and administrative expenses of $1.8 million was primarily driven by a decrease in stock compensation expense of approximately $8 million largely from the liability-based stock appreciation right awards (“SARs”) led primarily by vesting and exercises of approximately 50% of the prior period outstanding awards that occurred during March 2023, which reduced the number of liability-based SAR awards outstanding in the current year and generated lower expense, while a portion of this decrease was driven by a reduction in the estimated value of the SARs year over year.  This was partially offset by a $4.6 million increase in transaction fees led by the Notes Exchange Offer, and a $1.3 million increase in insurance expense driven by growth of the business.

Other depreciation and amortization. Other depreciation and amortization expense was $15.4 million for the year ended December 31, 2023 as compared to $14.8 million for the year ended December 31, 2022. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases.

Other expense, net. Other expense, net was $1.2 million for the year ended December 31, 2023 as compared to less than $0.1 million for the year ended December 31, 2022. This increase in expense is primarily driven by costs incurred on the disposal of assets in the All Other segment category in the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.3 million for the year ended December 31, 2023 as compared to $0 for the year ended December 31, 2022. The increase in loss on extinguishment of debt is primarily due to the partial redemption of the 2024 Senior Secured Notes on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. Approximately $0.4 million of the change related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the First Amendment to the ABL Facility on February 1, 2023. The remainder of the change relates to the write-off of approximately $0.2 million of the remaining unamortized deferred financing costs and unamortized original issue discount associated with the redemption on November 21, 2023 of the remaining portion of the 2024 Senior Secured Notes that were not exchanged for the new 2025 Senior Secured Notes in the Notes Exchange Offer. Refer to Note 8 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding extinguishment of debt and the Notes Exchange Offer.

Interest expense, net. Interest expense, net was $22.6 million for the year ended December 31, 2023 as compared to interest expense, net of $36.3 million for the year ended December 31, 2022. The change in interest expense, net was primarily driven by a decrease in interest expense on the Senior Secured Notes driven by a lower average outstanding debt balance in current year compared to the prior year as approximately $153.1 million of the Senior Secured Notes were paid off during the year ended December 31, 2023, whereas approximately $5.5 million of the Senior Secured Notes were repaid during the year ended December 31, 2022. This change in interest expense was also partially driven by lower interest expense associated with the ABL Facility as it had no outstanding balance in the current year compared to an average outstanding balance in the prior year.  Approximately $2.6 million of this decrease was driven by interest income earned on cash equivalents funded by the increase in available cash due to growth of the business, led by the Government segment. These decreases were partially offset by approximately $1.0 million of interest that was capitalized during the year ended December 31, 2022 in connection with capital project activity driven by the expansion in the Government segment associated with the Expanded Humanitarian Contract.  Interest was not capitalized during the year ended December 31, 2023 as there were no such expansion activities during that period.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end. The change in fair value of the warrant liabilities was ($9.1) million for the year ended December 31, 2023 as compared to $31.7 million for the year ended December 31, 2022. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants decreased in the current year, generating an increase to income in the current year. There was also a lower number of average outstanding Private Warrants throughout the current year compared to the prior year as a result of the Warrant Exchange that closed on December 22, 2022 as discussed in Note 17 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K.

Income tax expense.  Income tax expense was $51.1 million for the year ended December 31, 2023 as compared to $32.4 million for the year ended December 31, 2022. The increase in income tax expense is primarily attributable to an increase in income before income tax as well as an increase in state tax expense based off of gross receipts as a result of the increase in revenues due to improvements in overall operations and growth in the business from the Government segment.

Comparison of the Years Ended December 31, 2022 and 2021

For discussion of the comparison of our operating results for the years ended December 31, 2022 and 2021, please read the “Comparison of Years Ended December 31, 2022 and 2021” section located in the Management Discussion & Analysis section in our Annual Report on From 10-K for the year ended December 31, 2022 filed on March 10, 2023 and is incorporated herein by reference.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except for Average Daily Rate amounts).

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenue:	2023	2022	2021	2023 vs. 2022	2023 vs. 2022	2022 vs. 2021	2022 vs. 2021
Government	$403,724	$360,294	$156,250	$43,430	12%	$204,044	131%
HFS - South	148,677	132,373	116,958	16,304	12%	15,415	13%
All Other	11,207	9,318	18,129	1,889	20%	(8,811)	(49)%
Total revenues	$563,608	$501,985	$291,337	$61,623	12%	$210,648	72%

Adjusted Gross Profit
Government	$332,480	$246,598	$94,801	$85,882	35%	$151,797	160%
HFS - South	51,444	54,558	52,344	(3,114)	(6)%	2,214	4%
All Other	(1,974)	(1,195)	7,814	(779)	65%	(9,009)	(115)%
Total Adjusted Gross Profit	$381,950	$299,961	$154,959	$81,989	27%	$145,002	94%

Average Daily Rate
HFS - South	$75.22	$73.39	$74.64	$1.83		$(1.25)

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

Comparison of Years Ended December 31, 2023 and 2022

Government

Revenue for the Government segment was $403.8 million for the year ended December 31, 2023 as compared to $360.3 million for the year ended December 31, 2022.

Adjusted gross profit for the Government segment was $332.5 million for the year ended December 31, 2023 as compared to $246.6 million for the year ended December 31, 2022.

Revenue and adjusted gross profit increased as a result of the contracts originated in the Government segment in May of 2022 and November of 2023 as previously mentioned.

Hospitality & Facilities Services - South

Revenue for the HFS – South segment was $148.7 million for the year ended December 31, 2023, as compared to $132.4 million for the year ended December 31, 2022.

Adjusted gross profit for the HFS – South segment was $51.4 million for the year ended December 31, 2023, as compared to $54.6 million for the year ended December 31, 2022.

The increase in revenue of approximately $16.3 million was primarily attributable to an increase in customer demand and more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS – South segment. This increase in revenue was also driven by an increase in average daily rate.

The decrease in adjusted gross profit of approximately $3.2 million was primarily attributable to asset mobilization and integration costs associated with the new community acquired in January 2023, and partially driven by an increase in occupancy and customer activity as mentioned above, which drove more variable cost. This decrease was partially offset by an increase in average daily rate.

Comparison of the Years Ended December 31, 2022 and 2021

For discussion of the comparison of our operating results for the years ended December 31, 2022 and 2021, please read the “Comparison of Years Ended December 31, 2022 and 2021” section located in the Management Discussion & Analysis section in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023 and is incorporated herein by reference.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. As of December 31, 2023, the ABL Facility had unused available borrowing capacity of $175 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth, acquisition, and diversification strategy discussed in Item 1, “Business” of this Annual Report on Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

If our cash flows and capital resources are insufficient, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, and seek additional capital. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects.

We continue to review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Common Stock or other equity securities as acquisition consideration or as part of an overall financing plan. We will continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities.  There can be no assurance as to the timing of any such issuance or repurchase.  From time to time, we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration. For additional discussion of risks related to our liquidity and capital resources, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Capital Requirements

During the year ended December 31, 2023, we incurred approximately $65.6 million in capital expenditures, which decreased by approximately $75.3 million compared to the year ended December 31, 2022 as the prior period included growth projects to increase community capacity, mainly in the Government segment, which was largely completed in the prior year. Our total annual 2023 capital spending, excluding acquired intangibles, was largely driven by growth capital expenditures in the HFS-South segment, with approximately $30.4 million driven by capital expenditures in the Government segment. In 2021, capital expenditures incurred increased from 2020. This increase was primarily driven by growth in the Government segment and maintenance capital expenditures that were delayed in 2020 to conserve cash. Although growth capital expenditures are largely discretionary, our long-lived specialty rental assets require a certain level of maintenance capital expenditures, which have ranged from approximately 0.4% to 4.0% of annual revenue between 2019 and 2023, with an average cost of approximately 2% of annual revenue. Maintenance capital expenditures for specialty rental assets amounted to approximately $14.2 million, $12.3 million, and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.  As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our audited consolidated statements of cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2023	2022	2021

Net cash provided by operating activities	$156,801	$305,612	$104,599
Net cash used in investing activities	(68,180)	(140,228)	(35,915)
Net cash used in financing activities	(166,369)	(7,098)	(52,271)
Effect of exchange rate changes on cash and cash equivalents	4	(19)	14
Net increase (decrease) in cash and cash equivalents	$(77,744)	$158,267	$16,427

Comparison of Years Ended December 31, 2023 and 2022

Cash flows provided by operating activities. Net cash provided by operating activities was $156.8 million for the year ended December 31, 2023 compared to $305.6 million for the year ended December 31, 2022. This decrease in net cash provided by operating activities relates primarily to a decrease in cash collection from customers of approximately $156.5 million led by the prior period including a significant $194 million upfront payment for expansion efforts related to the Expanded Humanitarian Contract, which did not recur in the current period, and an increase in cash paid for income taxes of approximately $1.1 million. These net operating cash flow decreases were partially offset by a decrease in interest payments of approximately $3.4 million driven by lower debt, an increase in interest received of approximately $2.5 million, and a net decrease in cash payments for operating expenses and payroll of approximately $3.2 million driven by a decrease in operating expenses from the Government segment as a result of lower occupancy, which drove lower variable operating expenses, partially offset by growth and recovery of the business as well as the cash payments for vested SAR awards made during the year ended December 31, 2023.

Cash flows used in investing activities. Net cash used in investing activities was $68.2 million for the year ended December 31, 2023 compared to $140.2 million for the year ended December 31, 2022. This decrease in net cash used in investing activities was primarily related to a decrease in growth capital expenditures in the Government segment compared to the prior period. The prior period included expansion related activities associated with the Expanded Humanitarian Contract that became effective on May 16, 2022 and drove a significant amount of capital expenditure spend, which was largely incurred and paid by the end of the third quarter in 2022 as the Company received the upfront payment for the construction in August 2022. This decrease in net cash used in investing activities was partially offset by an increase in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand. To a lesser extent, the net decrease in net cash used in investing activities was partially offset by a $5.0 million acquisition of community assets in April 2023 and $1.3 million worth of land acquisitions during 2023, supporting Government segment growth.

Cash flows used in financing activities. Net cash used in financing activities was $166.4 million for the year ended December 31, 2023 compared to $7.1 million for the year ended December 31, 2022. The increase in net cash used in financing activities was driven primarily by approximately $153.1 million of combined repayments related to the 2024 Senior Secured Notes on March 15, 2023 and November 21, 2023, whereas the prior period only included an elective $5.5 million repayment of the 2024 Senior Secured Notes. The current period had payment of deferred financing costs of approximately $5.2 million associated with the First Amendment and Third Amendment to the ABL Facility on February 1, 2023 and October 12, 2023, respectively, and the issuance of the 2025 Senior Secured Notes on November 1, 2023 in connection with the Notes Exchange Offer, whereas the prior period had no such payments. The increase in net cash used in financing activities was also driven by an increase in taxes paid related to net share settlement of equity awards of approximately $6.7 million, an increase in payment of accrued issuance costs from the warrant exchange that closed on December 22, 2022 of approximately $0.7 million, and increased principal payments on vehicle finance leases of approximately $0.4 million.  These increases in net cash used in financing activities were partially offset by higher cash proceeds in the current period from the issuance of Common Stock from the exercise of warrants and options of approximately $1.3 million.

Comparison of the Years Ended December 31, 2022 and 2021

For discussion of the comparison of our operating results for the years ended December 31, 2022 and 2021, please read the “Comparison of Years Ended December 31, 2022 and 2021” section located in the Management Discussion & Analysis section in the our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023 and is incorporated herein by reference.

Indebtedness

The Company’s finance lease and other financing obligations as of December 31, 2023 consisted of $2.4 million of finance leases. The finance leases pertain to leases entered into during 2019 through 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026. Refer to Notes 1, 8, and 13 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2022, consisted of approximately $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, as amended on February 1, 2023, August 10, 2023, and October 12, 2023, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $175 million (the “ABL Facility”) with a termination date of February 1, 2028, which termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof.  During the year ended December 31, 2021, the Company repaid a net amount of $48 million of borrowings under the ABL Facility from excess cash available, which reduced the outstanding balance to $0 as of December 31, 2021. During the year ended December 31, 2022, $70 million was drawn and $70 million was repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2022. During the year ended December 31, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of

December 31, 2023. Refer to Note 8 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on the ABL Facility.

Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes”) under an indenture dated March 15, 2019 (the “2024 Notes Indenture”). The 2024 Notes Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “2024 Senior Secured Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semi-annually on September 15 and March 15 and began September 15, 2019.  During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes, reducing the principal balance outstanding to $334.5 million from an original principal balance of $340 million. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. The redemption was accounted for as a partial extinguishment of debt. In connection with the Notes Exchange Offer, on November 1, 2023 (the “Notes Exchange Offer Settlement Date”), approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of the 2025 Senior Secured Notes pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). Interest is payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2024. Following this issuance and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0 as of December 31, 2023. Refer to Note 8 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional discussion of the 2024 Senior Secured Notes, the Notes Exchange Offer, and the 2025 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance capital expenditures for specialty rental assets, (iii) payments due under finance and operating leases, and (iv) debt service interest payments. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of December 31, 2023 ($ in thousands):

	Total	2024	2025	2026	2027
Interest Payments(1)	$31,696	$17,067	$14,629	$—	$—
2025 Senior Secured Notes	181,446	—	181,446	—	—
Operating lease obligations, including imputed interest(2)	21,838	12,518	5,429	3,283	608
Total	$234,980	$29,585	$201,504	$3,283	$608
(1)	We will incur and pay interest expense at 10.75% of the face value of $181.4 million annually, or $19.5 million in connection with our 2025 Senior Secured Notes due June 15, 2025. Over the remaining term of the 2025 Senior Secured Notes, interest payments total approximately $31.7 million, which includes any accrued interest due at the maturity date.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease as noted in Note 13 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). A summary of our significant accounting policies is provided in Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K. The following section is a summary of certain aspects of those accounting policies involving estimates or assumptions that (1) involve a significant level of estimation uncertainty and (2) have had or are reasonably likely to have a material impact on our financial condition or results of operations. It is possible that the use of different reasonable estimates or assumptions could result in materially different amounts being reported in our consolidated final statements. While reviewing this section, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K, including terms defined herein.

Revenue Recognition

For contracts that contain both a lease component and a services or non-lease component, the Company adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under ASC 606. With respect to ASC 842, when estimating a customer’s lease term, the Company uses judgment in contemplating the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives to the customer in the lease. Factors the Company considers in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of customer leasehold improvements or other assets whose value would be impaired by the customer vacating or discontinuing use of the leased property. With respect to ASC 606, when estimating the contract term where an extension option is present, the Company uses judgment in determining whether the extension option contains a material right under ASC 606. An over-estimate of the term of the lease by management could result in the write-off of any recorded assets associated with rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to the lease. Additionally, an over or under-estimate of the contract term could result in revenue not being recognized in the proper period as well as revenue being under recognized, including for any significant advance payments for future services. The Company had no significant contracts with lease terms or contract terms determined to have been over or under-estimated during the reporting periods included herein.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense, net: Other expense, net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, COVID-19 related expenses, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred certain transaction costs during 2021, 2022 and 2023, including legal and professional fees, associated with the Proposal (previously defined in the Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023 and is incorporated herein by reference) and Warrant restatement in 2021, legal, advisory and underwriter fees, associated with debt related transaction activity and other business development project related transaction activity in 2023 as well as other immaterial items in 2022.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
($ in thousands)	December 31,
	2023	2022	2021
Gross Profit	$313,324	$247,128	$101,350
Depreciation of specialty rental assets	68,626	52,833	53,609
Adjusted gross profit	$381,950	$299,961	$154,959

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Years Ended
($ in thousands)	December 31,
	2023	2022	2021
Net income (loss)	$173,700	$73,939	$(4,576)
Income tax expense	51,050	32,370	1,904
Interest expense, net	22,639	36,323	38,704
Loss on extinguishment of debt	2,279	-	-
Other depreciation and amortization	15,351	14,832	16,910
Depreciation of specialty rental assets	68,626	52,833	53,609
EBITDA	333,645	210,297	106,551

Adjustments
Other expense, net	1,241	36	878
Transaction expenses	4,875	283	1,198
Stock-based compensation	11,174	19,121	5,082
Change in fair value of warrant liabilities	(9,062)	31,735	1,067
Other adjustments	2,344	3,242	4,400
Adjusted EBITDA	$344,217	$264,714	$119,176

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2023	2022	2021
Net cash provided by operating activities	$156,801	$305,612	$104,599
Less: Maintenance capital expenditures for specialty rental assets	(14,218)	(12,314)	(11,659)
Discretionary cash flows	$142,583	$293,298	$92,940

Purchase of specialty rental assets	(60,808)	(120,287)	(35,488)
Purchase of property, plant and equipment	(3,066)	(20,556)	(427)
Acquired intangible assets	(4,547)	-	-
Proceeds from sale of specialty rental assets and other property, plant and equipment	241	615	-
Net cash used in investing activities	$(68,180)	$(140,228)	$(35,915)

Principal payments on finance and finance lease obligations	(1,404)	(1,008)	(4,172)
Principal payments on borrowings from ABL	-	(70,000)	(76,000)
Proceeds from borrowings on ABL	-	70,000	28,000
Repayment of Senior Notes	(153,054)	(5,500)	-
Payment of issuance costs from warrant exchange	(1,504)	(774)	-
Proceeds from issuance of Common Stock from exercise of warrants	209	80	-
Proceeds from issuance of Common Stock from exercise of stock options	1,396	225	-
Payment of deferred financing costs	(5,194)	-	-
Taxes paid related to net share settlement of equity awards	(6,818)	(121)	(99)
Net cash used in financing activities	$(166,369)	$(7,098)	$(52,271)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2023, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Hospitality Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Determination of Expected Lease End Date for the Expanded Humanitarian Contract
Description of the Matter

As described in Note 2 to the consolidated financial statements, revenue recognized for the year ended December 31, 2023, included approximately $118.2 million of revenue from the amortization of the advanced payment associated with the Expanded Humanitarian Contract with the NP Partner. The advanced payment was amortized over the estimated term of the contract ending November 2023. The term ending November 2023 included an extension option that the Company concluded to be reasonably certain of exercise. Approximately $62.5 million of the $118.2 million of revenue was recognized as services income under Topic 606, while approximately $55.7 million of the $118.2 million of revenue was recognized as specialty rental income under ASC 842. In May 2023, the NP Partner Expanded Humanitarian Contract was modified to include an additional extension option, through May 2024. The Company concluded the additional lease extension was not reasonably certain of exercise and continued to recognize the advance payment as revenue over the term ending November 2023.

Auditing management’s determination of the expected lease end date was complex due to the judgmental nature of assumptions used by management in assessing whether the NP Partner was reasonably certain to exercise the May 2023 extension option, including judgment in contemplating the significance of any penalties the NP Partner may have incurred should it have chosen not to exercise the extension option. Auditing this assessment required a higher degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to the determination of the expected lease end date.

How We Addressed the Matter in Our Audit

To test management’s determination of the expected lease end date we performed audit procedures that included, among others, evaluating the reasonableness of significant judgments utilized by management in determining whether the NP Partner was reasonably certain to exercise the May 2023 extension option. For example, we evaluated whether the unamortized portion of the advanced payment represented a penalty to the NP Partner should it have chosen not to exercise the May 2023 extension option, and whether that penalty affected the conclusion regarding whether the NP Partner was reasonably certain to exercise the extension option.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 13, 2024

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$103,929	$181,673
Accounts receivable, less allowance for credit losses of $550 and $4, respectively	67,092	42,153
Prepaid expenses and other assets	9,479	12,553
Total current assets	180,500	236,379

Specialty rental assets, net	349,064	357,129
Other property, plant and equipment, net	34,631	31,898
Operating lease right-of-use assets, net	19,698	27,298
Goodwill	41,038	41,038
Other intangible assets, net	66,282	75,182
Deferred financing costs revolver, net	2,479	896
Other non-current assets	661	1,907
Total assets	$694,353	$771,727

Liabilities
Current liabilities:
Accounts payable	$20,926	$17,563
Accrued liabilities	33,652	39,642
Deferred revenue and customer deposits	1,794	120,040
Current portion of operating lease obligations	11,914	12,516
Current portion of finance lease and other financing obligations (Note 8)	1,369	1,135
Current warrant liabilities	675	—
Total current liabilities	70,330	190,896

Other liabilities:
Long-term debt (Note 8):
Principal amount	181,446	334,500
Less: unamortized original issue discount	(2,619)	(971)
Less: unamortized term loan deferred financing costs	(734)	(4,681)
Long-term debt, net	178,093	328,848
Long-term finance lease and other financing obligations	1,024	1,088
Long-term operating lease obligations	8,426	11,104
Other non-current liabilities	—	6,309
Deferred revenue and customer deposits	3,675	5,479
Deferred tax liability	53,074	15,172
Asset retirement obligations	2,424	2,247
Warrant liabilities	—	9,737
Total liabilities	317,046	570,880

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 111,091,266 issued and 101,660,601 outstanding as of December 31, 2023 and 109,747,366 issued and 100,316,701 outstanding as of December 31, 2022.	10	10
Common Stock in treasury at cost, 9,430,665 shares as of December 31, 2023 and as of December 31, 2022.	(23,559)	(23,559)
Additional paid-in-capital	142,379	139,287
Accumulated other comprehensive loss	(2,638)	(2,574)
Accumulated earnings	261,115	87,683
Total stockholders' equity	377,307	200,847
Total liabilities and stockholders' equity	$694,353	$771,727

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2023	2022	2021
Revenue:
Services income	$365,627	$333,702	$203,134
Specialty rental income	197,981	168,283	76,909
Construction fee income	-	-	11,294
Total revenue	563,608	501,985	291,337
Costs:
Services	151,574	174,200	120,192
Specialty rental	30,084	27,824	16,186
Depreciation of specialty rental assets	68,626	52,833	53,609
Gross profit	313,324	247,128	101,350
Selling, general and administrative	56,126	57,893	46,461
Other depreciation and amortization	15,351	14,832	16,910
Other expense, net	1,241	36	880
Operating income	240,606	174,367	37,099
Loss on extinguishment of debt	2,279	-	-
Interest expense, net	22,639	36,323	38,704
Change in fair value of warrant liabilities	(9,062)	31,735	1,067
Income (loss) before income tax	224,750	106,309	(2,672)
Income tax expense	51,050	32,370	1,904
Net income (loss)	173,700	73,939	(4,576)
Change in fair value of warrant liabilities	(9,062)	-	-
Net income (loss) attributable to common stockholders - diluted	164,638	73,939	(4,576)

Other comprehensive income (loss)
Foreign currency translation	(64)	(112)	(28)
Comprehensive income (loss)	173,636	73,827	(4,604)

Weighted average number shares outstanding - basic	101,350,910	97,213,166	96,611,022
Weighted average number shares outstanding - diluted	105,319,405	100,057,748	96,611,022

Net income (loss) per share - basic	$1.71	$0.76	$(0.05)
Net income (loss) per share - diluted	$1.56	$0.74	$(0.05)

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023, 2022 and 2021

($ in thousands)

					Additional	Accumulated		Total
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity
Balances at December 31, 2020	101,170,915	$10	4,414,767	$(23,559)	$106,551	$(2,434)	$18,320	$98,888

Net loss	—	—	—	—	—	—	(4,576)	(4,576)
Stock-based compensation, net	781,768	—	—	—	3,086	—	—	3,086
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(99)	—	—	(99)
Cumulative translation adjustment	—	—	—	—	—	(28)	—	(28)
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271

Net income	—	—	—	—	—	—	73,939	73,939
Stock-based compensation, net	320,607	—	—	—	8,245	—	—	8,245
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(121)	—	—	(121)
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(112)	—	(112)
Common Stock issued in warrant exchange	2,996,201	—	—	—	21,320	—	—	21,320
Issuance of Common Stock from exercise of warrants	7,101	—	—	—	80	—	—	80
Issuance of Common Stock from exercise of stock options	56,007	—	—	—	225	—	—	225
Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847

Adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(268)	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579

Net income	—	—	—	—	—	—	173,700	173,700
Stock-based compensation, net	870,917	—	—	—	8,305	—	—	8,305
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,818)	—	—	(6,818)
Cumulative translation adjustment	—	—	—	—	—	(64)	—	(64)
Issuance of Common Stock from exercise of warrants	17,369	—	—	—	209	—	—	209
Issuance of Common Stock from exercise of stock options	455,614	—	—	—	1,396	—	—	1,396
Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$173,700	$73,939	$(4,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	70,530	54,363	55,883
Amortization of intangible assets	13,447	13,302	14,636
Noncash operating lease expense	17,797	10,782	—
Accretion of asset retirement obligation	177	168	(204)
Amortization of deferred financing costs	2,881	4,689	4,338
Amortization of original issue discount	750	711	638
Change in fair value of warrant liabilities	(9,062)	31,735	1,067
Stock-based compensation expense	11,174	19,242	5,084
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	137	(101)	383
Loss on extinguishment of debt	2,279	—	—
Deferred income taxes	37,902	29,882	469
Provision for credit losses on receivables, net of recoveries	544	407	1,630
Changes in operating assets and liabilities
Accounts receivable	(25,800)	(13,692)	(2,228)
Related party receivable	—	—	1,224
Prepaid expenses and other assets	3,083	(10,120)	(1,156)
Accounts payable and other accrued liabilities	(10,394)	6,371	9,926
Deferred revenue and customer deposits	(120,050)	91,108	16,040
Operating lease obligation	(13,477)	(8,617)	—
Other non-current assets and liabilities	1,183	1,443	1,445
Net cash provided by operating activities	156,801	305,612	104,599
Cash flows from investing activities:
Purchase of specialty rental assets	(60,808)	(120,287)	(35,488)
Purchase of property, plant and equipment	(3,066)	(20,556)	(427)
Acquired intangible assets	(4,547)	—	—
Proceeds from the sale of specialty rental assets and other property, plant and equipment	241	615	—
Net cash used in investing activities	(68,180)	(140,228)	(35,915)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,404)	(1,008)	(4,172)
Principal payments on borrowings from ABL	—	(70,000)	(76,000)
Proceeds from borrowings on ABL	—	70,000	28,000
Repayment of Senior Notes	(153,054)	(5,500)	—
Payment of issuance costs from warrant exchange	(1,504)	(774)	—
Proceeds from issuance of Common Stock from exercise of warrants	209	80	—
Proceeds from issuance of Common Stock from exercise of options	1,396	225	—
Payment of deferred financing costs	(5,194)	—	—
Taxes paid related to net share settlement of equity awards	(6,818)	(121)	(99)
Net cash used in financing activities	(166,369)	(7,098)	(52,271)

Effect of exchange rate changes on cash and cash equivalents	4	(19)	14

Net increase (decrease) in cash and cash equivalents	(77,744)	158,267	16,427
Cash and cash equivalents - beginning of year	181,673	23,406	6,979
Cash and cash equivalents - end of year	$103,929	$181,673	$23,406

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$29,273	$32,653	$33,766
Income taxes paid, net of refunds received	$5,973	$4,865	$765
Decrease in accrued capital expenditures	$—	$1,864	$862
Decrease in accrual of issuance costs from warrant exchange	$1,504	$—	$—
Operating lease liabilities arising from obtaining operating lease assets	$(10,197)	$(32,501)	$—

Non-cash investing and financing activity:
Non-cash capital contribution - warrant liabilities from warrant exchange	$—	$23,598	$—
Non-cash change in accrued issuance costs from warrant exchange	$—	$(1,504)	$—
Non-cash change in accrued capital expenditures	$(129)	$—	$—
Non-cash change in finance lease obligations	$(1,632)	$(1,881)	$(1,780)

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Notes to Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, overall workforce community management, and laundry service. Target Hospitality serves clients in natural resources development and government sectors principally located in the West Texas, South Texas, New Mexico, and Midwest regions.

The Company, whose securities are listed on the Nasdaq Capital Market, together with its wholly owned subsidiaries, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), and Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”), serve as the holding companies for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target” or “TLM”) and RL Signor Holdings, LLC (“Signor”). TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 64% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors who purchased the shares of Platinum Eagle in a private placement transaction, and other public shareholders.

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

Receivables and Allowances for Credit Losses

Receivables primarily consist of amounts due from customers from the delivery of specialty rental services. The trade accounts receivable is recorded net of an allowance for credit losses. The allowance for credit losses is based upon the amount of losses expected to be incurred in the collection of these accounts pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASU 2016-13, Topic 326, or ASC 326), which the Company adopted effective January 1, 2023 as further discussed in the “Recently Adopted Accounting Standards” section of this Note. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, including specific accounts, related aging, and on historical collection experience. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. Our estimate could require a change based on changing circumstances, including changes in the economy or in the circumstances of individual customers. In addition, specific accounts are written off against the allowance when management determines the account is uncollectible. Activity in the allowance for credit losses was as follows:

	Years Ended December 31,
	2023	2022	2021
Balances at Beginning of Year	$4	$43	$2,977
Adoption of ASC 326	268	-	-
Provision for credit losses	599	1,052	1,877
Recoveries	(55)	(645)	(247)
Write-offs	(266)	(446)	(4,564)
Balances at End of Year	$550	$4	$43

Provision for credit losses, net of recoveries for the period are included within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Prepaid Expenses and Other Assets

Prepaid expenses of approximately $5.5 million and $8.6 million at December 31, 2023 and 2022, respectively, primarily consist of insurance, taxes, rent, deposits and permits.  Prepaid insurance, rent, and permits are amortized over the related term of the respective agreements. Prepaid taxes are recognized as expense over the related future tax period. Other assets of approximately $4 million and $3.9 million at December 31, 2023 and 2022, respectively, primarily consist of $1.9 million and $1.9 million of deposits as of December 31, 2023 and 2022, respectively, and $2.1 million and $2.0 million of hospitality inventory as of December 31, 2023 and 2022, respectively.  Inventory, primarily consisting of food and beverages, is accounted for by the first-in, first-out method and is stated at the lower of cost and net realizable value.

Concentrations of Credit Risk

In the normal course of business, the Company grants credit to its customers based on credit evaluations of their financial condition and generally requires no collateral or other security. Major customers are defined as those individually comprising more than 10.0% of the Company’s revenues or accounts receivable. For the year ended December 31, 2023, the Company had one customer who accounted for 62% of revenues. The largest customer accounted for 45% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2023.

For the year ended December 31, 2022, the Company had two customers representing 60.6% and 11.1% of total revenues, respectively. The largest customers accounted for 12% and 11% of accounts receivable, respectively, at December 31, 2022.

For the year ended December 31, 2021, the Company had two customers representing 34.7%  and 18.9% of total revenues, respectively.

Major suppliers are defined as those individually comprising more than 10.0% of the annual goods purchased. For the years ended December 31, 2023, 2022 and 2021, the Company had one major supplier representing 16.8%, 13.4%, and 15.3% of goods purchased, respectively.

We provide services almost entirely to customers in the government and natural resource development sectors and as such, are almost entirely dependent upon the continued activity of such customers.

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

Depreciation is computed using the straight-line method over estimated useful lives and considering the residual value of those assets. The estimated useful life of modular units is 15 years. The estimated useful life of site work (above ground and below ground infrastructure) is 5 years. The estimated useful life of furniture and fixtures is 7 years. Assets leased under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Depreciation methods, useful lives and residual values are adjusted prospectively, if a revision is determined to be appropriate.

Other Property, Plant, and Equipment

Other property, plant, and equipment is stated at cost, net of accumulated depreciation and impairment losses. Assets leased under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Land is not depreciated. Maintenance and repair costs are expensed as incurred.

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

Assets Held for Sale

Management considers an asset to be held for sale when management approves and commits to a formal plan to actively market the asset for sale and it is probable that the sale will be completed within twelve months.  A sale may be considered probable when a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as held for sale, management records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and management stops recording depreciation expense. As of December 31, 2023, no assets were considered held for sale.

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

Deferred Financing Costs Revolver, net

Deferred financing costs revolver are associated with the issuance of the ABL Facility discussed in Note 8. Such costs are amortized over the contractual term of the line-of-credit through initial maturity using the straight-line method. Amortization expense of deferred financing costs revolver is included in interest expense, net in the consolidated statement of comprehensive income (loss).

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuances of the 2024 Senior Secured Notes and the 2025 Senior Secured Notes discussed in Note 8. The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the 2024 Senior Secured Notes and the 2025 Senior Secured Notes on the consolidated balance sheets. Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original discounts are associated with the issuances of the 2024 Senior Secured Notes and the 2025 Senior Secured Notes discussed in Note 8 and are recorded as direct deductions to the principal amount of the 2024 Senior Secured Notes and the 2025 Senior Secured Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

Finance and Operating Leases

The Company determines if a contract is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than 12 months, the Company records a right-of-use (“ROU”) asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease. The Company has elected the lessee practical expedient to make an accounting policy election by class of underlying asset to not separate non-lease components from lease components and instead to account for each separate lease component and non-lease components associated with that lease component as a single lease component. As a lessee in a lease contract, the Company recognizes a ROU asset and a lease liability on the consolidated balance sheet. The Company is a lessee in a variety of lease contracts, such as land, building, real estate, modular units, equipment and vehicle leases.

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

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on information available at the commencement date in determining the present value of lease payments over the lease term. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined its IBR for each lease by using the IBR in effect as of the start of the quarter of the lease commencement date. In order to estimate the Company’s IBR, the Company first looks to its own unsecured debt offerings, and adjusts the rate for both length of term and secured borrowing using available market data as well as consultations with leading national financial institutions that are active in the issuance of both secured and unsecured notes.

Operating ROU assets are recognized at the lease commencement date, and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgment to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. Certain lease contracts may include an option to purchase the leased property, which is at the Company's sole discretion. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants. The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating or finance lease ROU assets were impaired during 2022 or 2023.

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

Lessor Perspective: For lease agreements in which the Company is the lessor, the Company analyzed the lease and non-lease components of its lease agreements and determined that the timing and pattern of transfer for both components are the same. In addition, the leases will continue to qualify as operating leases and the Company will account for and present the lease component under ASC 842 and the non-lease component under ASC 606. Refer to Note 2 for the breakout of revenue under each standard.

Refer to Notes 13 and 14 for additional lease disclosures.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expected timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income (loss). The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.4 million and $2.2 million as of December 31, 2023 and 2022, respectively, which represents the present value of the estimated future cost of these AROs of approximately $2.7 million.  Accretion expense of approximately $0.2 million, $0.2 million, and ($0.2) million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Revenue Recognition

The Company derives revenue from specialty rental and hospitality services, specifically lodging and related ancillary services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with the customers. Certain arrangements contain a lease of lodging facilities to customers. The leases are accounted for as operating leases under the authoritative guidance for leases (“ASC 842”) and are recognized as income is earned over the term of the lease agreement.

Upon lease commencement, the Company evaluates leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, the Company classifies the lease as an operating lease. As previously mentioned, the arrangements that contain a lease of the Company’s lodging facilities are accounted for as operating leases, whereby the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as it is earned over the term of the lease agreement. For contracts that contain both a lease component and a services or non-lease component, the Company has adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). Refer to Note 2 for the breakout of revenue under each standard. The Company recognizes minimum rents on operating leases over the term of the customer operating lease. A lease term commences when: (1) the customer has control of the leased space (legal right to use the property); and (2) the Company has delivered the premises to the customer as required under the terms of the lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a customer option to extend the lease if the customer is reasonably certain to exercise that option; (2) a customer option to terminate the lease if the customer is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, judgment is required in contemplating the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the customer in the lease. Furthermore, when assessing the expected end date of a contract under ASC 606 with an extension option, judgment is required to determine whether the option contains a material right.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASU 2016 13, Topic 326, or ASC 326). This new standard changes how companies account for credit impairment for trade and other receivables as well as changing the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the prior "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur.  ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. In 2019, the FASB voted to delay the effective date for the new standard for financial statements issued to reporting periods beginning after December 15, 2022 and interim periods within those reporting periods. The Company adopted ASC 326, along with its related clarifications and amendments, on the effective date of January 1, 2023, using the modified retrospective approach for trade accounts receivable, which resulted in a cumulative-effect adjustment resulting in a decrease to accumulated earnings of approximately $0.3 million. Results for reporting periods prior to 2023 continue to be presented in accordance with previously applicable GAAP, while results for subsequent reporting periods are presented under ASC 326.

The following table presents the impact of the adoption of ASC 326 on the consolidated balance sheet as of January 1, 2023:

	Balance		Balance
	Pre-Adoption	Adjustments	Post-Adoption
Accounts receivable, less allowance for credit losses	$42,153	$(268)	$41,885
Accumulated earnings	$87,683	$(268)	$87,415

Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements are not expected to have an impact on our financial statements, but will result in expanded reportable segment disclosures. The Company does not intend to early adopt ASU 2023-07.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our financial statements, but will impact our income tax disclosures. The Company does not intend to early adopt ASU 2023-09.

2. Revenue

Total revenue under contracts recognized under ASC 606 was approximately $365.6 million for the year ended December 31, 2023, while $198 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2023. Total revenue under contracts recognized under ASC 606 was $333.7 million for the year ended December 31, 2022, while $168.3 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2022. Total revenue under contracts recognized under ASC 606 was $214.4 million for the year ended December 31, 2021, while $76.9 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2021.

The following table disaggregates our services and construction fee income revenues by our two reportable segments as well as the All Other category: HFS – South, Government, and All Other for the years indicated below:

	For the Years Ended December 31,
	2023	2022	2021
HFS – South
Services income	$142,666	$126,135	$108,183
Total HFS – South revenues	142,666	126,135	108,183

Government
Services income	$211,753	$198,249	$88,115
Total Government revenues	211,753	198,249	88,115

All Other
Services income	$11,208	$9,318	$6,835
Construction fee income	-	-	11,294
Total All Other revenues	11,208	9,318	18,129

Total services and construction fee income revenues	$365,627	$333,702	$214,427

Refer to Note 20 – Business Segments, for a discussion of the change in our reportable segments, which was applied to all comparison periods, including for the above table.

On July 23, 2021, the Company executed a Termination and Settlement Agreement with TC Energy (the “Termination and Settlement Agreement”), which effectively terminated the Company’s contract with TC Energy that was originated in 2013. The Termination and Settlement Agreement also released the Company from any outstanding work performance obligations under the 2013 contract (including all change orders, limited notices to proceed, and amendments). Additionally, the Termination and Settlement Agreement resulted in an agreed upon termination fee of approximately $5.0 million that was collected in cash on July 27, 2021. This Termination and Settlement Agreement also resulted in the recognition of approximately $4.9 million of deferred revenue as of the effective date of the Termination and Settlement Agreement.  All such revenue is recognized in construction fee income within the All Other category included in the above table as well as in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2021. No further revenue will be generated from the 2013 contract and as of December 31, 2023, there are no unrecognized deferred revenue amounts or costs for incomplete projects related to this contract following such termination.

During the year ended December 31, 2022, the Company executed a contract with our NP Partner related to the Government segment that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement (“Expanded Humanitarian Contract”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and resulted in an advanced payment for the community build-out, and mobilization of asset activities related to the community expansion.  The advanced payment was determined to be related to future services to be amortized to revenue over the estimated term of the Expanded Humanitarian Contract. The term of the Expanded Humanitarian Contract included an initial term of one-year through May of 2023, with an option to extend the term to November of 2023.  The Expanded Humanitarian Contract contained both a lease component under ASC 842 and a services or non-lease component under ASC 606.  At the commencement of the Expanded Humanitarian Contract, the Company concluded that the term of the Expanded Humanitarian Contract extended to November of 2023, as the option to extend the term to November of 2023 was reasonably certain to be exercised under ASC 842 and contained a material right under ASC 606. As such, the amortization period of the advanced payment was determined to extend to November of 2023. On May 15, 2023, the Company and the NP Partner executed a six-month extension of the Expanded Humanitarian Contract, which extended the period of performance through November 15, 2023, with an option to extend the contract an additional six months through May of 2024. As such, the Company evaluated the option to extend the contract through May of 2024 and concluded that the option was not reasonably certain to be exercised under ASC 842 and that the extension option did not contain a material right under ASC 606. Therefore, the Company concluded that the amortization period related to the advanced payment associated with the Expanded Humanitarian Contract that became effective on May 16, 2022, would not extend beyond November 15, 2023. During the year ended December 31, 2023, the Company recognized approximately $118.2 million of revenue from the amortization of the advanced payment associated with the Expanded Humanitarian Contract, which was fully amortized through November 15, 2023, consistent with the termination date of the Expanded Humanitarian Contract.  Approximately $62.5 million of the $118.2 million of revenue amortization was recognized as services income under Topic 606, while approximately $55.7 million of the $118.2 million of revenue amortization was recognized as specialty rental income subject to the guidance of ASC 842.  The option to extend the Expanded Humanitarian Contract through May of 2024 was not exercised and the Expanded Humanitarian Contract terminated on November 15, 2023.  The NP Partner then executed the New PCC Contract that became effective on November 16, 2023, and includes a term with a one-year base period through November 15, 2024, with an option to extend for up to four additional one-year periods and an option to extend for up to six months upon the conclusion of the base period or any of the option periods.  The New PCC Contract did not result in any advanced payments that required an assessment of the amortization period.  The New PCC Contract operates with similar structure to the Company’s existing and prior government services contracts, which are centered around minimum revenue commitments. Additionally, this New PCC Contract includes occupancy-based variable services revenue that may fluctuate with active community population fluctuations.

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

	For the Years Ended December 31,
	2023	2022	2021
Balances at Beginning of Year	$125,519	$34,411	$18,371
Additions to deferred revenue	-	172,760	127,391
Revenue recognized	(120,050)	(81,652)	(111,351)
Balances at End of Year	$5,469	$125,519	$34,411

As of December 31, 2023, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2024	2025	2026	Total
Revenue expected to be recognized as of December 31, 2023	$117,303	$20,207	$14,328	$151,838

The Company applied some of the practical expedients in ASC 606, including the “right to invoice” practical expedient, and does not disclose consideration for remaining performance obligations for contracts without minimum revenue commitments or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Due to the application of these practical expedients as well as excluding rental income revenue subject to the guidance included in ASC 842, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	December 31,	December 31,
	2023	2022
Specialty rental assets	$751,181	$698,095
Construction-in-process	3,665	4,653
Less: accumulated depreciation	(405,782)	(345,619)
Specialty rental assets, net	$349,064	$357,129

There were no specialty rental assets under finance lease as of as of December 31, 2023 and 2022, respectively. Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the year ended December 31, 2023, the Company disposed of assets with accumulated depreciation of approximately $8.7 million along with the related gross cost of approximately $9.1 million.  These disposals were primarily associated with fully depreciated asset retirement costs as well as a sale of assets.  These asset disposals resulted in disposal costs of approximately $1.2 million and a net loss on the sales and disposal of assets of approximately $0.2 million (net of sale proceeds of approximately $0.2 million) and is reported within other expense, net in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2023.

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

In January of 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $13.2 million is included within this asset group, to support growth of the HFS – South segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

In April of 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $4.6 million is included within this asset group, to support growth of the Government segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	December 31,	December 31,
	2023	2022
Land	$31,111	$28,483
Buildings and leasehold improvements	901	769
Machinery and office equipment	1,820	1,581
Other	8,589	7,341
	42,421	38,174
Less: accumulated depreciation	(7,790)	(6,276)
Total other property, plant and equipment, net	$34,631	$31,898

Depreciation expense related to other property, plant and equipment was approximately $1.9 million, $1.5 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

Included in other property, plant and equipment, net are certain assets under finance lease. The gross cost of the assets under finance lease was approximately $6.3 million and $5.0 million as of December 31, 2023 and 2022, respectively. The accumulated depreciation related to finance lease assets totaled approximately $3.8 million and $2.6 million as of December 31, 2023 and 2022, respectively. Such amounts under finance lease are included in the other category in the above table as of December 31, 2023 and 2022, respectively.

In June of 2022, the Company purchased land for approximately $15.5 million to support growth of the Government segment discussed in Note 20, which was funded by cash on hand. The land is included in the other property, plant and equipment assets group in the table above.

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

In January of 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $0.9 million is included within this asset group related to the land portion of the acquisition, to support growth of the HFS – South segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

In April of 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $0.4 million is included within this asset group, to support growth of the Government segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

During 2023, the Company purchased land for approximately $1.3 million, all of which is included within this asset group, to support growth in the Government segment discussed in Note 20, which was funded by cash on hand.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS – South
Balance at December 31, 2021	$41,038
Changes in Goodwill	-
Balance at December 31, 2022	41,038
Changes in Goodwill	-
Balance at December 31, 2023	$41,038

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

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	December 31, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	3.9	$133,105	$(83,505)	$49,600
Non-compete agreement	4.1	349	(67)	282
Total		133,454	(83,572)	49,882
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(83,572)	$66,282

	December 31, 2022
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	4.6	$128,907	$(70,125)	$58,782
Total		128,907	(70,125)	58,782
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$145,307	$(70,125)	$75,182

During the year ended December 31, 2022, certain customer relationship intangible assets became fully amortized. The aggregate amortization expense for intangible assets subject to amortization was $13.4 million, $13.3 million and $14.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

In January of 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $4.5 million is included within this intangible asset group comprised of approximately $4.2 million of customer relationships and approximately $0.3 million related to a non-compete agreement. This acquisition was completed in order to support growth of the HFS – South segment discussed in Note 20, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

The estimated aggregate amortization expense as of December 31, 2023 for each of the next five years and thereafter is as follows:

2024	$13,475
2025	13,475
2026	12,879
2027	8,270
2028	778
Thereafter	1,005
Total	$49,882

6. Other Non-Current Assets

Other non-current assets include capitalized software implementation costs for the implementation of cloud computing systems.  As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	December 31,	December 31,
	2023	2022
Cloud computing implementation costs	$7,428	$7,198
Less: accumulated amortization	(6,767)	(5,357)
Other non-current assets	$661	$1,841

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $1.4 million, $1.5 million, and $2.2 million for years ended December 31, 2023, 2022 and 2021, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	December 31,	December 31,
	2023	2022
Employee accrued compensation expense	$9,583	$11,873
Other accrued liabilities	20,656	18,230
Accrued interest on debt	3,413	9,539
Total accrued liabilities	$33,652	$39,642

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, liability-based stock compensation awards (see Note 18), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes”) under an indenture dated March 15, 2019 (the “2024 Notes Indenture”). The 2024 Notes Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “2024 Senior Secured Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semi-annually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. The redemption was accounted for as a partial extinguishment of debt. Furthermore, approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco on November 1, 2023 for new 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”). Following this exchange and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0 as of December 31, 2023. Refer to the “Notes Exchange Offer” section within this Note 8 for further discussion regarding the exchange and subsequent pay off of the remaining 2024 Senior Secured Notes.

Notes Exchange Offer

On September 29, 2023, Arrow Bidco commenced (i) an offer to exchange (the “Notes Exchange Offer”) any and all of its outstanding 2024 Senior Secured Notes for cash and for the 2025 Senior Secured Notes and (ii) a solicitation of consents (the “Consent Solicitation”) to certain proposed amendments to the indenture governing the 2024 Senior Secured Notes. The primary purpose of the Notes Exchange Offer was to extend the maturity date of the indebtedness represented by the 2024 Senior Secured Notes from 2024 to 2025. The Notes Exchange Offer and the Consent Solicitation expired on October 30, 2023. Approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco on November 1, 2023 (the “Notes Exchange Offer Settlement Date”) representing a non-cash decrease in cash flows from financing activities. Additionally, in connection with the 2024 Senior Secured Notes that were exchanged, the Company paid accrued interest on the 2024 Senior Secured Notes through the Notes Exchange Offer Settlement Date of approximately $2.2 million.

On the Notes Exchange Offer Settlement Date, Arrow Bidco issued approximately $181.4 million in 2025 Senior Secured Notes pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”), and paid approximately $2.7 million in cash to eligible holders whose 2024 Senior Secured Notes were accepted for exchange in the Notes Exchange Offer, which was capitalized as part of the original issue discount discussed below. The issuance of the 2025 Senior Secured Notes represented a non-cash increase in cash flows from financing activities. The exchange of a portion of the 2024 Senior Secured Notes and corresponding issuance of  the 2025 Senior Secured Notes was considered a modification of debt for accounting purposes and generated approximately $3.1 million in third party transaction costs, which were expensed as incurred within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income for the year ended December 31, 2023. Following these transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0 as of December 31, 2023. This redemption was accounted for as an extinguishment of debt. In connection with the redemption of the remaining 2024 Senior Secured Notes that were not exchanged, the Company paid off approximately $0.5 million of related accrued interest.

Senior Secured Notes 2025

The 2025 Senior Secured Notes will mature on June 15, 2025; provided that if any 2024 Senior Secured Notes remain outstanding on March 15, 2024, then the 2025 Senior Secured Notes will mature on March 15, 2024 at a make-whole price. As discussed above, no 2024 Senior Secured Notes remained outstanding as of December 31, 2023. Interest on the 2025 Senior Secured Notes will accrue at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2024. Refer to the table below for a description of the amounts related to the 2025 Senior Secured Notes, which are recognized within long-term debt, net in the accompanying consolidated balance sheet as of December 31, 2023.

December 31,
2023
Principal amount of 10.75% Senior Secured Notes, due 2025	$181,446
Less: unamortized original issue discount	(2,619)
Less: unamortized term loan deferred financing costs	(734)
Long-term debt, net	$178,093

If Arrow Bidco undergoes a change of control or sells certain of its assets, Arrow Bidco may be required to offer to repurchase the 2025 Senior Secured Notes. Prior to September 15, 2024, the 2025 Senior Secured Notes will be redeemable at Arrow Bidco’s option at a redemption price equal to 100% of the principal amount, plus a customary make whole premium for the 2025 Senior Secured Notes being redeemed, plus accrued and unpaid interest, if any, up to but not including the redemption date. The customary make whole premium, with respect to the 2025 Senior Secured Notes on any applicable redemption date, as calculated by Arrow Bidco, is the greater of (1) 1.00% of the then outstanding principal amount of the Note; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price at September 15, 2024 plus (ii) all required interest payments due on the 2025 Senior Secured Note through September 15, 2024, excluding accrued but unpaid interest to the redemption date, in each case, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the 2025 Senior Secured Notes. On and after September 15, 2024, Arrow Bidco, at its option, may redeem any outstanding 2025 Senior Secured Notes, in whole or in part, upon not less than fifteen (15) nor more than sixty (60) days’ prior written notice to holders and not less than twenty (20) days’ prior written notice to the Trustee (or such shorter timeline as the Trustee may agree), at the redemption prices (expressed as percentages of the principal amount of the 2025 Senior Secured Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to but not including the applicable redemption date (subject to the right of holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 6-month period beginning on the dates set forth below at the redemption prices listed below:

Redemption
Date	Price
September 15, 2024	102.000%
March 15, 2025 and thereafter	101.000%

The 2025 Senior Secured Notes are unconditionally guaranteed by Topaz and each of Arrow Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “2025 Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the 2025 Senior Secured Notes. The 2025 Note Guarantors are either borrowers or guarantors under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any 2025 Note Guarantor, such 2025 Note Guarantor is also released from obligations under the 2025 Senior Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Arrow Bidco and the 2025 Note Guarantors (subject to customary exclusions). The guarantees of the 2025 Senior Secured Notes by TLM Equipment, LLC, a Delaware limited liability company (“TLM Equipment LLC”) which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the ABL Facility (as defined below).

The 2025 Senior Secured Notes Indenture contains covenants that limit Arrow Bidco’s and its subsidiaries’ ability to, among other things, (i) incur or guarantee additional debt and issue certain types of stock, (ii) create or incur certain liens, (iii) make certain payments, including dividends or other distributions, (iv) prepay or redeem junior debt, (v) make certain investments or acquisitions, including participating in joint ventures, (vi) engage in certain transactions with affiliates and (vii) sell assets, consolidate or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, Arrow Bidco must offer to repurchase the 2025 Senior Secured Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, but excluding, the applicable repurchase date. The 2025 Senior Secured Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding 2025 Senior Secured Notes to be due and payable immediately.

Arrow Bidco’s ultimate parent, Target Hospitality, has no significant independent assets or operations except as included in the guarantors of the 2025 Senior Secured Notes, the guarantees under the 2025 Senior Secured Notes are full and unconditional and joint and several, and any subsidiaries of Target Hospitality that are not subsidiary guarantors of the 2025 Senior Secured Notes are minor. There are also no significant restrictions on the ability of Target Hospitality or any guarantor to obtain funds from its subsidiaries by dividend or loan. See discussion of certain negative covenants above. Therefore, pursuant to the SEC Rules, no individual guarantor financial statement disclosures are deemed necessary.

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of $2.7 million and the unamortized balance of $2.6 million is presented on the face of the consolidated balance sheet as of December 31, 2023 as a reduction of the principal. The discount is amortized over the life of the 2025 Senior Secured Notes using the effective interest method.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of December 31, 2023 consisted of $2.4 million of finance leases. The finance leases pertain to leases entered into during 2017 through 2023, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2026. Refer to Note 13 for further discussion of finance leases, including the weighted average discount rate applicable to these finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2022, primarily consisted of $2.2 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019 (the “Closing Date”), Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. The historical debt of Arrow Bidco, Target and their respective subsidiaries under the Algeco ABL Facility was settled on March 15, 2019. During the year ended December 31, 2022, $70 million was drawn and $70 million was repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2022. During the year ended December 31, 2023, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2023.

In accordance with the First Amendment to the ABL Facility on February 1, 2023 (the “First Amendment”), the reference interest rate for LIBOR borrowings changed from LIBOR to Term SOFR (commencing as of the effective date of the First Amendment).

Borrowings under the ABL Facility, at the relevant borrower’s (the borrowers under the ABL Facility, the “Borrowers”) option, bear interest at either (1) Term SOFR or (2) a base rate, in each case plus an applicable margin. The applicable margin is 4.25% to 4.75% with respect to Term SOFR borrowings and 3.25% to 3.75% with respect to base rate borrowings based on achieving certain excess availability levels. The rates of the applicable margin were determined in connection with the Third Amendment to the ABL Facility on October 12, 2023 (the “Third Amendment”).

Pursuant to the Third Amendment, the ABL Facility provides borrowing availability of an amount equal to the lesser of (a) $175 million and (b) the Borrowing Base (defined below) (the “Line Cap”).

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. As a result of the First Amendment, the termination date of the ABL Facility was extended from September 15, 2023 to February 1, 2028, which extended termination date was subject to a springing maturity that would have accelerated the maturity of the ABL Facility. On August 10, 2023, Arrow Bidco and certain of the Company’s other subsidiaries entered into a second amendment (the “Second Amendment”) to the ABL Facility. The Second Amendment amended the ABL Facility to, among other things, modify the springing maturity that would have accelerated the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remained outstanding from the date that was six months prior to the stated maturity date thereof to the date that was ninety-one days prior to the stated maturity date thereof.  Finally, the Third Amendment amended the ABL Facility to, among other things, set the termination date of the ABL Facility to February 1, 2028, subject to springing maturity triggers that will accelerate the maturity of the ABL Facility if: (i) any of the 2024 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof or (ii) any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof.

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

As stated in the Third Amendment, the ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of not less than 1.00:1.00 and (ii) maximum total leverage ratio of 2.50:1.00.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	December 31,	December 31,
	2023	2022
Finance lease and other financing obligations (Note 13)	$2,393	$2,223
10.75% Senior Secured Notes due 2025, face amount	181,446	—
Less: unamortized original issue discount	(2,619)	—
Less: unamortized term loan deferred financing costs	(734)	—
9.50% Senior Secured Notes due 2024, face amount	—	334,500
Less: unamortized original issue discount	—	(971)
Less: unamortized term loan deferred financing costs	—	(4,681)
Total debt, net	180,486	331,071
Less: current maturities	(1,369)	(1,135)
Total long-term debt	$179,117	$329,936

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following, including the components of interest expense, net on the 2024 and 2025 Senior Secured Notes (collectively, the “Notes”):

	For the Years Ended December 31,
	2023	2022	2021
Interest incurred on finance lease and other financing obligations	$212	$72	$58
Interest expense incurred on ABL Facility and Notes	22,935	33,464	33,670
Amortization of deferred financing costs on ABL Facility and Notes	2,881	4,605	4,338
Amortization of original issue discount on Notes	750	711	638
Interest capitalized	—	(983)	—
Interest income	(4,139)	(1,546)	—
Interest expense, net	$22,639	$36,323	$38,704

Deferred Financing Costs and Original Issue Discount

In connection with the Notes Exchange Offer and issuance of the 2025 Senior Secured Notes in 2023, the Company incurred and deferred approximately $0.8 million of deferred financing costs and approximately $2.7 million of original issue discount, which are included in the carrying value of the 2025 Senior Secured Notes as of December 31, 2023. The Company incurred and deferred approximately $16.3 million of deferred financing costs and approximately $3.3 million of original issue discount in connection with the issuance of the 2024 Senior Secured Notes in 2019, which are included in the carrying value of the Notes as of December 31, 2022. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes and the 2024 Senior Secured Notes on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Accumulated amortization expense related to the deferred financing costs was approximately $13.5 million and $11.2 million as of December 31, 2023 and 2022, respectively. Accumulated amortization of the original issue discount was approximately $3.1 million and $2.3 million as of December 31, 2023 and 2022, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount during the first quarter of 2023. As previously mentioned, the exchange of a portion of the 2024 Senior Secured Notes and the issuance of the 2025 Senior Secured Notes on November 1, 2023 was accounted for as a modification of debt and consequently, the unamortized deferred financing costs and unamortized original issue discount at the time of the modification of approximately $1.0 million associated with the portion of 2024 Senior Secured Notes that were exchanged for the 2025 Senior Secured Notes will be deferred and amortized over the term of the 2025 Senior Secured Notes. Alternatively, the remaining unamortized deferred financing costs and unamortized original issue discount associated with the portion of the 2024 Senior Secured Notes that were redeemed on November 21, 2023 (not exchanged) were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the redemption date. The Company recognized a charge of approximately $0.2 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount during 2023 related to the Notes Exchange Offer and the redemption of the remaining balance of the 2024 Senior Secured Notes on November 21, 2023.

The Company also incurred deferred financing costs associated with the ABL Facility in the amount of approximately $6.1 million and $3.9 million, which are capitalized and presented on the consolidated balance sheets as of December 31, 2023 and 2022, respectively, within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders during the first quarter of 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.4 million and $1.0 million of deferred financing costs as a result of the First Amendment and Third Amendment, respectively, which are capitalized and presented on the consolidated balance sheet as of December 31, 2023 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $5.3 million and $4.8 million as of December 31, 2023 and 2022, respectively.

Refer to the components of interest expense table in Note 8 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2023, 2022 and 2021, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below. Refer to Note 13 for additional information on our finance lease obligations, including contractual terms.

The schedule of future maturities as of December 31, 2023 consists of the following:

2024	$1,369
2025	182,285
2026	185
Total	$183,839

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($9.1) million, $31.7 million, and $1.1 million during the years ended December 31, 2023, 2022, and 2021, respectively.

On December 22, 2022, holders exchanged 3,800,000 Private Warrants for shares of Common Stock resulting in the estimated fair value of these exchanged Private Warrants being reclassified to additional paid-in-capital within the stockholders’ equity section in the accompanying consolidated balance sheet as more fully discussed in the “Warrant Exchange” section included in Note 17. As of December 31, 2023 and 2022, the Company had 1,533,334 Private Warrants issued and outstanding, respectively, which expire on March 15, 2024. As of December 31, 2023, the Private Warrants were classified as current warrant liabilities in the accompanying consolidated balance sheet.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	December 31,	December 31,
	2023	2022
Warrant liabilities	$675	$9,737
Total	$675	$9,737

10. Income Taxes

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2023	2022	2021
Domestic
Current	$13,147	$2,488	$1,365
Deferred	37,903	29,882	469

Foreign
Current	—	—	70
Deferred	—	—	—
Total income tax expense	$51,050	$32,370	$1,904

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31:

	2023	2022	2021
Statutory income tax expense (benefit)	$47,198	$22,325	$(561)
State tax expense	3,956	2,797	1,120
Effect of tax rates in foreign jurisdictions	(46)	(28)	30
Change in fair value of warrant liabilities	(1,903)	6,664	224
Valuation allowances	510	310	452
Compensation	306	383	500
Other	1,029	(81)	139
Reported income tax expense	$51,050	$32,370	$1,904

Income tax expense was $51.1 million, $32.4 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 22.7%, 30.4% and (71.3)%, respectively.  The fluctuation in the rate for the years ended December 31, 2023, 2022 and 2021, respectively, results primarily from the relationship of year-to-date income (loss) before income tax, the fluctuation in the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation during each of the years ended December 31, 2023, 2022 and 2021.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards.

Significant components of the deferred tax assets and liabilities for the Company are as follows:

	2023	2022
Deferred tax assets (liabilities)
Stock-based compensation	$3,191	$4,793
Deferred revenue	1,216	1,621
Intangible assets	8,859	9,157
Tax loss carryforwards	2,588	30,649
Operating lease obligations	4,437	5,152
Interest carryforwards	-	4,997
Other - net	727	23
Deferred tax assets gross	21,018	56,392
Valuation allowance	(5,023)	(4,486)
Net deferred income tax asset	15,995	51,906

Deferred tax liabilities
Rental equipment and other plant, property and equipment	(63,536)	(60,771)
Operating lease right-of-use assets	(4,297)	(5,955)
Software	(95)	(352)
Prepaid expenses	(1,141)	-
Deferred tax liability	(69,069)	(67,078)
Net deferred income tax liability	$(53,074)	$(15,172)

Tax loss carryovers for foreign income tax purposes totaled approximately $9 million at December 31, 2023 as shown in the below table. Approximately $9 million of these foreign income tax loss carryovers expire between 2024 and 2044. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A valuation allowance has been established against the deferred tax assets to the extent it is not more likely than not they will be realized.

			Valuation
	2023	Expiration	Allowance
Canada	$8,432	2032-2044	100%
Mexico	546	2024-2033	100%
Total	$8,978

Unrecognized Tax Positions

No amounts have been accrued for uncertain tax positions as of December 31, 2023 and 2022. However, management's conclusion regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2023 and 2022 and does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.

The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of the statute of limitations for assessing additional taxes, which generally ranges from two to five years. Therefore, as of December 31, 2023, tax years for 2017 through 2023 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2023		December 31, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(178,093)	$(187,797)	$(328,848)	$(335,403)

Recurring fair value measurements

Level 3 Disclosures:

There were 1,533,334 Private Warrants outstanding as of December 31, 2023 and 2022, respectively. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.44 and $6.35 as of December 31, 2023 and 2022, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		December 31,	December 31,
		2023	2022
Exercise Price		$11.50	$11.50
Stock Price		$9.73	$15.14
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		0.20	1.20
Risk-Free Interest Rate	%	5.31%	4.56
Expected Volatility	%	56.00%	70.00
Per Share Value of Warrants		$0.44	$6.35

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2022:

Private Placement Warrants
Balance at December 31, 2021	$1,600
Change in fair value of warrant liabilities	31,735
Additional paid-in-capital reclass for warrant exchange (Note 17)	(23,598)
Balance at December 31, 2022	$9,737

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2023:

Private Placement Warrants
Balance at December 31, 2022	$9,737
Change in fair value of warrant liabilities	(9,062)
Balance at December 31, 2023	$675

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2023 and 2022, respectively.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

Refer to Note 13 for disclosure regarding future minimum lease payments over the next five years at December 31, 2023, by year and in the aggregate, under non-cancelable operating leases.

13. Leases

Lessee Accounting

The Company has both finance and operating leases. The finance leases are solely comprised of the Company’s commercial-use vehicles, maturing in dates ranging from 2024 to 2026, including expected renewal options. Including all renewal options available to the Company, the lease maturity date may extend on a month-to-month basis for an unlimited period of time. Operating leases consist of land, building, office, certain community units, and equipment leases, maturing in dates ranging from 2024 to 2027, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2118.

Leases were included on the Company’s consolidated balance sheet as follows:

	December 31,	December 31,
Finance Lease:	2023	2022
Right-of-use assets, net(1)	$2,422	$2,313
Current portion of finance lease obligations(2)	$1,369	$1,135
Long-term finance lease obligations(3)	1,024	1,088
Total lease obligation	$2,393	$2,223
Weighted average remaining lease term	2.0 Years	2.2 Years
Weighted average discount rate	10.31%	6.30%
Operating Leases:
Right-of-use assets, net(4)	$19,698	$27,298
Current portion of operating lease obligations	$11,914	$12,516
Long-term operating lease obligations	8,426	11,104
Total lease obligations(4)	$20,340	$23,620
Weighted average remaining lease term	2.2 Years	2.8 Years
Weighted average discount rate	8.53%	5.37%
(1)	Finance lease right-of-use assets, net are included in other property, plant and equipment, net on the Company's consolidated balance sheets.
(2)	Current portion of finance lease obligations are included in current portion of finance lease and other financing obligations on the Company's consolidated balance sheets. As of December 31, 2023 and 2022, this financial statement line item is solely comprised of the current portion of finance lease obligations given the current portion of other financing obligations is $0.
(3)	Long-term finance lease obligations are included in long-term finance lease and other financing obligations on the Company's consolidated balance sheets. As of December 31, 2023 and 2022, this financial statement line item is solely comprised of the long-term finance lease obligations given the long-term other financing obligations is $0.
(4)	The difference between the operating lease right-of-use assets, net and operating lease obligations, current and long-term, as of December 31, 2022 primarily relates to approximately $3.7 million of unamortized prepaid delivery and installation costs that were paid at or before lease commencement and capitalized to the right-of-use assets in accordance with ASC 842.

The components of lease expense were as follows:

	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$1,454	$2,647
Interest on lease obligations	212	72
Total finance lease cost	$1,666	$2,719
Operating lease cost	$18,921	$11,927
Short-term lease cost	$222	$8,308
Variable lease cost(1)	$2,493	$1,789
(1)	Consists primarily of common area maintenance, real estate taxes, utilities, operating expenses and insurance for real estate leases; insurance and personal property expense for equipment leases; and certain vehicle related charges for finance leases. For 2023, the amount of variable lease costs disclosed above also includes approximately $0.1 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 with an average remaining lease term of approximately 1.4 years as of December 31, 2023. For 2022, the amount of variable lease costs disclosed above also includes approximately $0.3 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 and long-term leases that terminated within 3 months of the implementation date (January 1, 2022) with an average lease term of approximately 1.6 years as of the implementation date.

Supplemental cash flow information related to leases was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$212	$72
Operating cash flows from operating leases(1)	$14,602	$15,605
Financing cash flows from finance leases	$1,404	$1,008
(1)	For 2022, includes approximately $5.9 million of prepaid delivery and installation costs that were paid at or before lease commencement and capitalized to the right-of-use assets in accordance with ASC 842. For 2023, includes approximately $1.1 million of interest, while 2022 includes approximately $1.0 million of interest.

Future maturities of the Company’s finance and operating lease obligations at December 31, 2023 were as follows:

	Finance Lease	Operating Leases
2024	$1,432	$12,518
2025	975	5,429
2026	253	3,283
2027	-	608
Total lease payments	2,660	21,838
Less: interest(1)	(267)	(1,498)
Present value of lease obligations	$2,393	$20,340
(1)	Calculated using the appropriate discount rate for each lease.

Rent expense included in services costs in the consolidated statement of comprehensive income (loss) for cancelable and non-cancelable operating leases was $13.9 million for the year ended December 31, 2021. Rent expense included in the selling, general, and administrative expenses in the consolidated statement of comprehensive income (loss) for cancelable and non-cancelable operating leases was $0.4 million for the year ended December 31, 2021.

14. Rental Income

Lessor Accounting

Certain arrangements contain a lease of lodging facilities (“Lodges”) to customers. Rental income from these leases for 2023, 2022 and 2021 was approximately $198.0 million, $168.3 million and $76.9 million, respectively. Each Lodge is leased exclusively to one customer and is accounted for as an operating lease under the authoritative guidance for leases. Revenue related to these lease arrangements is reflected as specialty rental income in the consolidated statements of comprehensive income (loss).

Scheduled future minimum lease payments to be received by the Company as of December 31, 2023 for each of the next five years is as follows:

2024	$115,448
2025	34,300
2026	25,657
Total	$175,405

The leased assets consists primarily of specialty rental assets with a gross cost of approximately $209.2 million and $199.8 million as of December 31, 2023 and 2022, respectively, with accumulated depreciation of approximately $113.9 million and $90.8 million as of December 31, 2023 and 2022, respectively.  The leased assets have a balance net of accumulated depreciation of approximately $95.3 million and $109.0 million as of December 31, 2023 and 2022, respectively, and are included within specialty rental assets, net in the accompanying consolidated balance sheets.  Such assets are depreciated consistent with the depreciation methods discussed in Note 1 for specialty rental assets. The corresponding depreciation expense was $23.1 million in 2023, $14.0 million in 2022, and $15.7 million in 2021 and is recognized within depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss).

15. Related Parties

During the years ended December 31, 2023, 2022 and 2021, respectively, the Company incurred $0, $0, and $0.6 million in commissions owed to related parties, included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). The underlying commission agreement driving these charges expired in 2021 and was not renewed; therefore, no amounts were accrued for these commissions on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Prior to the closing of the formation of the Company, Mr. Diarmuid Cummins (the “Advisor”) provided certain consulting and advisory services (the “Services”) to Target’s former parent and certain of its affiliated entities (collectively, “Algeco”), including Target. The Advisor was compensated for these Services by Algeco.  Following the formation of the Company, the Advisor continued to provide these Services to Algeco and to the Company and is serving as an observer on the board of directors of the Company. The Advisor is currently compensated for these services by Chard Camp Catering Services Ltd. (“Chard”), a wholly-owned subsidiary of the Company. In June 2019, Chard and Algeco Global Sarl (“Algeco Global”) entered into a reimbursement agreement, as amended in July 2019, (the “Agreement”), pursuant to which Algeco Global agreed to reimburse Chard for 100% of the total compensation paid by it to the Advisor, from and after January 1, 2019, with such amounts to be paid monthly.  The Company and Algeco Global are each majority owned by TDR Capital. The initial term of the Agreement ran through December 31, 2019 and automatically extended for an additional 12 month term. The reimbursement income generated from this agreement for the year ended December 31, 2020 amounted to approximately $1.1 million and was included in the other expense (income), net line within the consolidated statement of comprehensive income (loss). The agreement terminated on December 31, 2020 and was not renewed; therefore, no amounts were reimbursed and no reimbursement income was recognized within the consolidated statement of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021, respectively, and no amounts are recorded as a related party receivable on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The related party receivable amount of approximately $1.2 million that was reported on the consolidated balance sheet as of December 31, 2020 was paid in full in March of 2021 and is reflected as an operating cash inflow and included as a component of net cash provided by operating activities within the accompanying consolidated statement of cash flows for the year ended December 31, 2021.  No further income or cash flows are expected from this reimbursement arrangement.

16. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS or LPS is computed similarly to basic net earnings or loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings (loss) per share. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income (loss) attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Years Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Numerator
Net income (loss) attributable to Common Stockholders - basic	$173,700	$73,939	$(4,576)
Change in fair value of warrant liabilities	(9,062)	-	-
Net income (loss) attributable to Common Stockholders - diluted	$164,638	$73,939	$(4,576)

Denominator
Weighted average shares outstanding - basic	101,350,910	97,213,166	96,611,022
Dilutive effect of outstanding securities:
Warrants	1,469,598	-	-
PSUs	500,690	466,563	-
SARs	218,655	-	-
Stock options	494,536	518,409	-
RSUs	1,285,016	1,859,610	-
Weighted average shares outstanding - diluted	105,319,405	100,057,748	96,611,022

Net income (loss) per share - basic	$1.71	$0.76	$(0.05)
Net income (loss) per share - diluted	$1.56	$0.74	$(0.05)

5,015,898 shares of the 8,050,000 shares of common stock held by the Founders, were placed into escrow subject to release pursuant to the terms of the earnout agreement entered into in connection with the formation of the Company by and between Harry E. Sloan, Jeff Sagansky, Eli Baker and the Company (the “Earnout Agreement”). Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they were in escrow. Given that the Founders were not entitled to vote or participate in the economic rewards available to the other shareholders with respect to these shares, these shares were not included in the basic and diluted LPS calculations for the year ended December 31, 2021. In accordance with the Earnout Agreement, as of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury. As such, these cancelled shares were reclassed from Common Stock to common stock in treasury and continued to be excluded from the computations of basic and diluted EPS for the years ended December 31, 2023 and 2022.

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator.  The Public and Private Warrants representing 8,061,656 and 16,166,650 of the Company’s common stock for the years ended December 31, 2022 and 2021, respectively, were excluded from the computation of diluted EPS and LPS because they are considered anti-dilutive. Public and Private Warrants representing a total of

8,044,287 shares of the Company’s Common Stock for the year ended December 31, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table.

As discussed in Note 18, stock-based compensation awards were outstanding for the years ended December 31, 2023, 2022 and 2021, respectively. These stock-based compensation awards were excluded from the computation of diluted LPS for the year ended December 31, 2021 because their effect would have been anti-dilutive. For the year ended December 31, 2022, certain stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. For the year ended December 31, 2023, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 716,025 of contingently issuable PSUs were excluded from the computation of diluted EPS for the year ended December 31, 2023 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 91,025 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 18) and 625,000 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in Note 18.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

17. Stockholders’ Equity

Common Stock

As of December 31, 2023, Target Hospitality had 111,091,266 shares of Common Stock, par value $0.0001 per share issued and 101,660,601 outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares that were placed in escrow were suspended subject to release pursuant to the terms of the Earnout Agreement. As of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury pursuant to the terms of the Earnout Agreement. As such, these cancelled Founder Shares were reclassed from Common Stock to common stock in treasury during the year ended December 31, 2022 as presented in the accompanying consolidated statements of changes in stockholders’ equity.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2023, no preferred shares were issued or outstanding.

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

During the year ended December 31, 2023, holders of Public Warrants exercised 17,369 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.2 million and issuing 17,369 shares of Common Stock. As of December 31, 2023, the Company had 6,510,953 Public Warrants issued and outstanding, which expire on March 15, 2024.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the years ended December 31, 2023 and 2022, respectively.

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

On February 24, 2022, the Compensation Committee adopted a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement” and together with the RSU Agreement, the “RSU and PSU Agreements”) with respect to the granting of RSUs and PSUs, respectively, under the Plan. The new RSU and PSU Agreements will be used for all awards to executive officers made on or after February 24, 2022.

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

On February 28, 2023, the Compensation Committee adopted a new form Executive RSU Agreement and a new form Executive PSU Agreement with respect to the granting of RSUs and PSUs, respectively, under the Plan. The new Award Agreements will be used for all awards to executive officers made on or after March 1, 2023.

The new form Executive RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company.

Each PSU awarded under the new form Executive PSU Agreement represents the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the new form Executive PSU Agreement is based on the Company’s Total Shareholder Return (the “TSR Based Award”) performance and the Company’s Diversification EBITDA (as defined in the new form Executive PSU Agreement) (the “Diversification EBITDA Based Award”), each measured based on the applicable Performance Period specified in the new form Executive PSU Agreement. The number of PSUs that vest pursuant to the TSR Based Award range from 0% to 200% of the Target Level (as defined in the new form Executive PSU Agreement) depending upon the achievement of a specified percentile rank during the applicable Performance Period. The number of PSUs that vest pursuant to the Diversification EBITDA Based Award range from 0% to 200% of the Target Level (as defined in the new form Executive PSU Agreement) depending upon the Company’s Qualifying EBITDA (as defined in the new form Executive PSU Agreement) during the applicable Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

Restricted Stock Units

Beginning on May 21, 2019, the Compensation Committee began granting time-based RSUs to the Company’s executive officers, certain other employees, and directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Compensation Committee. These RSU awards granted to executive officers and other employees generally vest in four equal installments on each of the first four anniversaries of the grant date, except for the RSUs granted on February 25, 2021 discussed below, whereby 50% vest on the second grant date anniversary and 50% vest on the third grant date anniversary. The RSU awards granted to non-employee directors of the board, except as otherwise noted below, generally vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner. The following summarizes the RSU activity during the years ended December 31, 2021, 2022, and 2023:

On February 25, 2021, the Compensation Committee granted time-based RSUs to the Company’s executive officers and certain other employees. The number of RSUs granted to named executive officers and certain other employees totaled 1,134,524. Also, in August 2021, 30,899 of additional time-based RSUs were granted to certain of the Company’s other employees.

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

On February 24, 2022, the Compensation Committee awarded an aggregate of 1,085,548 time-based RSUs to the Company’s executive officers and certain other employees.

On May 19, 2022, the Compensation Committee awarded an aggregate of 159,766 time-based RSUs to the Company’s non-employee directors, which vest in full on May 19, 2023 or, if earlier, the date of the first Annual Meeting of the Stockholders of the Company following the Grant Date.

On September 6, 2022, the Compensation Committee awarded 4,969 time-based RSUs to an employee of the Company.

For the year ended December 31, 2022, as approved by the Compensation Committee, 116,837 of the employee related vested RSUs were paid in cash in the amount of $0.4 million based on the closing price of the Company’s Common Stock on the vesting date.

On March 1, 2023, the Compensation Committee awarded an aggregate of 214,901 time-based RSUs to the Company’s executive officers and certain other employees.

On April 17, 2023, the Compensation Committee awarded 2,383 time-based RSUs to one of the Company’s employees.

On May 18, 2023, the Compensation Committee awarded an aggregate of 57,616 time-based RSUs to certain of the Company’s non-employee directors, which vest in full on the first anniversary of the grant date or, if earlier, the date of the first annual meeting of the stockholders of the Company following the grant date.

On June 19, 2023, the Compensation Committee awarded a newly appointed non-employee director 6,875 RSUs which vest in full on May 18, 2024, or, if earlier, the date of the 2024 annual meeting of the stockholders of the Company.  Due to a certain non-employee director resignation and as permitted by the Plan, effective June 19, 2023, the Board approved the accelerated vesting of 7,888 RSUs granted on May 18, 2023.

On July 10, 2023, an aggregate of 6,074 time-based RSUs were awarded to certain of the Company’s employees.

For the years ended December 31, 2021, 2022, and 2023, respectively, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	2,658,581	$2.98
Granted	287,849	15.14
Vested	(1,162,729)	3.40
Forfeited	(101,495)	4.91
Balance at December 31, 2023	1,682,206	$4.65

The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $17.7 million, $2.0 million, and $2.1 million, respectively. The weighted-average grant date fair value per RSU of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $15.14, $3.40, and $2.10, respectively. RSUs granted during the years ended December 31, 2023, 2022 and 2021 were 287,849; 1,261,129; and 1,531,787; respectively.

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2023 was approximately $5.2 million, with an associated tax benefit of approximately $1.3 million.  Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 was approximately $5.4 million, with an associated tax benefit of approximately $1.4 million. Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021 was approximately $3.1 million, with an associated tax benefit of approximately $0.7 million. At December 31, 2023, unrecognized compensation expense related to RSUs totaled approximately $6.5 million and is expected to be recognized over a remaining term of approximately 2.39 years.

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

The table below represents the changes in PSUs for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	1,495,017	$4.72
Granted	91,025	17.82
Forfeited	(227,174)	6.90
Balance at December 31, 2023	1,358,868	$5.23

The weighted-average grant date fair value per PSU of PSUs granted during the years ended December 31, 2023 and 2022 was $17.82 and $4.72, respectively. PSUs granted during the years ended December 31, 2023 and 2022 were 91,025 and 1,495,017; respectively.

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2023 was approximately $2.6 million with an associated tax benefit of $0.8 million. Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 was approximately $1.5 million with an associated tax benefit of $0.3 million. At December 31, 2023, unrecognized compensation expense related to PSUs totaled approximately $4.3 million and is expected to be recognized over a remaining term of approximately 1.60 years.

Stock Option Awards

On May 21, 2019, the Compensation Committee granted 482,792 time-based stock option awards to certain employees.

On September 3, 2019 the Compensation Committee made an additional grant of 171,429 time-based stock options to our Chief Financial Officer.

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

The table below represents the changes in stock options for the year ended December 31, 2023:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615
Forfeited	(19,841)	4.51	-	-
Exercised	(750,381)	5.76	-	8,268
Outstanding Options at December 31, 2023	740,439	$6.55	5.17	$2,570

492,426 shares were exercisable at December 31, 2023 with a weighted average exercise price per share of $7.58 and an intrinsic value of $1.28 million. The total fair value of stock option awards vested during the years ended December 31, 2023, 2022 and 2021 was $0.8 million, $0.8 million, and $0.8 million, respectively.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2023 was approximately $0.5 million with an associated tax benefit of approximately $0.1 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2022 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. At December 31, 2023, unrecognized compensation expense related to stock options totaled approximately $0.1 million and is expected to be recognized over a remaining term of approximately 0.18 years.

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

During the third quarter of 2023, as approved by the Compensation Committee, 13,453 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $0.1 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant price.

The following table summarizes SARs outstanding at December 31, 2023:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2022	1,537,776	$1.82	8.17
Forfeited	(54,348)	1.79	-
Exercised	(768,889)	1.82	-
Outstanding SARs at December 31, 2023	714,539	$1.82	7.17

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, associated with its SARs of approximately $5.4 million as of December 31, 2023, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2023. The liability associated with these SAR awards recognized as of December 31, 2022 was approximately $12.6 million as of December 31, 2022, of which approximately $6.3 million is included in accrued liabilities and approximately $6.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2022. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend yield was 0.0% and the risk-free rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At December 31, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 35.78% and 53.39%, the term was 0.08 years and 0.30 years, the dividend yield was 0.0% and 0.0%, the risk-free rate was approximately 5.52% and 5.33%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $7.95 and $6.25 per SAR, respectively, as of December 31, 2023. At December 31, 2022, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 46.86% and 47.27%, the term was 0.65 years and 1.10 years, the dividend yield was 0.0% and 0.0%, the risk-free rate was approximately 4.70% and 4.65%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $13.40 and $11.78 per SAR, respectively, as of December 31, 2022.

The estimated weighted-average fair value of each SAR as of December 31, 2023 and December 31, 2022 was $7.96 and $13.61, respectively. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the year ended December 31, 2023, the Company recognized compensation expense related to these awards of approximately $2.9 million in selling, general and administrative expense in the consolidated statement of comprehensive income (loss). For the year ended December 31, 2022, the Company recognized compensation expense related to these awards of approximately $11.4 million in selling, general and administrative expense in the consolidated statement of comprehensive income (loss). For the year ended December 31, 2021, the Company recognized compensation expense related to these awards of approximately $1.2 million in selling, general and administrative expense in the consolidated statement of comprehensive income (loss). At December 31, 2023, unrecognized compensation expense related to SARs totaled approximately $0.8 million and is expected to be recognized over a remaining term of approximately 0.18 years. At December 31, 2023 and December 31, 2022, the intrinsic value of the SARs was $5.6 million and $20.5 million, respectively.

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

19. Retirement Plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. We recognized expense of $1.1 million,  $0.9 million and $0.7 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of June 30, 2021, the Company changed the names of select reportable segments to appropriately align with its diversified hospitality and facilities service offerings.  The segments formerly known as Permian Basin and Bakken Basin are now referred to as HFS – South and HFS – Midwest, respectively. As mentioned above, the HFS – Midwest segment is now combined in the “All Other” category in 2023. All other reportable segment names remain unchanged.

The Company is organized primarily on the basis of geographic region and customer industry group and operates in two reportable segments.  These reportable segments are also operating segments. Resources are allocated, and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM).

Our remaining operating segments have been consolidated and included in an “All Other” category.

The following is a brief description of our reportable segments and a description of business activities conducted by All Other.

HFS – South  — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers in the natural resources and development industry located primarily in Texas and New Mexico.

Government — Segment operations consist primarily of specialty rental and vertically integrated hospitality services revenue from customers with Government contracts located in Texas.

All Other — Segment operations consist primarily of revenue from specialty rental and vertically integrated hospitality services revenue from customers primarily in the natural resources and development industry located outside of the HFS – South segment.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company in Note 1. The Company evaluates performance of their segments and allocates resources to them based on revenue and adjusted gross profit.  Adjusted gross profit for the CODM’s analysis includes the services and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, and certain severance costs.

The table below presents information about reported segments for the years ended December 31:

2023
	HFS – South	Government	All Other		Total
Revenue	$148,677	$403,724	$11,207	(a)	$563,608
Adjusted gross profit	$51,444	$332,480	$(1,974)		$381,950
Capital expenditures	$33,729	$30,363	$514
Total Assets	$184,453	$207,409	$30,987		$422,849

2022
	HFS – South	Government	All Other		Total
Revenue	$132,373	$360,294	$9,318	(a)	$501,985
Adjusted gross profit	$54,558	$246,598	$(1,195)		$299,961
Capital expenditures	$8,686	$130,871	$339
Total Assets	$176,637	$217,029	$34,722		$428,388

2021
	HFS – South	Government	All Other		Total
Revenue	$116,958	$156,250	$18,129	(a)	$291,337
Adjusted gross profit	$52,344	$94,801	$7,814		$154,959
Capital expenditures	$8,835	$27,525	$207
(a)	Revenues from operating segments below the quantitative thresholds are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Total reportable segment adjusted gross profit	$383,924	$301,156	$147,145
Other adjusted gross profit	(1,974)	(1,195)	7,814
Depreciation and amortization	(83,977)	(67,665)	(70,519)
Selling, general, and administrative expenses	(56,126)	(57,893)	(46,461)
Other income (expense), net	(1,241)	(36)	(880)
Loss on extinguishment of debt	(2,279)	-	-
Interest expense, net	(22,639)	(36,323)	(38,704)
Change in fair value of warrant liabilities	9,062	(31,735)	(1,067)
Consolidated income (loss) before income taxes	$224,750	$106,309	$(2,672)

A reconciliation of total segment assets to total consolidated assets as of December 31, 2023 and 2022, respectively, is as follows:

	2023	2022
Total reportable segment assets	$391,862	$393,666
Other assets	32,871	36,399
Other unallocated amounts	269,620	341,662
Total Assets	$694,353	$771,727

Other unallocated assets are not included in the measure of segment assets provided to or reviewed by the CODM for assessing performance and allocating resources, and as such, are not allocated. Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	December 31,	December 31,
	2023	2022
Total current assets	$180,500	$236,379
Other intangible assets, net	66,282	75,182
Operating lease right-of-use assets, net	19,698	27,298
Deferred financing costs revolver, net	2,479	896
Other non-current assets	661	1,907
Total other unallocated amounts of assets	$269,620	$341,662

For 2023, 2022, and 2021, revenues from the Company’s Government segment were from two customers and represented approximately $403.7 million, $360.3 million, and $156.3 million of the Company’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Revenues from one customer within the Government segment represented approximately 62%, 61%, and 35% of the Company’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively.  Revenues from another customer within the Government segment represented approximately 9.9%, 11%, and 19% of the Company’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

There were no single customers from the HFS – South segment for the years ended December 31, 2023, 2022 and 2021 that represented 10% or more of the Company’s consolidated revenues. There were no revenues generated from transactions between reportable operating segments for the years ended December 31, 2023, 2022, and 2021, respectively.

21. Subsequent Events

On November 3, 2022, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of its outstanding shares of Common Stock. Commencing on January 5, 2024 through March 8, 2024, the Company repurchased 1,895,463 shares of Common Stock for an aggregated price of approximately $17.8 million.  This repurchase program may be suspended from time to time, modified, extended or discontinued at certain times.  Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. Any shares of common stock repurchased will be held as treasury shares.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023 at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on this assessment the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

Attestation Report of the Registered Public Accounting Firm

The attestation of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 117 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Target Hospitality Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Hospitality Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company, and our report dated March 13, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas

March 13, 2024

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Defaults upon Senior Securities

None.

Part III

Item 10.  Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.  The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website at www.targethospitality.com,within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

3.4	Second Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

3.5	Third Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

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

4.5

First Supplemental Indenture, dated as of November 1, 2023, by and between Arrow Bidco, LLC and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

4.6

Indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

4.7

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

10.2

First Amendment to the ABL Credit Agreement, dated February 1, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties thereto, Bank of America, N.A. as administrative agent, collateral agent and swingline lender each Fronting Bank party thereto and each of the New Revolver Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

10.3 10.4

Second Amendment to the ABL Credit Agreement, dated August 10, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties thereto, Bank of America, N.A. as administrative agent, collateral agent and swingline lender each Fronting Bank party thereto and each of the New Revolver Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2023).

Third Amendment to the ABL Credit Agreement, dated October 12, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties party thereto, the Incremental Revolver Lenders party and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).

10.5

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

10.7+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.8+	Target Hospitality 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.9+	Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.10+	Amendment to Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.11+	Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.12+

Amendment to Employment Agreement with Heidi D. Lewis.(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020).

10.13+

Second Amendment to Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.14+	Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.15+	Amendment to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.16+	Second Amendment to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.17+	Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2019).

10.18+	Amendment to Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.19+	Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 15, 2019).

10.20+

Amendment to Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.21+	Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021).

10.22+

Amendment to Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.23+	Form of Executive Nonqualified Stock Option Award Agreement (2019 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2019).

10.24+	Form of Executive Restricted Stock Unit Agreement (2019 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2019).

10.25+	Form of Executive Restricted Stock Unit Agreement (2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.26+	Form of Executive Nonqualified Stock Option Award Agreement (2020 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.27+	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2020).

10.28+

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

10.30+

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

10.32+

Executive Restricted Stock Units Termination Agreement, dated August 5, 2020, by and between the Company and James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2020).

10.33+	Form of Executive Restricted Stock Unit Agreement (2021 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.

10.34+	Form of Executive Stock Appreciation Rights Award Agreement (2021 Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.35+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2021).

10.36+	Form of Executive Restricted Stock Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.37+	Form of Executive Performance Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.38+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2022).

10.39+

Executive Performance Stock Unit Agreement, by and between the Target Hospitality Corp. and James B. Archer, dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

10.40+	Form of Executive Performance Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.41+	Form of Executive Restricted Stock Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.42+	Form of Executive Performance Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective March 15, 2019 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

19*	Securities Trading Policy of Target Hospitality Corp.

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023).

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Chief Executive Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification of Chief Financial Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

97*	Compensation Recovery Policy of Target Hospitality Corp.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Target Hospitality Corp.

Dated: March 13, 2024	By:	/s/ James B. Archer
Name: James B. Archer
Title: President & Chief Executive Officer

Signature	Title:	Date:

/s/ James B. Archer	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2024
James B. Archer

/s/ Jason P. Vlacich	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 13, 2024
Jason P. Vlacich

/s/ Stephen Robertson	Chairman of the Board	March 13, 2024
Stephen Robertson

/s/ Pamela H. Patenaude	Director	March 13, 2024
Pamela H. Patenaude

/s/ Alejandro Hernandez	Director	March 13, 2024
Alejandro Hernandez

/s/ Linda Medler	Director	March 13, 2024
Linda Medler

/s/ Martin Jimmerson	Director	March 13, 2024
Martin L. Jimmerson
/s/ John C. Dorman	Director	March 13, 2024
John C. Dorman