Form 10-Q
period 2024-03-31
Target Hospitality Corp.
filed 2024-05-08
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ⌧.

There were 100,277,272 shares of Common Stock, par value $0.0001 per share, outstanding as of May 3, 2024.

Target Hospitality Corp.

FORM 10-Q

March 31, 2024

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$124,302	$103,929
Accounts receivable, less allowance for credit losses of $593 and $550, respectively	53,839	67,092
Prepaid expenses and other assets	7,927	9,479
Total current assets	186,068	180,500

Specialty rental assets, net	342,985	349,064
Other property, plant and equipment, net	35,102	34,631
Operating lease right-of-use assets, net	16,495	19,698
Goodwill	41,038	41,038
Other intangible assets, net	62,919	66,282
Deferred financing costs revolver, net	2,328	2,479
Other non-current assets	234	661
Total assets	$687,169	$694,353

Liabilities
Current liabilities:
Accounts payable	$17,275	$20,926
Accrued liabilities	35,932	33,652
Deferred revenue and customer deposits	1,794	1,794
Current portion of operating lease obligations	10,240	11,914
Current portion of finance lease and other financing obligations (Note 8)	1,574	1,369
Current warrant liabilities	—	675
Total current liabilities	66,815	70,330

Other liabilities:
Long-term debt (Note 8):
Principal amount	181,446	181,446
Less: unamortized original issue discount	(2,202)	(2,619)
Less: unamortized term loan deferred financing costs	(617)	(734)
Long-term debt, net	178,627	178,093
Long-term finance lease and other financing obligations	1,270	1,024
Long-term operating lease obligations	7,025	8,426
Deferred revenue and customer deposits	3,227	3,675
Deferred tax liability	52,200	53,074
Asset retirement obligations	2,471	2,424
Total liabilities	311,635	317,046

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 111,810,528 issued and 100,105,423 outstanding as of March 31, 2024 and 111,091,266 issued and 101,660,601 outstanding as of December 31, 2023.	10	10
Common Stock in treasury at cost, 11,705,105 shares as of March 31, 2024 and 9,430,665 shares as of December 31, 2023.	(44,930)	(23,559)
Additional paid-in-capital	141,614	142,379
Accumulated other comprehensive loss	(2,658)	(2,638)
Accumulated earnings	281,498	261,115
Total stockholders' equity	375,534	377,307
Total liabilities and stockholders' equity	$687,169	$694,353

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue:
Services income	$72,398	$94,836
Specialty rental income	34,274	52,983
Total revenue	106,672	147,819
Costs:
Services	36,915	39,700
Specialty rental	5,908	8,559
Depreciation of specialty rental assets	14,781	17,597
Gross profit	49,068	81,963
Selling, general and administrative	14,855	15,199
Other depreciation and amortization	3,885	3,803
Other expense (income), net	(110)	1,004
Operating income	30,438	61,957
Loss on extinguishment of debt	—	2,128
Interest expense, net	4,587	7,498
Change in fair value of warrant liabilities	(675)	(3,711)
Income before income tax	26,526	56,042
Income tax expense	6,143	12,217
Net income	20,383	43,825
Change in fair value of warrant liabilities	—	(3,711)
Net income attributable to common stockholders - diluted	20,383	40,114

Other comprehensive loss
Foreign currency translation	(20)	(21)
Comprehensive income	$20,363	$43,804

Weighted average number shares outstanding - basic	100,657,706	100,643,271
Weighted average number shares outstanding - diluted	102,362,542	106,257,448

Net income per share - basic	$0.20	$0.44
Net income per share - diluted	$0.20	$0.38

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

($ in thousands)

					Additional	Accumulated		Total
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity
Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847
Adoption of ASC 326	—	—	—	—	—	—	(268)	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579
Net income	—	—	—	—	—	—	43,825	43,825
Stock-based compensation, net	643,662	—	—	—	2,112	—	—	2,112
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,177)	—	—	(6,177)
Cumulative translation adjustment	—	—	—	—	—	(21)	—	(21)
Issuance of Common Stock from exercise of warrants	2,869	—	—	—	42	—	—	42
Issuance of Common Stock from exercise of stock options	410,226	—	—	—	1,252	—	—	1,252
Balances at March 31, 2023	101,373,458	$10	9,430,665	$(23,559)	$136,516	$(2,595)	$131,240	$241,612

Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307
Net income	—	—	—	—	—	—	20,383	20,383
Stock-based compensation, net	658,659	—	—	—	1,579	—	—	1,579
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,615)	—	—	(2,615)
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3
Issuance of Common Stock from exercise of stock options	59,524	—	—	—	268	—	—	268
Repurchase of Common Stock as part of share repurchase program	(2,274,440)	—	2,274,440	(21,371)	—	—	—	(21,371)
Balances at March 31, 2024	100,105,423	$10	11,705,105	$(44,930)	$141,614	$(2,658)	$281,498	$375,534

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$20,383	$43,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,303	18,065
Amortization of intangible assets	3,363	3,335
Noncash operating lease expense	2,842	4,718
Accretion of asset retirement obligation	46	43
Amortization of deferred financing costs	268	1,090
Amortization of original issue discount	417	193
Change in fair value of warrant liabilities	(675)	(3,711)
Stock-based compensation expense	2,748	5,646
Gain on disposal of specialty rental assets and other property, plant and equipment	(42)	(104)
Loss on extinguishment of debt	—	2,128
Deferred income taxes	(874)	7,888
Provision for credit losses on receivables, net of recoveries	43	99
Changes in operating assets and liabilities
Accounts receivable	13,253	(11,005)
Prepaid expenses and other assets	1,551	4,629
Accounts payable and other accrued liabilities	(5,281)	(24,294)
Deferred revenue and customer deposits	(448)	(34,985)
Operating lease obligation	(2,713)	(3,354)
Other non-current assets and liabilities	407	323
Net cash provided by operating activities	50,591	14,529
Cash flows from investing activities:
Purchase of specialty rental assets	(8,825)	(23,002)
Purchase of property, plant, and equipment	(135)	(1,015)
Acquired intangible assets	—	(4,547)
Proceeds from sale of specialty rental assets and other property, plant and equipment	42	119
Net cash used in investing activities	(8,918)	(28,445)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(407)	(356)
Repayment of Senior Notes	—	(125,000)
Repurchase of Common Stock	(21,160)	—
Proceeds from issuance of Common Stock from exercise of warrants	3	42
Proceeds from issuance of Common Stock from exercise of options	268	1,252
Payment of deferred financing costs	—	(1,263)
Net cash used in financing activities	(21,296)	(125,325)

Effect of exchange rate changes on cash and cash equivalents	(4)	6

Net increase (decrease) in cash and cash equivalents	20,373	(139,235)
Cash and cash equivalents - beginning of period	103,929	181,673
Cash and cash equivalents - end of period	$124,302	$42,438

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(7,243)
Non-cash change in accrued excise tax on repurchase of Common Stock	$(211)	$—
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(2,615)	$(6,177)
Non-cash change in finance lease obligations	$(858)	$(562)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with Target Hospitality’s Annual Report on the Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of March 31, 2024, and results of operations for the three months ended March 31, 2024 and 2023, and cash flows for three months ended March 31, 2024 and 2023. The consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated balance sheets of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

Recent Developments

On March 25, 2024, the Company announced that the Board of Directors of the Company (“the Board”) received an unsolicited non-binding proposal from Arrow Holdings S.à r.l. (“Arrow”), an affiliate of TDR, to acquire all of the outstanding shares of Common Stock of the Company that are not owned by any of Arrow, any investment fund managed by TDR or any of their respective affiliates, for cash consideration of $10.80 per share (the “Proposal”).

The Board has established a special committee of independent directors (the "Special Committee"), and the Special Committee has retained Centerview Partners LLC and Ardea Partners LP as its financial advisors and Cravath, Swaine & Moore LLP as its legal advisor. The Special Committee has commenced its review and evaluation of the Proposal.

The Special Committee has made no decision at this time with respect to the Proposal, and the Company does not undertake any obligation to provide any updates with respect to the Proposal or any other transaction, except as required by applicable law or other regulatory requirements. There can be no assurance that any transaction will result from the Special Committee’s evaluation of the Proposal, or, if so, the timing, terms and conditions of such transaction.

2. Revenue

Total revenue recognized under contracts recognized under ASC 606 was approximately $72.4 million and $94.8 million for the three months ended March 31, 2024 and 2023, respectively, while specialty rental income was $34.3 million and $53.0 million subject to the guidance of ASC 842 for the three months ended March 31, 2024 and 2023, respectively.

The following table disaggregates our services income by our two reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, and All Other for the dates indicated below:

	For the Three Months Ended
	March 31,
	2024	2023
HFS – South	$35,713	$34,288

Government	$34,553	$58,004

All Other	$2,132	$2,544

Total services revenues	$72,398	$94,836

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

	For Three Months Ended
	March 31,
	2024	2023
Balances at Beginning of the Period	$5,469	$125,519
Revenue recognized	(448)	(34,985)
Balances at End of the Period	$5,021	$90,534

As of March 31, 2024, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2024	2025	2026	Total
Revenue expected to be recognized as of March 31, 2024	$86,218	$21,931	$14,328	$122,477

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2024	2023
Specialty rental assets	$757,673	$751,181
Construction-in-process	5,364	3,665
Less: accumulated depreciation	(420,052)	(405,782)
Specialty rental assets, net	$342,985	$349,064

For the three months ended March 31, 2024 and 2023, depreciation expense of specialty rental assets was $14.8 million and $17.6 million, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. During the three months ended March 31, 2024, the Company disposed of assets with accumulated depreciation of approximately $0.2 million along with the related gross cost of approximately $0.2 million. During the three months ended March 31, 2024, there was also a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.3 million with no net impact to specialty rental assets, net. During the three months ended March 31, 2023, the Company disposed of assets with accumulated depreciation of approximately $8.6 million along with the related gross cost of approximately $8.6 million. These disposals were associated with fully depreciated asset retirement costs as well as a sale of assets.  The asset disposal resulted in disposal costs of approximately $1.2 million while the sale resulted in a gain on sale of assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the three months ended March 31, 2023.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2024	2023
Land	$31,111	$31,111
Buildings and leasehold improvements	905	901
Machinery and office equipment	1,972	1,820
Other	9,426	8,589
	43,414	42,421
Less: accumulated depreciation	(8,312)	(7,790)
Total other property, plant and equipment, net	$35,102	$34,631

For the three months ended March 31, 2024 and 2023, depreciation expense related to other property, plant and equipment was $0.5 million and $0.5 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2023	$41,038
Changes in Goodwill	-
Balance at December 31, 2023	41,038
Changes in Goodwill	-
Balance at March 31, 2024	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	3.6	$133,105	$(86,851)	$46,254
Non-compete agreement	3.8	349	(84)	265
Total		133,454	(86,935)	46,519
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(86,935)	$62,919

	December 31, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	3.9	$133,105	$(83,505)	$49,600
Non-compete agreement	4.1	349	(67)	282
Total		133,454	(83,572)	49,882
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(83,572)	$66,282

For the three months ended March 31, 2024 and 2023, amortization expense related to intangible assets was $3.4 million and $3.3 million, respectively and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

The estimated aggregate amortization expense as of March 31, 2024 for each of the next five years and thereafter is as follows:

Rest of 2024	$10,112
2025	13,475
2026	12,879
2027	8,270
2028	778
Thereafter	1,005
Total	$46,519

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	March 31,	December 31,
	2024	2023
Cloud computing implementation costs	$7,434	$7,428
Less: accumulated amortization	(7,200)	(6,767)
Other non-current assets	$234	$661

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2024	2023
Employee accrued compensation expense	$7,221	$9,583
Other accrued liabilities	27,678	20,656
Accrued interest on debt	1,033	3,413
Total accrued liabilities	$35,932	$33,652

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, liability-based stock compensation awards (see Note 15), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes”) under an indenture dated March 15, 2019 (the “2024 Notes Indenture”). The 2024 Notes Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “2024 Senior Secured Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semi-annually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. The redemption was accounted for as a partial extinguishment of debt. In connection with the Notes Exchange Offer (defined in the Company’s 2023 Form 10-K), approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco on November 1, 2023 for new 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”). Following this exchange and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0 as of December 31, 2023. As such, none of the 2024 Senior Secured Notes remain outstanding. Refer to the “Notes Exchange Offer” section within Note 8 of the Company’s 2023 Form 10-K for further discussion regarding the exchange and subsequent pay off of the remaining 2024 Senior Secured Notes.

Senior Secured Notes 2025

In connection with the Notes Exchange Offer, as previously mentioned, on November 1, 2023 (the “Notes Exchange Offer Settlement Date”), approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of the 2025 Senior Secured Notes pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). The 2025 Senior Secured Notes will mature on June 15, 2025. Interest on the 2025 Senior Secured Notes will accrue at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, and began March 15, 2024.

Refer to the table below for a description of the amounts related to the 2025 Senior Secured Notes, which are recognized within long-term debt, net in the accompanying consolidated balance sheet as of March 31, 2024.

March 31,
2024
Principal amount of 10.75% Senior Secured Notes, due 2025	$181,446
Less: unamortized original issue discount	(2,202)
Less: unamortized term loan deferred financing costs	(617)
Long-term debt, net	$178,627

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

The 2025 Senior Secured Notes are unconditionally guaranteed by Topaz and each of Arrow Bidco’s direct and indirect wholly-owned domestic subsidiaries (collectively, the “2025 Note Guarantors”). Target Hospitality is not an issuer or a guarantor of the 2025 Senior Secured Notes. The 2025 Note Guarantors are either borrowers or guarantors under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any 2025 Note Guarantor, such 2025 Note Guarantor is also released from obligations under the 2025 Senior Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of Arrow Bidco and the 2025 Note Guarantors (subject to customary exclusions). The guarantees of the 2025 Senior Secured Notes by TLM Equipment, LLC, a Delaware limited liability company which holds certain of Target Hospitality’s assets, are subordinated to its obligations under the ABL Facility (as defined below).

The 2025 Senior Secured Notes Indenture contains covenants that limit Arrow Bidco’s and its subsidiaries’ ability to, among other things, (i) incur or guarantee additional debt and issue certain types of stock, (ii) create or incur certain liens, (iii) make certain payments, including dividends or other distributions, (iv) prepay or redeem junior debt, (v) make certain investments or acquisitions, including participating in joint ventures, (vi) engage in certain transactions with affiliates and (vii) sell assets, consolidate or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, Arrow Bidco must offer to repurchase the 2025 Senior Secured Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, but excluding, the applicable repurchase date. The 2025 Senior Secured Notes Indenture also provides for events of default, to which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding 2025 Senior Secured Notes to be due and payable immediately.

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

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of approximately $2.7 million and the unamortized balance of approximately $2.2 million is presented on the face of the consolidated balance sheet as of March 31, 2024 as a reduction of the principal. The discount is amortized over the life of the 2025 Senior Secured Notes using the effective interest method.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of March 31, 2024 consisted of approximately $2.8 million of finance leases. The finance leases pertain to leases entered into during 2017 through March 31, 2024, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2027.

The Company’s finance lease and other financing obligations as of December 31, 2023 consisted of approximately $2.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019 (the “Closing Date”), Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the three months ended March 31, 2024, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of March 31, 2024.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. As a result of the First Amendment, the termination date of the ABL Facility was extended from September 15, 2023 to February 1, 2028, which extended termination date was subject to a springing maturity that would have accelerated the maturity of the ABL Facility. On August 10, 2023, Arrow Bidco and certain of the Company’s other subsidiaries entered into a second amendment (the “Second Amendment”) to the ABL Facility. The Second Amendment amended the ABL Facility to, among other things, modify the springing maturity that would have accelerated the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remained outstanding from the date that was six months prior to the stated maturity date thereof to the date that was ninety-one days prior to the stated maturity date thereof.  Finally, the Third Amendment amended the ABL Facility to, among other things, set the termination date of the ABL Facility to February 1, 2028, subject to springing maturity triggers that will accelerate the maturity of the ABL Facility if: (i) any of the 2024 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof or (ii) any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof. As previously mentioned, none of the 2024 Senior Secured Notes remain outstanding.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	March 31,	December 31,
	2024	2023
Finance lease and other financing obligations	$2,844	$2,393
10.75% Senior Secured Notes due 2025, face amount	181,446	181,446
Less: unamortized original issue discount	(2,202)	(2,619)
Less: unamortized term loan deferred financing costs	(617)	(734)
Total debt, net	181,471	180,486
Less: current maturities	(1,574)	(1,369)
Total long-term debt	$179,897	$179,117

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income for the periods indicated below consist of the following, including the components of interest expense, net on the 2024 and 2025 Senior Secured Notes (collectively, the “Notes”):

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Interest incurred on finance lease and other financing obligations	$66	$41
Interest expense incurred on ABL Facility and Notes	5,042	7,470
Amortization of deferred financing costs on ABL Facility and Notes	268	1,090
Amortization of original issue discount on Notes	417	193
Interest income	(1,206)	(1,296)
Interest expense, net	$4,587	$7,498

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Accumulated amortization expense related to the deferred financing costs was approximately $13.7 million and $13.5 million as of March 31, 2024 and December 31, 2023, respectively. Accumulated amortization of the original issue discount was approximately $3.4 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the three months ended March 31, 2023.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $5.4 million and $5.3 million as of March 31, 2024 and December 31, 2023, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 within deferred financing costs revolver, net. In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders for the three months ended March 31, 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.4 million and $1.0 million of deferred financing costs as a result of the First Amendment and Third Amendment of the ABL Facility, which are capitalized and presented on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2024 and 2023, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of March 31, 2024, consists of the following:

Rest of 2024	$1,292
2025	182,472
2026	466
2027	60
Total	$184,290

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. For the three months ended March 31, 2024 and 2023, the change in the estimated fair value of the Private Warrants resulted in a gain of approximately ($0.7) million and ($3.7) million, respectively. As of March 31, 2024 and 2023, 0 and 1,533,334, Private Warrants were outstanding, respectively. The Private Warrants expired unredeemed on March 15, 2024 and are no longer outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	March 31,	December 31,
	2024	2023
Warrant liabilities	$—	$675
Total	$—	$675

10. Income Taxes

Income tax expense was approximately $6.1 million and $12.2 million for the three months ended March 31, 2024 and 2023 respectively. The effective tax rate for the three months ended March 31, 2024 and 2023, was 23.2% and 21.8%, respectively. The fluctuation in the rate for the three months ended March 31, 2024 and 2023, respectively, results primarily from the relationship of year-to-date income before income tax for the three months ended March 31, 2024 and 2023, respectively.

The effective tax rates for the three months ended March 31, 2024 and 2023, respectively, differs from the US federal statutory rate of 21% primarily due to the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2024		December 31, 2023
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(178,627)	$(187,797)	$(178,093)	$(187,797)

Recurring fair value measurements

Level 3 Disclosures:

There were 0 and 1,533,334 Private Warrants outstanding as of March 31, 2024 and December 31, 2023, respectively. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.00 and $0.44 as of March 31, 2024 and December 31, 2023, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		March 31,	December 31,
		2024	2023
Exercise Price		$11.50	$11.50
Stock Price		$8.91	$9.73
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		0.00	0.20
Risk-Free Interest Rate	%	5.37%	5.31
Expected Volatility	%	0.00%	56.00
Per Share Value of Warrants		$0.00	$0.44

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2024:

Private Placement Warrants
Balance at December 31, 2023	$675
Change in fair value of warrant liabilities	(675)
Balance at March 31, 2024	$—

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023. The Private Warrants expired unredeemed on March 15, 2024 and are no longer outstanding.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three months ended March 31, 2024 and 2023. The following table reconciles net income attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Numerator
Net income attributable to Common Stockholders - basic	$20,383	$43,825
Change in fair value of warrant liabilities	—	(3,711)
Net income attributable to Common Stockholders - diluted	$20,383	$40,114

Denominator
Weighted average shares outstanding - basic	100,657,706	100,643,271
Dilutive effect of outstanding securities:
Warrants	—	2,264,522
PSUs	435,040	489,063
SARs	292,842	224,796
Stock Options	245,130	797,457
RSUs	731,824	1,838,339
Weighted average shares outstanding - diluted	102,362,542	106,257,448

Net income per share - basic	$0.20	$0.44
Net income per share - diluted	$0.20	$0.38

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator. The Public and Private Warrants representing a total of 8,058,787 shares of the Company’s Common Stock for the three months ended March 31, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. No Public or Private Warrants were outstanding as of March 31, 2024 given they expired on March 15, 2024; therefore, the Public and Private Warrants had no impact on the computation of diluted EPS for the three months ended March 31, 2024.

As discussed in Note 15, stock-based compensation awards were outstanding for the three months ended March 31, 2024 and 2023. These stock-based compensation awards were included in the computation of diluted EPS for the three months ended March 31, 2023 because their effect is dilutive as noted in the above table. For the three months ended March 31, 2024, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 919,082 of contingently issuable PSUs were excluded from the computation of diluted EPS for the three months ended March 31, 2024 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 294,082 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 15) and 625,000 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in the Company’s 2023 Form 10-K.

Shares of treasury stock have been excluded from the computation of EPS.

14. Stockholders’ Equity

Common Stock

As of March 31, 2024 and December 31, 2023, Target Hospitality had 111,810,528 and 111,091,266 shares of Common Stock, par value $0.0001 per share issued with 100,105,423 and 101,660,601 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2024, no preferred shares were issued and outstanding.

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

Each Public Warrant entitled the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will upon exercise, round down to the nearest whole number, the number of shares to be issued to the Public Warrant holder. Each Public Warrant became exercisable 30 days after the formation of the Company.

During the three months ended March 31, 2023, holders of Public Warrants exercised 2,869 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 2,869 shares of Common Stock. During the three months ended March 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of March 31, 2024, the Company had 0 Public Warrants issued and outstanding given they expired on March 15, 2024.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the three months ended March 31, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet as of March 31, 2024 in an amount of approximately $0.2 million.

On November 3, 2022, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, applicable legal requirements, contractual obligations, and other factors. Any shares of common stock repurchased will be held as treasury shares.

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. During the three months ended March 31, 2024, the Company repurchased 2,274,440 shares of Common Stock for an aggregated price of approximately $21.2 million (excluding the excise tax discussed above). As of March 31, 2024, the stock repurchase program had a remaining capacity of approximately $78.8 million.

15. Stock-Based Compensation

On February 29, 2024, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company adopted a new form 2024 Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form 2024 Executive Performance Stock Unit Agreement (the “PSU Agreement” together with the RSU Agreement, the “Award Agreements”) with respect to the granting of restricted stock units (“RSUs”) and performance stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (as amended, the “Plan”). The new Award Agreements will be used for all awards to executive officers made on or after February 29, 2024.

The RSU Agreement has material terms that are substantially similar to those in the form 2023 Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company in the 2023 Form 10-K.

Each PSU awarded under the PSU Agreement represents the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the PSU Agreement is based on the Company’s Total Shareholder Return (the “TSR Based Award”) performance and the Company’s Diversification EBITDA (as defined in the PSU Agreement) (the “Diversification EBITDA Based Award”), each measured based on the applicable Performance Period specified in the PSU Agreement. The number of PSUs that vest pursuant to the TSR Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the achievement of a specified percentile rank during the applicable Performance Period. The number of PSUs that vest pursuant to the Diversification EBITDA Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the Company’s Diversification EBITDA (as defined in the PSU Agreement) during the applicable Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

Restricted Stock Units

On February 29, 2024, the Compensation Committee awarded an aggregate of 350,128 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	1,682,206	$4.65
Granted	350,128	9.68
Vested	(936,922)	3.30
Forfeited	(107,717)	5.82
Balance at March 31, 2024	987,695	$7.66

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, was approximately $1.2 million and $1.3 million, respectively, with an associated tax benefit of approximately $0.3 million and $0.3 million, respectively. At March 31, 2024, unrecognized compensation expense related to RSUs totaled approximately $7.8 million and is expected to be recognized over a remaining term of approximately 2.98 years.

Performance Stock Units

On February 29, 2024, the Company awarded an aggregate of 203,057 PSUs to certain of the Company’s executive officers and employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of the Company’s Diversification EBITDA and TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 36.30%, the term was 2.84 years, the correlation coefficient was 0.5832, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.41%, which resulted in a calculated fair value of approximately $13.50 per PSU as of the grant date.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	1,358,868	$5.23
Granted	203,057	11.59
Forfeited	(160,518)	6.36
Balance at March 31, 2024	1,401,407	$6.02

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the three months ended March 31, 2024 and 2023, was approximately $0.4 million and $0.7 million, respectively, with an associated tax benefit of approximately $0.2 million and $0.2 million, respectively. At March 31, 2024, unrecognized compensation expense related to PSUs totaled approximately $5.0 million and is expected to be recognized over a remaining term of approximately 2.08 years.

Stock Option Awards

During the three months ended March 31, 2024, there were changes in stock options as shown in the following table.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in thousands)
Outstanding Options at December 31, 2023	740,439	$6.55	5.17	$2,570
Exercised	(59,524)	4.51	-	241
Vested and expired	(29,941)	10.83	-	-
Outstanding Options at March 31, 2024	650,974	$6.54	5.60	$2,820

650,974 stock options were exercisable at March 31, 2024.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, was approximately $0.1 million and $0.2 million, respectively, with an associated tax benefit of approximately less than $0.1 million and less than $0.1 million, respectively. At March 31, 2024, there was no unrecognized compensation expense related to stock options.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Weighted average expected stock volatility (range)%	25.94 - 30.90
Expected dividend yield %	0.00
Expected term (years)	6.25
Risk-free interest rate (range)%	0.82 - 2.26
Exercise price (range)	$4.51 - 10.83

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company did not have a sufficient trading history as a stand-alone public company to calculate volatility at the time of estimating the fair value of each option at the grant date. Additionally, due to an insufficient history with respect to stock option activity and post vesting cancellations, the expected term assumption is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-

Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of Common Stock.

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the three months ended March 31, 2024.

Stock Appreciation Right Awards

As approved by the Compensation Committee, 755,436 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $10.0 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price; during the first quarter of 2023.

During the three months ended March 31, 2024, as approved by the Compensation Committee, 163,043 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $1.3 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price.

The table below represents the changes in SARs:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2023	714,539	$1.82	7.17
Exercised	(163,043)	1.79	-
Outstanding SARs at March 31, 2024	551,496	$1.83	6.92

538,043 SARs were exercisable at a weighted average exercise price of $1.79 at March 31, 2024.

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards. The Company recognized a liability associated with its SARs of approximately $5.2 million as of March 31, 2024, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2024. The liability associated with these SAR awards recognized as of December 31, 2023, was approximately $5.4 million, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2023. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At March 31, 2024, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 79.06% and 78.83%, the term was 3.46 years and 3.77 years, the dividend rate was 0.0% and 0.0%, the risk-free interest rate was approximately 4.31% and 4.28%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $9.54 and $8.68 per SAR, respectively, as of March 31, 2024. At December 31, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 35.78% and 53.39%, the term was 0.08 years and 0.30 years, the dividend yield was 0.0% and 0.0%, the risk-free rate was approximately 5.52% and 5.33%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $7.95 and $6.25 per SAR, respectively, as of December 31, 2023.

The estimated weighted-average fair value of each SAR as of March 31, 2024 and December 31, 2023 was $9.52 and $7.96, respectively.  Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For three months ended March 31, 2024 and 2023, the Company recognized compensation expense related to these awards of approximately $1.2 million and $3.5 million, respectively, in selling, general and administrative expense in the consolidated statements of comprehensive income. At March 31, 2024, unrecognized compensation expense related to SARs totaled less than $0.1 million and is expected to be recognized over a remaining weighted-average term of approximately 0.01 years. At March 31, 2024, the intrinsic value of the SARs was approximately $5.0 million.

The volatility assumption used in the Black-Scholes option-pricing model for purposes of estimating the fair value as of December 31, 2023 and the grant date, is based on peer group volatility as the Company did not have a sufficient trading history as a stand-alone public company to calculate volatility as of December 31, 2023 and as of the grant date. Additionally, due to an insufficient history with respect to stock appreciation right activity and post vesting cancellations, the expected term assumption on the grant date and as of March 31, 2024 is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of common stock.

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited during the three months ended March 31, 2024.

16. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the three months ended March 31, 2024 and 2023, we recognized expense of $0.4 million and $0.4 million, respectively.

17. Business Segments

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

The table below presents information about reported segments for the dates indicated below:

2024

	HFS - South	Government	All Other		Total
For the Three Months Ended March 31, 2024
Revenue	$36,934	$67,607	$2,131	(a)	$106,672
Adjusted gross profit	$12,842	$52,433	$(1,426)		$63,849
Total Assets	$181,240	$205,802	$30,082		$417,124

2023

	HFS - South	Government	All Other		Total
For the Three Months Ended March 31, 2023
Revenue	$35,772	$109,503	$2,544	(a)	$147,819
Adjusted gross profit	$11,656	$88,774	$(870)		$99,560
Total Assets (as of December 31, 2023)	$184,453	$207,409	$30,987		$422,849
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Total reportable segment adjusted gross profit	$65,275	$100,430
Other adjusted gross profit	(1,426)	(870)
Depreciation and amortization	(18,666)	(21,400)
Selling, general, and administrative expenses	(14,855)	(15,199)
Other income (expense), net	110	(1,004)
Loss on extinguishment of debt	—	(2,128)
Interest expense, net	(4,587)	(7,498)
Change in fair value of warrant liabilities	675	3,711
Consolidated income before income taxes	$26,526	$56,042

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2024	December 31, 2023
Total reportable segment assets	$387,042	$391,862
Other assets	32,083	32,871
Other unallocated amounts	268,044	269,620
Total Assets	$687,169	$694,353

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2024	December 31, 2023
Total current assets	$186,068	$180,500
Other intangible assets, net	62,919	66,282
Operating lease right-of-use assets, net	16,495	19,698
Deferred financing costs revolver, net	2,328	2,479
Other non-current assets	234	661
Total other unallocated amounts of assets	$268,044	$269,620

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS and Government segments;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	changes in end-user demand requirements, including variable occupancy levels associated with contracts in the Government segment;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Biden administration or any future administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems;

●	our ability to refinance debt on favorable terms and meet our debt service requirements and obligations; and

●	risks related to Arrow Bidco’s obligations under the 2025 Senior Secured Notes.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of March 31, 2024, our network included 28 communities, to better serve our customers across the US and Canada.

Economic Update

During the three months ended March 31, 2024, the Company continued to experience increasing revenue in the HFS – South segment as compared to the first quarter of 2023. The Company’s Government segment continued to benefit from the Pecos Children’s Center (“PCC”) and the New PCC Contract that became effective November 16, 2023. The PCC Community contributed lower revenues as compared to the first quarter of 2023 driven primarily by lower non-cash revenue amortization of an advanced payment for community expansion associated with the prior contract that became fully amortized as of November 2023, and to a lesser extent, by a decrease in the minimum lease revenue component of the New PCC Contract compared to the prior contract that ended in November 2023. The Company generated cash inflows from operations for the three months ended March 31, 2024 of approximately $50.6 million compared to approximately $14.5 million for the three months ended March 31, 2023, representing an increase in cash flows from operations of approximately $36.1 million or 248% driven by an increase in cash collections, a decrease in operating expenses, and an $8.6 million decrease in cash paid for interest driven by a significant reduction in debt outstanding during the current period compared to the prior period. During the three months ended March 31, 2024, the Company also purchased 2,274,440 shares of Common Stock for an aggregate purchase price of approximately $21.2 million (exclusive of estimated excise taxes of approximately $0.2 million).

For the three months ended March 31, 2024, other key drivers of financial performance included:

●	Decreased revenue of $41.1 million, or 28% compared to the same period in 2023, driven by lower revenue generated from the Government segment primarily from lower non-cash revenue amortization of an advanced payment for community build-out and mobilization of asset activities associated with the Company’s PCC community, which was fully amortized as of November 2023 in line with the prior PCC Contract termination date, partially offset by an increase in revenue from the HFS – South segment led by an increase in customer activity and average daily rate.
●	Generated net income of approximately $20.4 million for three months ended March 31, 2024, as compared to a net income of approximately $43.8 million for the three months ended March 31, 2023, which is primarily attributable to a decrease in revenue and the change in the estimated fair value of warrant liabilities, partially offset by a decrease service costs driven primarily by lower costs in the Government segment as a result of operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, a decrease in specialty rental costs, a decrease in depreciation of specialty rental assets, a decrease in loss on extinguishment of debt, a decrease in interest expense, net led by a significant reduction in debt, a decrease in selling, general, and administrative expenses, a decrease in asset disposal costs reported in other expense (income), net, and a decrease in income tax expense led by a decrease in income before income tax.
●	Generated consolidated Adjusted EBITDA of $53.7 million representing a decrease of $36.9 million, or 41% as compared to the same period in 2023, driven primarily by the decrease in revenue led by the lower non-cash revenue amortization mentioned above that ended in November 2023 associated with the prior PCC Contract, partially offset by an 11% decrease in operating expenses comprised of a decrease in services costs and specialty rental costs.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our Government segment, including the South Texas Family Residential Center and several communities in West, Texas supporting critical United States government humanitarian aid efforts, delivers essential services and accommodations near the southern United States border where there is insufficient housing and infrastructure solutions to appropriately care for asylum-seeking families and unaccompanied minor immigrants.  Demand for these communities and services is influenced by immigration activity, where continued increases in migrant populations has increased government spending and demand for appropriate government supported solutions.

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

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in our 2023 Form 10-K. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 68% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 32% of revenues were earned through leasing of lodging facilities for the three months ended March 31, 2024. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure, which we define as revenues less cost of sales, excluding impairment and depreciation of specialty rental assets to measure our financial performance.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight into the financial performance of our revenue streams without consideration of company overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our budgets and internal projections and to prior period results for a given period in order to assess our performance.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment

During the year ended December 31, 2022, the Company executed the Expanded Humanitarian Contract that went into effect in May 2022 to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the United States Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021. The Expanded Humanitarian Contract operated with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the Expanded Humanitarian Contract included occupancy-based variable services revenue that aligned with active community population. The minimum revenue commitments, which consisted of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provided for a minimum annual revenue contribution of approximately $390 million and was fully committed over its initial contract term. Inclusive of all potential occupancy-based variable services revenue, the Expanded Humanitarian Contract provided for a maximum initial annual total contract amount of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded Humanitarian Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. The Expanded Humanitarian Contract expired as of November 15, 2023. The non-recurring infrastructure enhancement revenue was generated from an advance payment made during the year ended December 31, 2022 for the community build-out, and mobilization of asset activities related to the community expansion associated with the Expanded Humanitarian Contract.  The advanced payment was determined to be related to future services to be amortized to revenue over the estimated term of the Expanded Humanitarian Contract.  This advance payment revenue amortization ended when the Expanded Humanitarian Contract expired on November 15, 2023.  As such, the prior period included this revenue amortization in the amount of approximately $34.5 million whereas the current period does not. Additionally, the Expanded Humanitarian Contract included an annual minimum lease revenue commitment of approximately $196 million that impacted the prior period compared to the current period being impacted by an annual minimum lease revenue commitment of approximately $178 million under the New PCC Contract explained below.

During the year ended December 31, 2023, the Company executed the New PCC Contract, pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the United States Government, that replaced the Expanded Humanitarian Contract and became effective on November 16, 2023. The New PCC Contract includes a one-year base period through November 15, 2024, an option to extend for up to four additional one-year periods, and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. Under the New PCC Contract, the Company will maintain similar facility size and operational scope compared to the Expanded Humanitarian Contract. The New PCC Contract operates with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the New PCC Contract includes occupancy-based variable services revenue that will align with active community population. The minimum revenue commitments, which consist of annual recurring lease revenue, provide for a minimum annual revenue contribution of approximately $178 million. Assuming all option periods are exercised, the 5-year cumulative minimum revenue commitment of the New PCC Contract is expected to be approximately $892 million through 2028.

As such, the change from the prior Expanded Humanitarian Contract to the New PCC Contract impacts comparability between periods.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2024 and 2023($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenue:
Services income	$72,398	$94,836	$(22,438)	(24)%
Specialty rental income	34,274	52,983	(18,709)	(35)%
Total revenue	106,672	147,819	(41,147)	(28)%
Costs:
Services	36,915	39,700	(2,785)	(7)%
Specialty rental	5,908	8,559	(2,651)	(31)%
Depreciation of specialty rental assets	14,781	17,597	(2,816)	(16)%
Gross Profit	49,068	81,963	(32,895)	(40)%
Selling, general and administrative	14,855	15,199	(344)	(2)%
Other depreciation and amortization	3,885	3,803	82	2%
Other expense (income), net	(110)	1,004	(1,114)	(111)%
Operating income	30,438	61,957	(31,519)	(51)%
Loss on extinguishment of debt	—	2,128	(2,128)	(100)%
Interest expense, net	4,587	7,498	(2,911)	(39)%
Change in fair value of warrant liabilities	(675)	(3,711)	3,036	(82)%
Income before income tax	26,526	56,042	(29,516)	(53)%
Income tax expense	6,143	12,217	(6,074)	(50)%
Net income	$20,383	$43,825	$(23,442)	(53)%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Total Revenue. Total revenue was $106.7 million for the three months ended March 31, 2024 and consisted of $72.4 million of services income and $34.3 million of specialty rental income. Total revenue for the three months ended March 31, 2023 was $147.8 million, which consisted of $94.8 million of services income and $53.0 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue year over year was lower revenue in the Government segment in the current period from the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Humanitarian Contract that expired on November 15, 2023 and partially by lower minimum lease revenue generated by the New PCC contract in the current period, partially offset by a continued increase in revenue in the HFS – South segment led by an increase in average daily rate and an increase in customer activity.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment from the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Humanitarian Contract that expired on November 15, 2023 and partially by lower minimum lease revenue generated by the New PCC contract in the current period.

Cost of services. Cost of services was $36.9 million for the three months ended March 31, 2024 as compared to $39.7 million for the three months ended March 31, 2023. The decrease in services costs is primarily due to a decrease in services costs from the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment.

Specialty rental costs. Specialty rental costs were $5.9 million for the three months ended March 31, 2024 as compared to $8.6 million for the three months ended March 31, 2023. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by operational efficiencies and  reduced leasing costs associated with certain leases that were terminated at the PCC Community.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $14.8 million for the three months ended March 31, 2024 as compared to $17.6 million for the three months ended March 31, 2023. The decrease in depreciation expense is primarily attributable to a decrease in depreciation on certain specialty rental assets and related leasehold improvements acquired or built in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner, which became fully depreciated during the year ended December 31, 2023.

Selling, general and administrative. Selling, general and administrative was $14.9 million for the three months ended March 31, 2024 as compared to $15.2 million for the three months ended March 31, 2023. The decrease in selling, general and administrative expense of $0.3 million was primarily driven by a decrease in stock compensation expense of approximately $2.8 million from the liability-based stock appreciation right awards (“SARs”) led by a lower number of SAR awards outstanding during the current period compared to the prior period as approximately 50% of such awards were vested and exercised during the first quarter of 2023. This was partially offset by an increase in severance of approximately $1 million for certain terminated employees during the three months ended March 31, 2024, other compensation and benefits cost increases of approximately $0.8 million, audit fee increases of approximately $0.4 million, and an increase in transaction fees of approximately $0.2 million associated with certain transactions, including the Proposal described in “Recent Developments” in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Other depreciation and amortization. Other depreciation and amortization expense was $3.9 million for the three months ended March 31, 2024 as compared to $3.8 million for the three months ended March 31, 2023. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was ($0.1) million for the three months ended March 31, 2024 as compared to $1.0 million for the three months ended March 31, 2023. The decrease in expense was primarily driven by the prior period including costs incurred on the disposal of assets in the All Other segment category, which didn’t recur in the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $0 for the three months ended March 31, 2024 as compared to $2.1 million for three months ended March 31, 2023. The decrease in loss on extinguishment of debt is due to the partial redemption of the 2024 Senior Secured Notes on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. Approximately $0.4 million of the change related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the First Amendment to the ABL Facility on February 1, 2023. No such activity occurred in the current period.

Interest expense, net. Interest expense, net was $4.6 million for the three months ended March 31, 2024 as compared to $7.5 million for the three months ended March 31, 2023. The change in interest expense, net was primarily driven by a decrease in interest expense on the Senior Secured Notes driven by the lower outstanding debt balance in the current period as approximately $153.1 million of the Senior Secured Notes were paid off during the year ended December 31, 2023. Approximately $0.8 million of this decrease was driven by lower deferred financing cost amortization on the Senior Secured Notes during the current period due to the write-off of unamortized deferred financing costs during the three months ended March 31, 2023 driven by the partial extinguishment of debt associated with the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 discussed above. These decreases were partially offset by an increase in Senior Secured Note original issue discount amortization of approximately $0.2 million driven by fees incurred in connection with the Senior Note Exchange that closed on November 1, 2023 as more fully discussed in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was ($0.7) million for the three months ended March 31, 2024 as compared to ($3.7) million for the three months ended March 31, 2023. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated fair value of the Private Warrants have decreased in the current period, generating an increase to income in the current period. There is also a lower number of outstanding Private Warrants in the current period compared to the prior period given the Private Warrants expired on March 15, 2024 as discussed in Note 9 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Income tax expense.  Income tax expense was $6.1 million for the three months ended March 31, 2024 as compared to $12.2 million for the three months ended March 31, 2023. The decrease in income tax expense is primarily attributable to the decrease in income before taxes for the three months ended March 31, 2024 led by a decrease in revenue, partially offset by cost decreases previously mentioned.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended March 31, 2024 and 2023 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended March 31,		Amount of Increase	Change Increase
	2024	2023	(Decrease)	(Decrease)
Revenue:
Government	$67,607	$109,503	$(41,896)	(38)%
HFS - South	36,934	35,772	1,162	3%
All Other	2,131	2,544	(413)	(16)%
Total Revenues	$106,672	$147,819	$(41,147)	(28)%

Adjusted Gross Profit
Government	$52,433	$88,774	$(36,341)	(41)%
HFS - South	12,842	11,656	1,186	10%
All Other	(1,426)	(870)	(556)	64%
Total Adjusted Gross Profit	$63,849	$99,560	$(35,711)	(36)%

Average Daily Rate
HFS - South	$74.89	$73.42	$1.47

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

Government

Revenue for the Government segment was $67.6 million for the three months ended March 31, 2024, as compared to $109.5 million for the three months ended March 31, 2023.

Adjusted gross profit for the Government segment was $52.4 million for the three months ended March 31, 2024, as compared to $88.8 million for the three months ended March 31, 2023.

Revenue decreased primarily due to the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Humanitarian Contract that expired on November 15, 2023 and partially by lower minimum lease revenue generated by the New PCC contract in the current period.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment.

HFS – South

Revenue for the HFS – South segment was $36.9 million for the three months ended March 31, 2024, as compared to $35.8 million for the three months ended March 31, 2023.

Adjusted gross profit for the HFS – South segment was $12.8 million for the three months ended March 31, 2024, as compared to $11.7 million for the three months ended March 31, 2023.

The increase in revenue of approximately $1.2 million was primarily attributable to an increase in average daily rate and an increase in customer activity, which led to more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS – South segment.

The increase in adjusted gross profit of approximately $1.2 million was primarily attributable to the increase in revenue discussed above, with no associated increase in services costs driven by the prior period including asset mobilization and integration costs associated with the new community acquired in January 2023 that didn’t recur in the current period and partially driven by operational efficiencies achieved in the current period.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. As of March 31, 2024, the ABL Facility had unused available borrowing capacity of $175 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth, acquisition, and diversification strategy discussed in Item 1, “Business” of the Company’s 2023 Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During the three months ended March 31, 2024, we incurred approximately $9.7 million in capital expenditures, with approximately $6.6 million driven by capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $3.1 million for the three months ended March 31, 2024. As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2024	2023

Net cash provided by operating activities	$50,591	$14,529
Net cash used in investing activities	(8,918)	(28,445)
Net cash used in financing activities	(21,296)	(125,325)
Effect of exchange rate changes on cash and cash equivalents	(4)	6
Net increase (decrease) in cash and cash equivalents	$20,373	$(139,235)

For the three months ended March 31, 2024 compared to compared to the three months ended March 31, 2023

Cash flows provided by operating activities. Net cash provided by operating activities was $50.6 million for the three months ended March 31, 2024 compared to $14.5 million for the three months ended March 31, 2023.

The current period is up by approximately $36.1 million when compared to 2023 driven by an increase in cash collections from customers of approximately $15 million, and a net decrease in payments for operating expenses and payroll of approximately $13 million driven by a decrease of approximately $8.7 million in cash payments for the vested SAR awards, and partially driven by a decrease in other payroll and operating expenses led by the Government segment. There was also a decrease in cash paid for interest during the period of approximately $8.6 million driven by lower debt as a result of a decrease in the outstanding balance of the Senior Secured Notes. These increases in net cash flows from operations were partially offset by a decrease in interest received of approximately $0.4 million (driven by a higher average outstanding cash balance in the prior period that generated interest income) and an increase in cash paid for income taxes of approximately $0.1 million.

Cash flows used in investing activities. Net cash used in investing activities was $8.9 million for the three months ended March 31, 2024 compared to $28.4 million for the three months ended March 31, 2023. This decrease in net cash used in investing activities was primarily related to a decrease in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand.

Cash flows used in financing activities. Net cash used in financing activities was $21.3 million for the three months ended March 31, 2024 compared to $125.3 million for the three months ended March 31, 2023. This decrease in net cash used in financing activities was primarily driven by the $125 million partial redemption of the 2024 Senior Secured Notes on March 15, 2023, partially offset by the current period increase in net cash used in financing activities of approximately $21.2 million for the repurchase of Common Stock as part of the share repurchase program.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of March 31, 2024 consisted of approximately $2.8 million of finance leases. The finance leases pertain to leases entered into during 2017 through March 31, 2024, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2027.

The Company’s finance lease and other financing obligations as of December 31, 2023 consisted of approximately $2.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the three months ended March 31, 2024, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of March 31, 2024. The maturity date of the ABL Facility is February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 2024 Senior Secured Notes under the 2024 Notes Indenture by and among Arrow Bidco, the Note Guarantors, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semi-annually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes, reducing the principal balance outstanding to $334.5 million from an original principal balance of $340 million. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. In connection with the Notes Exchange Offer (as defined in the Company’s 2023 Form 10-K), on November 1, 2023, approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of the 2025 Senior Secured Notes under the 2025 Senior Secured Notes Indenture by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent. Interest is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2024. Following this issuance and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0. As of March 31, 2024, none of the 2024 Senior Secured Notes remain outstanding and the 2025 Senior Secured Notes had an outstanding principal balance of $181.4 million. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes, the Notes Exchange Offer, and the 2025 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance expenditures for specialty rental assets, (iii) payments due under finance and operating leases, and (iv) debt service interest payments. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed.

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of March 31, 2024:

($ in thousands)	Total	Rest of 2024	2025	2026	2027
Interest Payments(1)	$24,382	$9,753	$14,629	$—	$—
2025 Senior Secured Notes	181,446	—	181,446	—	—
Operating lease obligations, including imputed interest(2)	17,965	8,641	5,232	3,425	667
Total	$223,793	$18,394	$201,307	$3,425	$667
(1)	We will incur and pay interest expense at 10.75% of the remaining face value of $181.4 million annually, or $19.5 million in connection with our 2025 Senior Secured Notes. Over the remaining term of the Notes, interest payments total approximately $24.4 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the three months ended March 31, 2024, we had two customers, who accounted for 50% and 13% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 39% and 8% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2024.

Our largest customer for the three months ended March 31, 2023 accounted for 65% of revenues, while no other customer accounted for more than 10% of revenues. The largest customers accounted for 18% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2023.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the three months ended March 31, 2024, we had one major supplier representing 19% of goods purchased. For the three months ended March 31, 2023, we had one major supplier that represented 18% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of March 31, 2024 as current portion of operating lease obligations and long-term operating lease obligations.  Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of March 31, 2024.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $3.5 million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2023 Form 10-K. There have been no material changes during the three months ended March 31, 2024 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Recently Issued Accounting Standards

Refer to Note 1 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for our assessment of recently issued accounting standards.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred certain immaterial transaction costs during the first quarter of 2023 and 2024 associated with certain transactions, including the Proposal described in “Recent Developments” in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.

●	Other adjustments: System implementation costs, including non-cash amortization of capitalized system implementation costs, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
($ in thousands)	March 31,
	2024	2023
Gross Profit	$49,068	$81,963
Depreciation of specialty rental assets	14,781	17,597
Adjusted gross profit	$63,849	$99,560

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
($ in thousands)	March 31,
	2024	2023
Net income	$20,383	$43,825
Income tax expense	6,143	12,217
Interest expense, net	4,587	7,498
Loss on extinguishment of debt	—	2,128
Other depreciation and amortization	3,885	3,803
Depreciation of specialty rental assets	14,781	17,597
EBITDA	49,779	87,068

Adjustments
Other expense (income), net	(110)	1,004
Transaction expenses	240	51
Stock-based compensation	2,748	5,646
Change in fair value of warrant liabilities	(675)	(3,711)
Other adjustments	1,706	539
Adjusted EBITDA	$53,688	$90,597

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2024	2023
Net cash provided by operating activities	$50,591	$14,529
Less: Maintenance capital expenditures for specialty rental assets	(3,082)	(1,808)
Discretionary cash flows	$47,509	$12,721

Purchase of specialty rental assets	(8,825)	(23,002)
Purchase of property, plant and equipment	(135)	(1,015)
Acquired intangible assets	—	(4,547)
Proceeds from sale of specialty rental assets and other property, plant and equipment	42	119
Net cash used in investing activities	$(8,918)	$(28,445)

Principal payments on finance and finance lease obligations	(407)	(356)
Repayment of Senior Notes	—	(125,000)
Repurchase of Common Stock	(21,160)	—
Proceeds from issuance of Common Stock from exercise of warrants	3	42
Proceeds from issuance of Common Stock from exercise of options	268	1,252
Payment of deferred financing costs	—	(1,263)
Net cash used in financing activities	$(21,296)	$(125,325)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2024, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as of March 31, 2024.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.

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

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control and which may cause actual performance to differ materially from historical or projected future performance. For additional information about our risk factors, you should carefully consider the risk factors included in the 2023 Form 10-K, which have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2024 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On November 3, 2022, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, applicable legal requirements, contractual obligations, and other factors. Any shares of common stock repurchased will be held as treasury shares.

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. During the three months ended March 31, 2024, the Company repurchased 2,274,440 shares of Common Stock for an aggregated price of approximately $21.2 million (exclusive of estimated excise taxes of approximately $0.2 million). As of March 31, 2024, the stock repurchase program had a remaining capacity of approximately $78.8 million.

The following table summarizes all of the share repurchases during the three months ended March 31, 2024:

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum number of shares yet to be purchased under the plan (1)
January 1, 2024 through January 31, 2024	903,444	$9.37	903,444	9,465,382
February 1, 2024 through February 29, 2024	754,556	$9.47	754,556	8,717,615
March 1, 2024 through March 31, 2024	616,440	$8.89	616,440	7,259,287
Total	2,274,440		2,274,440
(1)	The maximum number of shares that may be repurchased under the stock repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our Common Stock on the last business day of the respective month.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1

Separation Agreement and Release, dated as of January 25, 2024, by and between Target Logistics Management, LLC and Eric T. Kalamaras (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on January 29, 2024).

10.2	Form of 2024 Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.3	Form of 2024 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.4	Amended and Restated Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.5	Amended and Restated Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.6	Amended and Restated Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 5, 2024).

10.7	Amended and Restated Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 5, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith
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

Target Hospitality Corp.

Dated: May 8, 2024	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer and Chief Accounting Officer