Form 10-Q
period 2024-06-30
Target Hospitality Corp.
filed 2024-08-07
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 100,431,350 shares of Common Stock, par value $0.0001 per share, outstanding as of August 2, 2024.

Target Hospitality Corp.

FORM 10-Q

June 30, 2024

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 and 2023

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$154,296	$103,929
Accounts receivable, less allowance for credit losses of $624 and $550, respectively	48,737	67,092
Prepaid expenses and other assets	5,797	9,479
Total current assets	208,830	180,500

Specialty rental assets, net	336,440	349,064
Other property, plant and equipment, net	34,885	34,631
Operating lease right-of-use assets, net	14,127	19,698
Goodwill	41,038	41,038
Other intangible assets, net	59,552	66,282
Deferred financing costs revolver, net	2,177	2,479
Other non-current assets	—	661
Total assets	$697,049	$694,353

Liabilities
Current liabilities:
Accounts payable	$17,541	$20,926
Accrued liabilities	25,758	33,652
Deferred revenue and customer deposits	2,721	1,794
Current portion of operating lease obligations	8,791	11,914
Current portion of finance lease and other financing obligations (Note 8)	1,518	1,369
Current warrant liabilities	—	675
Current portion of long-term debt, net (Note 8)	179,177	—
Total current liabilities	235,506	70,330

Other liabilities:
Long-term debt (Note 8):
Principal amount	—	181,446
Less: unamortized original issue discount	—	(2,619)
Less: unamortized term loan deferred financing costs	—	(734)
Long-term debt, net	—	178,093
Long-term finance lease and other financing obligations	1,106	1,024
Long-term operating lease obligations	6,062	8,426
Deferred revenue and customer deposits	535	3,675
Deferred tax liability	54,173	53,074
Asset retirement obligations	2,501	2,424
Total liabilities	299,883	317,046

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 112,135,786 issued and 100,430,681 outstanding as of June 30, 2024 and 111,091,266 issued and 101,660,601 outstanding as of December 31, 2023.	10	10
Common Stock in treasury at cost, 11,705,105 shares as of June 30, 2024 and 9,430,665 shares as of December 31, 2023.	(44,822)	(23,559)
Additional paid-in-capital	144,772	142,379
Accumulated other comprehensive loss	(2,678)	(2,638)
Accumulated earnings	299,884	261,115
Total stockholders' equity	397,166	377,307
Total liabilities and stockholders' equity	$697,049	$694,353

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Services income	$67,491	$92,523	$139,889	$187,359
Specialty rental income	33,230	51,107	67,504	104,090
Total revenue	100,721	143,630	207,393	291,449
Costs:
Services	33,557	35,734	70,472	75,434
Specialty rental	5,489	7,538	11,397	16,097
Depreciation of specialty rental assets	14,805	17,992	29,586	35,589
Gross profit	46,870	82,366	95,938	164,329
Selling, general and administrative	13,457	13,457	28,312	28,656
Other depreciation and amortization	3,908	3,841	7,792	7,644
Other expense (income), net	(46)	311	(156)	1,315
Operating income	29,551	64,757	59,990	126,714
Loss on extinguishment of debt	—	—	—	2,128
Interest expense, net	4,273	5,276	8,861	12,773
Change in fair value of warrant liabilities	—	(675)	(675)	(4,385)
Income before income tax	25,278	60,156	51,804	116,198
Income tax expense	6,892	13,703	13,035	25,920
Net income	18,386	46,453	38,769	90,278
Change in fair value of warrant liabilities	—	(675)	—	(4,385)
Net income attributable to common stockholders - diluted	18,386	45,778	38,769	85,893

Other comprehensive loss
Foreign currency translation	(20)	(5)	(40)	(26)
Comprehensive income	$18,366	$46,448	$38,729	$90,252

Weighted average number shares outstanding - basic	100,261,964	101,465,088	100,459,835	101,056,450
Weighted average number shares outstanding - diluted	101,253,180	105,045,608	101,913,814	105,699,684

Net income per share - basic	$0.18	$0.46	$0.39	$0.89
Net income per share - diluted	$0.18	$0.44	$0.38	$0.81

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2024 and 2023

($ in thousands)

					Additional	Accumulated		Total
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity
Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847
Adoption of ASC 326	—	—	—	—	—	—	(268)	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579
Net income	—	—	—	—	—	—	43,825	43,825
Stock-based compensation, net	643,662	—	—	—	2,112	—	—	2,112
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,177)	—	—	(6,177)
Cumulative translation adjustment	—	—	—	—	—	(21)	—	(21)
Issuance of Common Stock from exercise of warrants	2,869	—	—	—	42	—	—	42
Issuance of Common Stock from exercise of stock options	410,226	—	—	—	1,252	—	—	1,252
Balances at March 31, 2023	101,373,458	$10	9,430,665	$(23,559)	$136,516	$(2,595)	$131,240	$241,612

Net income	—	—	—	—	—	—	46,453	46,453
Stock-based compensation, net	207,288	—	—	—	2,337	—	—	2,337
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(241)	—	—	(241)
Cumulative translation adjustment	—	—	—	—	—	(5)	—	(5)
Issuance of Common Stock from exercise of warrants	14,500	—	—	—	167	—	—	167
Balances at June 30, 2023	101,595,246	$10	9,430,665	$(23,559)	$138,779	$(2,600)	$177,693	$290,323

Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307
Net income	—	—	—	—	—	—	20,383	20,383
Stock-based compensation, net	658,659	—	—	—	1,579	—	—	1,579
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,615)	—	—	(2,615)
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3
Issuance of Common Stock from exercise of stock options	59,524	—	—	—	268	—	—	268
Repurchase of Common Stock as part of share repurchase program	(2,274,440)	—	2,274,440	(21,371)	—	—	—	(21,371)
Balances at March 31, 2024	100,105,423	$10	11,705,105	$(44,930)	$141,614	$(2,658)	$281,498	$375,534

Net income	—	—	—	—	—	—	18,386	18,386
Stock-based compensation, net	44,329	—	—	—	1,612	—	—	1,612
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)
Issuance of Common Stock from exercise of stock options	280,929	—	—	—	1,546	—	—	1,546
Repurchase of Common Stock as part of share repurchase program	—	—	—	108	—	—	—	108
Balances at June 30, 2024	100,430,681	$10	11,705,105	$(44,822)	$144,772	$(2,678)	$299,884	$397,166

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$38,769	$90,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,648	36,530
Amortization of intangible assets	6,730	6,703
Noncash operating lease expense	5,386	9,471
Accretion of asset retirement obligation	77	87
Amortization of deferred financing costs	540	1,753
Amortization of original issue discount	846	313
Change in fair value of warrant liabilities	(675)	(4,385)
Stock-based compensation expense	4,083	9,113
(Gain) loss on disposal of specialty rental assets and other property, plant and equipment	23	207
Loss on extinguishment of debt	—	2,128
Deferred income taxes	1,099	19,722
Provision for credit losses on receivables, net of recoveries	55	65
Changes in operating assets and liabilities
Accounts receivable	18,790	(11,547)
Prepaid expenses and other assets	3,675	5,621
Accounts payable and other accrued liabilities	(13,458)	(19,425)
Deferred revenue and customer deposits	(2,213)	(70,359)
Operating lease obligation	(5,301)	(6,751)
Other non-current assets and liabilities	622	751
Net cash provided by operating activities	89,696	70,275
Cash flows from investing activities:
Purchase of specialty rental assets	(15,918)	(42,916)
Purchase of property, plant, and equipment	(261)	(1,493)
Acquired intangible assets	—	(4,547)
Proceeds from sale of specialty rental assets and other property, plant and equipment	42	165
Net cash used in investing activities	(16,137)	(48,791)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(824)	(701)
Repayment of Senior Notes	—	(125,000)
Repurchase of Common Stock	(21,137)	—
Payment of issuance costs from warrant exchange	—	(1,504)
Proceeds from issuance of Common Stock from exercise of warrants	3	209
Proceeds from issuance of Common Stock from exercise of options	1,386	1,252
Payment of deferred financing costs	—	(1,423)
Taxes paid related to net share settlement of equity awards	(2,615)	(6,418)
Net cash used in financing activities	(23,187)	(133,585)

Effect of exchange rate changes on cash and cash equivalents	(5)	6

Net increase (decrease) in cash and cash equivalents	50,367	(112,095)
Cash and cash equivalents - beginning of period	103,929	181,673
Cash and cash equivalents - end of period	$154,296	$69,578

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(1,109)	$(2,142)
Non-cash change in accrued excise tax on repurchase of Common Stock	$(126)	$—
Non-cash change in finance lease obligations	$(1,054)	$(882)
Non-cash change in accrued proceeds from the issuance of Common Stock from the exercise of options	$428	$—

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for three and six months ended June 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated balance sheets of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

The Board has established a special committee of independent directors (the "Special Committee"), and the Special Committee has retained Centerview Partners LLC and Ardea Partners LP as its financial advisors and Cravath, Swaine & Moore LLP as its legal advisor. The Special Committee continues its review and evaluation of the Proposal, as well as evaluating alternative proposals and other strategic alternatives.

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

2. Revenue

Total revenue recognized under ASC 606 was approximately $139.9 million and $187.4 million for the six months ended June 30, 2024 and 2023, respectively, while specialty rental income was approximately $67.5 million and $104.1 million subject to the guidance of ASC 842 for the six months ended June 30, 2024 and 2023 respectively. Total revenue recognized under contracts recognized under ASC 606 was approximately $67.5 million and $92.5 million for the three months ended June 30, 2024 and 2023, respectively, while specialty rental income was approximately $33.2 million and $51.1 million subject to the guidance of ASC 842 for the three months ended June 30, 2024 and 2023, respectively.

The following table disaggregates our services income by our two reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, and All Other for the dates indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
HFS – South	$36,606	$37,645	$72,319	$71,933

Government	$28,255	$51,580	$62,808	$109,584

All Other	$2,630	$3,298	$4,762	$5,842

Total services revenues	$67,491	$92,523	$139,889	$187,359

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

	For Six Months Ended
	June 30,
	2024	2023
Balances at Beginning of the Period	$5,469	$125,519
Revenue recognized	(2,213)	(70,358)
Balances at End of the Period	$3,256	$55,161

As of June 30, 2024, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2024	2025	2026	Total
Revenue expected to be recognized as of June 30, 2024	$45,377	$4,088	$282	$49,747

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2024	2023
Specialty rental assets	$764,501	$751,181
Construction-in-process	6,642	3,665
Less: accumulated depreciation	(434,703)	(405,782)
Specialty rental assets, net	$336,440	$349,064

Depreciation expense related to specialty rental assets was $29.6 million and $35.6 million for the six months ended June 30, 2024 and 2023, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. For the three months ended June 30, 2024 and 2023, depreciation expense of specialty rental assets was $14.8 million and $18.0 million, respectively, and is included in depreciation of specialty rental assets in the consolidated statements of comprehensive income. During the six months ended June 30, 2024, the Company disposed of assets with accumulated depreciation of approximately $0.3 million along with the related gross cost of approximately $0.3 million. During the six months ended June 30, 2024, there was also a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.4 million with no net impact to specialty rental assets, net.

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

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2024	2023
Land	$31,111	$31,111
Buildings and leasehold improvements	905	901
Machinery and office equipment	2,117	1,820
Other	9,511	8,589
	43,644	42,421
Less: accumulated depreciation	(8,759)	(7,790)
Total other property, plant and equipment, net	$34,885	$34,631

For the six months ended June 30, 2024 and 2023, depreciation expense related to other property, plant and equipment was $1.1 million and $0.9 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended June 30, 2024 and 2023, depreciation expense related to other property, plant and equipment was $0.5 million and $0.5 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2023	$41,038
Changes in Goodwill	-
Balance at December 31, 2023	41,038
Changes in Goodwill	-
Balance at June 30, 2024	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	3.4	$133,105	$(90,200)	$42,905
Non-compete agreement	3.8	349	(102)	247
Total		133,454	(90,302)	43,152
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(90,302)	$59,552

	December 31, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	3.9	$133,105	$(83,505)	$49,600
Non-compete agreement	4.1	349	(67)	282
Total		133,454	(83,572)	49,882
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(83,572)	$66,282

For the six months ended June 30, 2024 and 2023, amortization expense related to intangible assets was $6.7 million and $6.7 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. For the three months ended June 30, 2024 and 2023, amortization expense related to intangible assets was $3.4 million and $3.4 million, respectively and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

The estimated aggregate amortization expense as of June 30, 2024 for each of the next five years and thereafter is as follows:

Rest of 2024	$6,745
2025	13,475
2026	12,879
2027	8,270
2028	778
Thereafter	1,005
Total	$43,152

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems. As of the dates indicated below, capitalized implementation costs and related accumulated amortization in other non-current assets on the consolidated balance sheets amounted to the following:

	June 30,	December 31,
	2024	2023
Cloud computing implementation costs	$7,436	$7,428
Less: accumulated amortization	(7,436)	(6,767)
Other non-current assets	$—	$661

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.7 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. For the three months ended June 30, 2024 and 2023, amortization expense related to other non-current assets was $0.2 million and $0.3 million, respectively. All capitalized costs were fully amortized as of June 30, 2024 as scheduled.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2024	2023
Employee accrued compensation expense	$8,045	$9,583
Other accrued liabilities	11,804	20,656
Accrued interest on debt	5,909	3,413
Total accrued liabilities	$25,758	$33,652

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

Refer to the table below for a description of the amounts related to the 2025 Senior Secured Notes, which are recognized within current portion of long-term debt, net in the accompanying consolidated balance sheet as of June 30, 2024.

June 30,
2024
Principal amount of 10.75% Senior Secured Notes, due 2025	$181,446
Less: unamortized original issue discount	(1,772)
Less: unamortized term loan deferred financing costs	(497)
Current portion of long-term debt, net	$179,177

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

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of approximately $2.7 million and the unamortized balance of approximately $1.8 million as of June 30, 2024 is presented as a reduction of the principal within current portion of long-term debt, net in the accompanying consolidated balance sheet. The discount is amortized over the life of the 2025 Senior Secured Notes using the effective interest method.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of June 30, 2024 consisted of approximately $2.6 million of finance leases. The finance leases pertain to leases entered into during 2017 through June 30, 2024, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2027.

The Company’s finance lease and other financing obligations as of December 31, 2023 consisted of approximately $2.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the six months ended June 30, 2024, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of June 30, 2024.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	June 30,	December 31,
	2024	2023
Finance lease and other financing obligations	$2,624	$2,393
10.75% Senior Secured Notes due 2025, face amount	181,446	181,446
Less: unamortized original issue discount	(1,772)	(2,619)
Less: unamortized term loan deferred financing costs	(497)	(734)
Total debt, net	181,801	180,486
Less: current maturities	(180,695)	(1,369)
Total long-term debt	$1,106	$179,117

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income for the periods indicated below consist of the following, including the components of interest expense, net on the 2024 and 2025 Senior Secured Notes (collectively, the “Notes”):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Interest incurred on finance lease and other financing obligations	$75	$50	$141	$92
Interest expense incurred on ABL Facility and Notes	5,042	5,094	10,085	12,564
Amortization of deferred financing costs on ABL Facility and Notes	272	663	540	1,753
Amortization of original issue discount on Notes	430	121	846	313
Interest income	(1,546)	(652)	(2,751)	(1,949)
Interest expense, net	$4,273	$5,276	$8,861	$12,773

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Accumulated amortization expense related to the deferred financing costs was approximately $13.8 million and $13.5 million as June 30, 2024 and December 31, 2023, respectively. Accumulated amortization of the original issue discount was approximately $3.9 million and $3.1 million as June 30, 2024 and December 31, 2023, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the three months ended June 30, 2023.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $5.6 million and $5.3 million as June 30, 2024 and December 31, 2023, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 within deferred financing costs revolver, net. In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders for the six months ended June 30, 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.4 million and $1.0 million of deferred financing costs as a result of the First Amendment and Third Amendment of the ABL Facility, which are capitalized and presented on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2024 and 2023, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of June 30, 2024, consists of the following:

Rest of 2024	$1,093
2025	182,394
2026	495
2027	88
Total	$184,070

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. The change in the estimated fair value of the Private Warrants resulted in a gain of approximately $(0.7) million and $(4.4) million for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the change in the estimated fair value of the Private Warrants resulted in a gain of $0 and approximately $(0.7) million, respectively. As of June 30, 2024 and 2023, 0 and 1,533,334, Private Warrants were outstanding, respectively. The Private Warrants expired unredeemed on March 15, 2024 and are no longer outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	June 30,	December 31,
	2024	2023
Warrant liabilities	$—	$675
Total	$—	$675

10. Income Taxes

Income tax expense was approximately $13.0 million and $25.9 million for the six months ended June 30, 2024 and 2023 respectively. For the three months ended June 30, 2024 income tax expense was approximately $6.9 million and $13.7 million, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023, was 27.3% and 22.8%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023, was 25.2% and 22.3%, respectively. The fluctuation in the rate for the three and six months ended June 30, 2024 and 2023, respectively, results primarily from the relationship of income before income tax for the three and six months ended June 30, 2024 and 2023, respectively.

The effective tax rates for the three and six months ended June 30, 2024 and 2023, respectively, differs from the US federal statutory rate of 21% primarily due to the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	June 30, 2024		December 31, 2023
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(179,177)	$(184,621)	$(178,093)	$(187,797)

Recurring fair value measurements

Level 3 Disclosures:

There were 0 and 1,533,334 Private Warrants outstanding as of June 30, 2024 and December 31, 2023, respectively. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $0.00 and $0.44 as of June 30, 2024 and December 31, 2023, respectively. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		June 30,	December 31,
		2024	2023
Exercise Price		$0.00	$11.50
Stock Price		$0.00	$9.73
Dividend Yield	%	0.00%	0.00
Expected Term (in Years)		0.00	0.20
Risk-Free Interest Rate	%	0.00%	5.31
Expected Volatility	%	0.00%	56.00
Per Share Value of Warrants		$0.00	$0.44

The following table presents changes in Level 3 liabilities measured at fair value for June 30, 2024:

Private Placement Warrants
Balance at December 31, 2023	$675
Change in fair value of warrant liabilities	(675)
Balance at March 31, 2024	—
Change in fair value of warrant liabilities	—
Balance at June 30, 2024	$—

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023. The Private Warrants expired unredeemed on March 15, 2024 and are no longer outstanding.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

13. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. Net income was recorded for the three and six months ended June 30, 2024 and 2023. The following table reconciles net income attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Numerator
Net income attributable to Common Stockholders - basic	$18,386	$46,453	$38,769	$90,278
Change in fair value of warrant liabilities	—	(675)	—	(4,385)
Net income attributable to Common Stockholders - diluted	$18,386	$45,778	$38,769	$85,893

Denominator
Weighted average shares outstanding - basic	100,261,964	101,465,088	100,459,835	101,056,450
Dilutive effect of outstanding securities:
Warrants	—	1,357,752	—	1,844,596
PSUs	489,018	473,115	464,219	480,882
SARs	38,184	191,496	186,138	233,334
Stock Options	191,887	418,934	222,076	606,983
RSUs	272,127	1,139,223	581,546	1,477,439
Weighted average shares outstanding - diluted	101,253,180	105,045,608	101,913,814	105,699,684

Net income per share - basic	$0.18	$0.46	$0.39	$0.89
Net income per share - diluted	$0.18	$0.44	$0.38	$0.81

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator. The Public and Private Warrants representing a total of 8,044,287 shares of the Company’s Common Stock for the three and six months ended June 30, 2023 were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. No Public or Private Warrants were outstanding as of June 30, 2024 given they expired on March 15, 2024; therefore, the Public and Private Warrants had no impact on the computation of diluted EPS for the three and six months ended June 30, 2024.

As discussed in Note 15, stock-based compensation awards were outstanding for the three and six months ended June 30, 2024 and 2023. These stock-based compensation awards were included in the computation of diluted EPS for the three and six months ended June 30, 2023 because their effect is dilutive as noted in the above table. For the three and six months ended June 30, 2024, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 864,775 of contingently issuable PSUs were excluded from the computation of diluted EPS for three and six months ended June 30, 2024 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 239,775 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 15) and 625,000 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in the Company’s 2023 Form 10-K.

Shares of treasury stock have been excluded from the computation of EPS.

14. Stockholders’ Equity

Common Stock

As of June 30, 2024 and December 31, 2023, Target Hospitality had 112,135,786 and 111,091,266 shares of Common Stock, par value $0.0001 per share issued with 100,430,681 and 101,660,601 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2024, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of June 30, 2024, the Company had 0 Public Warrants issued and outstanding given they expired on March 15, 2024.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the six months ended June 30, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet as of June 30, 2024 in an amount of approximately $0.1 million.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. During the six months ended June 30, 2024, the Company repurchased 2,274,440 shares of Common Stock for an aggregated price of approximately $21.1 million (excluding the excise tax discussed above). During the three months ended June 30, 2024, the Company did not repurchase any shares of Common Stock. As of June 30, 2024, the stock repurchase program had a remaining capacity of approximately $78.9 million.

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

On May 23, 2024, the Compensation Committee awarded an aggregate of 62,823 time-based RSUs to certain of the Company’s non-employee directors, which vest in full on the first anniversary of the grant date or, if earlier, the date of the first annual meeting of the stockholders of the Company following the grant date.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	1,682,206	$4.65
Granted	412,951	9.92
Vested	(984,357)	3.85
Forfeited	(120,840)	5.44
Balance at June 30, 2024	989,960	$7.55

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the six months ended June 30, 2024 and 2023, was approximately $2.0 million and $2.7 million, respectively, with an associated tax benefit of approximately $0.5 million and $0.7 million, respectively. For the three months ended June 30, 2024 and 2023, stock-based compensation expense for RSUs was approximately $0.9 million and $1.4 million, respectively, with an associated tax benefit of $0.2 million and $0.4 million, respectively. At June 30, 2024, unrecognized compensation expense related to RSUs totaled approximately $7.7 million and is expected to be recognized over a remaining term of approximately 2.64 years.

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

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	1,358,868	$5.23
Granted	203,057	11.59
Forfeited	(160,518)	6.36
Balance at June 30, 2024	1,401,407	$6.02

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the six months ended June 30, 2024 and 2023, was approximately $1.1 million and $1.4 million, respectively, with an associated tax benefit of approximately $0.3 million and $0.4 million, respectively. For the three months ended June 30, 2024 and 2023, stock-based compensation expense was approximately $0.7 million and $0.7 million, respectively, with an associated tax benefit of $0.2 million and $0.2 million, respectively. At June 30, 2024, unrecognized compensation expense related to PSUs totaled approximately $4.3 million and is expected to be recognized over a remaining term of approximately 1.89 years.

Stock Option Awards

During the six months ended June 30, 2024, there were changes in stock options as shown in the following table.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in thousands)
Outstanding Options at December 31, 2023	740,439	$6.55	5.17	$2,570
Exercised	(340,453)	5.33	-	1,576
Vested and expired	(29,941)	10.83	-	-
Outstanding Options at June 30, 2024	370,045	$7.32	5.33	$863

370,045 stock options were exercisable at June 30, 2024.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income for the six months ended June 30, 2024 and 2023, was approximately $0.1 million and $0.3 million, respectively, with an associated tax benefit of approximately less than $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2024 and 2023, stock-based compensation expense was $0 and approximately $0.2 million, respectively, with an associated tax benefit of $0 and less than $0.1 million, respectively. As of June 30, 2024, there was no unrecognized compensation expense related to stock options.

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

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the six months ended June 30, 2024 and 2023.

Stock Appreciation Right Awards

As approved by the Compensation Committee, 755,436 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $10.0 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price; during the first quarter of 2023.

During the six months ended June 30, 2024, as approved by the Compensation Committee, 701,086 of the employee related exercised SARs shown in the table below were paid in cash in the amount of $6.2 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price.

The table below represents the changes in SARs:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2023	714,539	$1.82	7.17
Exercised	(701,086)	1.79	-
Outstanding SARs at June 30, 2024	13,453	$3.54	7.10

There were no SARs exercisable at June 30, 2024.

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards. The Company recognized a liability associated with its SARs of approximately $0.1 million as of June 30, 2024, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2024. The liability associated with these SAR awards recognized as of December 31, 2023 was approximately $5.4 million, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2023. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards will be remeasured at each reporting period until the date of settlement. At

June 30, 2024, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on August 5, 2021: the expected volatility was 75.57%, the term was 3.58 years, the dividend rate was 0.0%, the risk-free interest rate was 4.42%, and the exercise price was $3.54, which resulted in a calculated fair value of $6.53 per SAR as June 30, 2024. At December 31, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 35.78% and 53.39%, the term was 0.08 years and 0.30 years, the dividend yield was 0.0% and 0.0%, the risk-free rate was approximately 5.52% and 5.33%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $7.95 and $6.25 per SAR, respectively, as of December 31, 2023.

The estimated weighted-average fair value of each SAR as of June 30, 2024 and December 31, 2023 was $6.53 and $7.96, respectively. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. For the six months ended June 30, 2024 and 2023, the Company recognized compensation expense related to these awards of approximately $0.9 million and $4.7 million, respectively, in selling, general and administrative expense in the consolidated statements of comprehensive income. For the three months ended June 30, 2024 and 2023, the Company recognized compensation expense related to these awards of approximately $(0.3) million and $1.1 million, respectively. At June 30, 2024, unrecognized compensation expense related to SARs totaled less than $0.1 million and is expected to be recognized over a remaining weighted-average term of approximately 0.10 years. At June 30, 2024, the intrinsic value of the SARs was approximately $0.1 million.

The volatility assumption used in the Black-Scholes option-pricing model for purposes of estimating the fair value as of December 31, 2023 and the grant date, is based on peer group volatility as the Company did not have a sufficient trading history as a stand-alone public company to calculate volatility as of December 31, 2023 and as of the grant date. Additionally, due to an insufficient history with respect to stock appreciation right activity and post vesting cancellations, the expected term assumption on the grant date and as of June 30, 2024 is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of common stock.

Stock-based payments are subject to service based vesting requirements and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No SARs were forfeited during the six months ended June 30, 2024.

16. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the six months ended June 30, 2024 and 2023, we recognized expense of $0.6 million and $0.6 million, respectively.  For the three months ended June 30, 2024 and 2023, we recognized expense of $0.2 million and $0.2 million, respectively.

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

The table below presents information about reported segments for the dates indicated below:

2024

	HFS - South	Government	All Other		Total
For the Six Months Ended June 30, 2024
Revenue	$75,165	$127,466	$4,762	(a)	$207,393
Adjusted gross profit	$25,906	$101,277	$(1,659)		$125,524
Total Assets	$180,723	$200,470	$29,259		$410,452

For the Three Months Ended June 30, 2024
Revenue	$38,232	$59,860	$2,629	(a)	$100,721
Adjusted gross profit	$13,065	$48,844	$(234)		$61,675

2023

	HFS - South	Government	All Other		Total
For the Six Months Ended June 30, 2023
Revenue	$74,925	$210,682	$5,842	(a)	$291,449
Adjusted gross profit	$24,950	$176,309	$(1,341)		$199,918
Total Assets (as of December 31, 2023)	$184,453	$207,409	$30,987		$422,849

For the Three Months Ended June 30, 2023
Revenue	$39,154	$101,179	$3,297	(a)	$143,630
Adjusted Gross Profit	$13,294	$87,535	$(471)		$100,358
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Total reportable segment adjusted gross profit	$61,909	$100,829	$127,183	$201,259
Other adjusted gross profit	(234)	(471)	(1,659)	(1,341)
Depreciation and amortization	(18,713)	(21,833)	(37,378)	(43,233)
Selling, general, and administrative expenses	(13,457)	(13,457)	(28,312)	(28,656)
Other income (expense), net	46	(311)	156	(1,315)
Loss on extinguishment of debt	—	—	—	(2,128)
Interest expense, net	(4,273)	(5,276)	(8,861)	(12,773)
Change in fair value of warrant liabilities	—	675	675	4,385
Consolidated income before income taxes	$25,278	$60,156	$51,804	$116,198

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2024	December 31, 2023
Total reportable segment assets	$381,193	$391,862
Other assets	31,170	32,871
Other unallocated amounts	284,686	269,620
Total Assets	$697,049	$694,353

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2024	December 31, 2023
Total current assets	$208,830	$180,500
Other intangible assets, net	59,552	66,282
Operating lease right-of-use assets, net	14,127	19,698
Deferred financing costs revolver, net	2,177	2,479
Other non-current assets	—	661
Total other unallocated amounts of assets	$284,686	$269,620

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of June 30, 2024, our network included 28 communities, to better serve our customers across the US and Canada.

Economic Update

On June 10, 2024, the Company received notice that the U.S. government intends to terminate the South Texas Family Residential Center contract (“STFRC Contract”), effective in 60 days, on August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue commitment and for the year ended December 31, 2023, contributed approximately $55.9 million in total consolidated revenue, all of which is related to the Company’s Government segment.  The Company will retain ownership of the South Texas Family Residential Center assets enabling the Company to continue utilizing these modular solutions to support customer demand across its existing operating segments and other potential growth opportunities. The Company’s Government segment continued to benefit from the Pecos Children’s Center (“PCC”) and the New PCC Contract that became effective November 16, 2023. The PCC Community contributed lower revenues as compared to the second quarter of 2023 driven primarily by lower non-cash revenue amortization of an advanced payment for community expansion associated with the prior contract that became fully amortized as of November 2023, and to a lesser extent, by a decrease in the minimum lease revenue component of the New PCC Contract compared to the prior contract that ended in November 2023. The Company generated cash inflows from operations for the six months ended June 30, 2024 of approximately $89.7 million compared to approximately $70.3 million the six months ended June 30, 2023, representing an increase in cash flows from operations of approximately $19.4 million or 28% driven by an increase in cash collections, a decrease in operating expenses, partially offset by an increase in cash paid for income taxes, and an $8.6 million decrease in cash paid for interest driven by a significant reduction in debt outstanding during the current period compared to the prior period. During the six months ended June 30, 2024, the Company also purchased 2,274,440 shares of Common Stock for an aggregate purchase price of approximately $21.1 million (exclusive of estimated excise taxes of approximately $0.1 million).

For the three months ended June 30, 2024, other key drivers of financial performance included:

●	Decreased revenue of $42.9 million, or 30% compared to the same period in 2023, driven by lower revenue generated from the Government segment primarily from lower non-cash revenue amortization of an advanced payment for community build-out and mobilization of asset activities associated with the Company’s PCC community, which was fully amortized as of November 2023 in line with the prior PCC Contract termination date.
●	Generated net income of approximately $18.4 million for the three months ended June 30, 2024 as compared to a net income of approximately $46.5 million for the three months ended June 30, 2023, which is primarily attributable to a decrease in revenue and the change in the estimated fair value of warrant liabilities, partially offset by a decrease service costs driven primarily by lower costs in the Government segment as a result of operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, a decrease in specialty rental costs, a decrease in depreciation of specialty rental assets, a decrease in interest expense, net led by a significant reduction in debt, a decrease in loss on disposal of assets reported in other expense (income), net, and a decrease in income tax expense led by a decrease in income before income tax.
●	Generated consolidated Adjusted EBITDA of $52.2 million representing a decrease of $38.7 million, or 43% as compared to the same period in 2023, driven primarily by the decrease in revenue led by the lower non-cash revenue amortization mentioned above that ended in November 2023 associated with the prior PCC Contract, partially offset by a 10% decrease in operating expenses comprised of a decrease in services costs and specialty rental costs.

Adjusted EBITDA is a non-GAAP measure.  The GAAP measure most comparable to Adjusted EBITDA is Net Income.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our Government segment, including several communities in West, Texas supporting critical United States government humanitarian aid efforts, delivers essential services and accommodations near the southern United States border where there is insufficient housing and infrastructure solutions to appropriately care for unaccompanied minor immigrants. Demand for these communities and services is influenced by immigration activity, where continued increases in migrant populations has increased government spending and demand for appropriate government supported solutions. Demand for these communities and services is also impacted by federal government budgeting, appropriations, and federal government administration policy decisions.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 67% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 33% of revenues were earned through leasing of lodging facilities for the six months ended June 30, 2024. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Government

The Government segment includes the facilities and operations of the family residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center”) provided under a lease and services agreement with a national provider of migrant programming (the “FRCC Partner”). As previously mentioned, the contract for the South Texas Family Residential Center with the FRCC Partner is scheduled to terminate on August 9, 2024.  The Company will retain ownership of the assets associated with the South Texas Family Residential Center enabling the Company to continue utilizing these modular solutions to support customer demand across its existing operating segments and other potential growth opportunities. Additionally, this segment also includes facilities and operations provided under a lease and services agreement with our NP Partner, backed by a committed U.S. Government contract, to provide a suite of comprehensive service offerings in support of their humanitarian aid efforts.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment

During the year ended December 31, 2022, the Company executed the Expanded Humanitarian Contract that went into effect in May 2022 to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the United States Government in their humanitarian aid missions. The Expanded Humanitarian Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021. The Expanded Humanitarian Contract operated with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue commitments supported by the United States Government. Additionally, the Expanded Humanitarian Contract included occupancy-based variable services revenue that aligned with active community population. The minimum revenue commitments, which consisted of annual recurring lease revenue and nonrecurring infrastructure enhancement revenue, provided for a minimum annual revenue contribution of approximately $390 million and was fully committed over its initial contract term. Inclusive of all potential occupancy-based variable services revenue, the Expanded Humanitarian Contract provided for a maximum initial annual total contract amount of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded Humanitarian Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. The Expanded Humanitarian Contract expired as of November 15, 2023. The non-recurring infrastructure enhancement revenue was generated from an advance payment made during the year ended December 31, 2022 for the community build-out, and mobilization of asset activities related to the community expansion associated with the Expanded Humanitarian Contract.  The advanced payment was determined to be related to future services to be amortized to revenue over the estimated term of the Expanded Humanitarian Contract.  This advance payment revenue amortization ended when the Expanded Humanitarian Contract expired on November 15, 2023.  As such, the prior period for the three and six months ended June 30, 2023 included this revenue amortization in the amount of approximately $34.9 million and $69.4 million, respectively. whereas the current period does not. Additionally, the Expanded Humanitarian Contract included an annual minimum lease revenue commitment of approximately $196 million that impacted the prior period compared to the current period being impacted by an annual minimum lease revenue commitment of approximately $178 million under the New PCC Contract explained below.

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

Consolidated Results of Operations for the three months ended June 30, 2024 and 2023 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenue:
Services income	$67,491	$92,523	$(25,032)	(27)%
Specialty rental income	33,230	51,107	(17,877)	(35)%
Total revenue	100,721	143,630	(42,909)	(30)%
Costs:
Services	33,557	35,734	(2,177)	(6)%
Specialty rental	5,489	7,538	(2,049)	(27)%
Depreciation of specialty rental assets	14,805	17,992	(3,187)	(18)%
Gross Profit	46,870	82,366	(35,496)	(43)%
Selling, general and administrative	13,457	13,457	—	0%
Other depreciation and amortization	3,908	3,841	67	2%
Other expense (income), net	(46)	311	(357)	(115)%
Operating income	29,551	64,757	(35,206)	(54)%
Interest expense, net	4,273	5,276	(1,003)	(19)%
Change in fair value of warrant liabilities	—	(675)	675	(100)%
Income before income tax	25,278	60,156	(34,878)	(58)%
Income tax expense	6,892	13,703	(6,811)	(50)%
Net income	$18,386	$46,453	$(28,067)	(60)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Total Revenue. Total revenue was $100.7 million for the three months ended June 30, 2024 and consisted of $67.5 million of services income and $33.2 million of specialty rental income. Total revenue for the three months ended June 30, 2023 was $143.6 million, which consisted of $92.5 million of services income and $51.1 million of specialty rental income.

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

Cost of services. Cost of services was $33.6 million for the three months ended June 30, 2024 as compared to $35.7 million for the three months ended June 30, 2023. The decrease in services costs is primarily due to a decrease in services costs from the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment and partially by operational efficiencies achieved in the current period in the HFS-South segment.

Specialty rental costs. Specialty rental costs were $5.5 million for the three months ended June 30, 2024 as compared to $7.5 million for the three months ended June 30, 2023. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $14.8 million for the three months ended June 30, 2024 as compared to $18.0 million for the three months ended June 30, 2023. The decrease in depreciation expense is primarily attributable to a decrease in depreciation on certain specialty rental assets and related leasehold improvements acquired or built in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner, which became fully depreciated during the year ended December 31, 2023.

Selling, general and administrative. Selling, general and administrative was $13.5 million for the three months ended June 30, 2024 as compared to $13.5 million for the three months ended June 30, 2023. There was no net change in selling, general and administrative expense from the prior period as a result of a decrease in stock compensation expense of approximately $1.9 million led primarily by the liability-based stock appreciation right awards (“SARs”) driven by a lower number of SAR awards outstanding during the current period compared to the prior period as approximately 51% of such awards were outstanding as of June 30, 2023 compared to approximately 1% of such awards outstanding as of June 30, 2024 as the majority of these awards vested and were exercised as of June 30, 2024. This was offset by an increase in transaction fees of approximately $1.9 million associated primarily with the Proposal described in “Recent Developments” in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Other depreciation and amortization. Other depreciation and amortization expense was $3.9 million for the three months ended June 30, 2024 as compared to $3.8 million for the three months ended June 30, 2023. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was less than $(0.1) million for the three months ended June 30, 2024 as compared to $0.3 million for the three months ended June 30, 2023. The decrease in expense was primarily driven by the prior period including loss on the disposal of older assets in the HFS-South segment, which didn’t recur in the current period.

Interest expense, net. Interest expense, net was $4.3 million for the three months ended June 30, 2024 as compared to $5.3 million for the three months ended June 30, 2023. The change in interest expense, net was primarily driven by an increase in interest income earned on cash equivalents funded by the increase in available cash as a result of cash flows from operations.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $0 for the three months ended June 30, 2024 as compared to $(0.7) million for the three months ended June 30, 2023 as a result of the Private Warrants expiring unredeemed on March 15, 2024 as discussed in Note 9 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Income tax expense.  Income tax expense was $6.9 million for the three months ended June 30, 2024 as compared to $13.7 million for the three months ended June 30, 2023. The decrease in income tax expense is primarily attributable to the decrease in income before taxes for the three months ended June 30, 2024 led by a decrease in revenue, partially offset by cost decreases previously mentioned.

Consolidated Results of Operations for the six months ended June 30, 2024 and 2023 ($ in thousands):

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenue:
Services income	$139,889	$187,359	$(47,470)	(25)%
Specialty rental income	67,504	104,090	(36,586)	(35)%
Total revenue	207,393	291,449	(84,056)	(29)%
Costs:
Services	70,472	75,434	(4,962)	(7)%
Specialty rental	11,397	16,097	(4,700)	(29)%
Depreciation of specialty rental assets	29,586	35,589	(6,003)	(17)%
Gross Profit	95,938	164,329	(68,391)	(42)%
Selling, general and administrative	28,312	28,656	(344)	(1)%
Other depreciation and amortization	7,792	7,644	148	2%
Other expense (income), net	(156)	1,315	(1,471)	(112)%
Operating income	59,990	126,714	(66,724)	(53)%
Loss on extinguishment of debt	—	2,128	(2,128)	(100)%
Interest expense, net	8,861	12,773	(3,912)	(31)%
Change in fair value of warrant liabilities	(675)	(4,385)	3,710	(85)%
Income before income tax	51,804	116,198	(64,394)	(55)%
Income tax expense	13,035	25,920	(12,885)	(50)%
Net income	$38,769	$90,278	$(51,509)	(57)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Total Revenue. Total revenue was $207.4 million for the six months ended June 30, 2024 and consisted of $139.9 million of services income and $67.5 million of specialty rental income. Total revenue was $291.4 million for the six months ended June 30, 2023 and consisted of $187.4 million of services income and $104.1 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue year over year was lower revenue in the Government segment in the current period from the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Humanitarian Contract that expired on November 15, 2023 and partially by lower minimum lease revenue generated by the New PCC contract in the current period, partially offset by an increase in revenue in the HFS – South segment led by an increase in average daily rate and an increase in customer activity.

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

Cost of services. Cost of services was $70.5 million for the six months ended June 30, 2024 as compared to $75.4 million for the six months ended June 30, 2023.

The decrease in services costs is primarily due to a decrease in services costs in the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC

Community, including lease terminations as a result of the purchase of certain previously leased equipment.  Approximately $0.8 million of this decrease was driven by a community in the All Other category that incurred lodge removal and transportation costs in the prior period that didn’t recur in the current period, while approximately $0.5 million of this decrease was driven by the HFS-South segment related to the prior period including asset mobilization and integration costs associated with a new community acquired in January 2023 that didn’t recur in the current period and operational efficiencies achieved in the current period, partially offset by an increase in operational costs from community expansion to support increased customer demand in the HFS-South segment.

Specialty rental costs. Specialty rental costs were $11.4 million for the six months ended June 30, 2024 as compared to $16.1 million for the six months ended June 30, 2023. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community and partially by operational efficiencies achieved in the current period in the HFS-South segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $29.6 million for the six months ended June 30, 2024 as compared to $35.6 million for the six months ended June 30, 2023. The decrease in depreciation expense is primarily attributable to a decrease in depreciation on certain specialty rental assets and related leasehold improvements acquired or built in 2022 to support growth of the Government segment related to the contract that originated in May of 2022 with the NP Partner, which became fully depreciated during the year ended December 31, 2023.

Selling, general and administrative. Selling, general and administrative was $28.4 million for the six months ended June 30, 2024 as compared to $28.7 million for the six months ended June 30, 2023. The decrease in selling, general and administrative expense of $(0.3) million was primarily driven by a decrease in stock compensation expense of approximately $5 million led primarily by the liability-based stock appreciation right awards (“SARs”) driven by a lower number of SAR awards outstanding during the current period compared to the prior period as approximately 51% of such awards were outstanding as of June 30, 2023 compared to approximately 1% of such awards outstanding as of June 30, 2024 as the majority of these awards vested and were exercised as of June 30, 2024.  Other corporate costs (i.e. recruiting, market research, and outside services) also decreased by approximately $0.2 million from the prior period.  These decreases were partially offset by an increase in severance of approximately $1 million for certain terminated employees during the six months ended June 30, 2024, other compensation and benefits cost increases of approximately $0.9 million, audit fee increases of approximately $0.4 million, other professional fee increases of approximately $0.3 million, insurance expense increase of approximately $0.2 million, and an increase in transaction fees of approximately $2.1 million associated with certain transactions, including primarily the Proposal described in “Recent Developments” in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Other depreciation and amortization. Other depreciation and amortization expense was $7.8 million for the six months ended June 30, 2024 as compared to $7.6 million for the six months ended June 30, 2023. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $(0.2) million for the six months ended June 30, 2024 as compared to $1.3 million for the six months ended June 30, 2023. The decrease in expense is primarily driven by costs incurred on the disposal of assets in the All Other segment category in the prior period, which didn’t recur in the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $0 for the six months ended June 30, 2024 as compared to $2.1 million for the six months ended June 30, 2023. The decrease in loss on extinguishment of debt is due to the partial redemption of the 2024 Senior Secured Notes on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. Approximately $0.4 million of the change related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the First Amendment to the ABL Facility on February 1, 2023. No such activity occurred in the current period.

Interest expense, net. Interest expense, net was $8.9 million for the six months ended June 30, 2024 as compared to $12.8 million for the six months ended June 30, 2023. The change in interest expense, net was primarily driven by a decrease in interest expense on the Senior Secured Notes of approximately $2.6 million driven by the lower outstanding debt balance in the current period as approximately $153.1 million of the Senior Secured Notes were paid off during the year ended December 31, 2023. Approximately $1.3 million of this decrease was driven by lower deferred financing cost amortization on the Senior Secured Notes during the current period due to the write-off of unamortized deferred financing costs during the six months ended June 30, 2023 driven by the partial extinguishment of debt associated with the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 discussed above. Approximately $0.8 million of this decrease was driven by an increase in interest income earned on cash equivalents funded by the increase in available cash as a result of cash flows from operations.  These decreases were partially offset by an increase in Senior Secured Note original issue discount amortization of approximately $0.5 million driven by fees incurred in connection with the Senior Note Exchange that closed on November 1, 2023 as more fully discussed in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.  Additionally, these decreases were partially offset by an increase in ABL Facility deferred financing costs amortization and unused line fee expenses combined of approximately $0.2 million driven by the ABL Facility amendments completed in the prior year as more fully discussed in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $(0.7) million for the six months ended June 30, 2024 as compared to $(4.4) million for the six months ended June 30, 2023. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants have decreased in the current period, generating an increase to income in the current period. There is also a lower number of outstanding Private Warrants in the current period compared to the prior period given the Private Warrants expired on March 15, 2024 as discussed in Note 9 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Income tax expense.  Income tax expense was $13.0 million for the six months ended June 30, 2024 as compared to $25.9 million for the six months ended June 30, 2023. The decrease in income tax expense is primarily attributable to the decrease in income before taxes for the six months ended June 30, 2024 led by a decrease in revenue, partially offset by cost decreases previously mentioned.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended June 30, 2024 and 2023 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Increase
	2024	2023	(Decrease)	(Decrease)
Revenue:
Government	$59,860	$101,179	$(41,319)	(41)%
HFS - South	38,232	39,154	(922)	(2)%
All Other	2,629	3,297	(668)	(20)%
Total Revenues	$100,721	$143,630	$(42,909)	(30)%

Adjusted Gross Profit
Government	$48,844	$87,535	$(38,691)	(44)%
HFS - South	13,065	13,294	(229)	(2)%
All Other	(234)	(471)	237	(50)%
Total Adjusted Gross Profit	$61,675	$100,358	$(38,683)	(39)%

Average Daily Rate
HFS - South	$74.33	$75.21	$(0.88)

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

Government

Revenue for the Government segment was $59.9 million for the three months ended June 30, 2024, as compared to $101.2 million for the three months ended June 30, 2023.

Adjusted gross profit for the Government segment was $48.8 million for the three months ended June 30, 2024, as compared to $87.5 million for the three months ended June 30, 2023.

Revenue decreased primarily due to the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Humanitarian Contract that expired on November 15, 2023 and partially by lower minimum lease revenue generated by the New PCC contract in the current period. This was partially offset by an increase in revenue of approximately $1.7 million from the South Texas Family Residential Center led primarily by accelerated non-cash deferred revenue amortization from the early termination of the STFRC Contract as previously mentioned, and partially by an increase of approximately $0.4 million in other ancillary revenue driven by an increase in occupancy.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment.

HFS – South

Revenue for the HFS – South segment was $38.2 million for the three months ended June 30, 2024, as compared to $39.2 million for the three months ended June 30, 2023.

Adjusted gross profit for the HFS – South segment was $13.1 million for the three months ended June 30, 2024, as compared to $13.3 million for the three months ended June 30, 2023.

The decrease in revenue of approximately $(0.9) million was primarily attributable to a decrease in average daily rate and a decrease in customer activity.

The decrease in adjusted gross profit of approximately $(0.2) million was primarily attributable to the decrease in revenue discussed above, partially offset by a decrease in service costs driven by operational efficiencies achieved in the current period.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the six months ended June 30, 2024 and 2023 ($ in thousands, except for Average Daily Rate).

	For the Six Months Ended June 30,		Amount of Increase	Percentage Change Increase
	2024	2023	(Decrease)	(Decrease)
Revenue:
Government	$127,466	$210,682	$(83,216)	(39)%
HFS - South	75,165	74,925	240	0%
All Other	4,762	5,842	(1,080)	(18)%
Total Revenues	$207,393	$291,449	$(84,056)	(29)%

Adjusted Gross Profit
Government	$101,277	$176,309	$(75,032)	(43)%
HFS - South	25,906	24,950	956	4%
All Other	(1,659)	(1,341)	(318)	24%
Total Adjusted Gross Profit	$125,524	$199,918	$(74,394)	(37)%

Average Daily Rate
HFS - South	$74.60	$74.34	$0.26

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

Government

Revenue for the Government segment was $127.5 million for the six months ended June 30, 2024, as compared to $210.7 million for the six months ended June 30, 2023.

Adjusted gross profit for the Government segment was $101.3 million for the six months ended June 30, 2024, as compared to $176.3 million for the six months ended June 30, 2023.

Revenue decreased primarily due to the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Humanitarian Contract that expired on November 15, 2023 and partially by lower minimum lease revenue generated by the New PCC contract in the current period.  This was partially offset by an increase in revenue of approximately $1.9 million from the South Texas Family Residential Center led primarily by accelerated non-cash deferred revenue amortization from the early termination of the STFRC Contract as previously mentioned, and partially by an increase of approximately $0.6 million in other ancillary revenue driven by an increase in occupancy.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment.

HFS – South

Revenue for the HFS – South segment was $75.2 million for the six months ended June 30, 2024, as compared to $74.9 million for the six months ended June 30, 2023.

Adjusted gross profit for the HFS – South segment was $26.0 million for the six months ended June 30, 2024, as compared to $25.0 million for the six months ended June 30, 2023.

The increase in revenue of $0.2 million was primarily attributable to an increase in average daily rate and an increase in customer activity, which led to more communities in operation during the current period, including a new community acquired in January 2023 to support growth in the HFS – South segment.

The increase in adjusted gross profit of $1.0 million was primarily attributable to a decrease in service costs driven by the prior period including asset mobilization and integration costs associated with the new community acquired in January 2023 that didn’t recur in the current period and by operational efficiencies achieved in the current period. Additionally, the increase in revenue noted above partially contributed to this increase.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, and capital expenditures. As of June 30, 2024, the ABL Facility had unused available borrowing capacity of $175 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth, acquisition, and diversification strategy discussed in Item 1, “Business” of the Company’s 2023 Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During the six months ended June 30, 2024, we incurred approximately $18.3 million in capital expenditures, with approximately $9.3 million driven by capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $9.4 million for the six months ended June 30, 2024. As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2024	2023

Net cash provided by operating activities	$89,696	$70,275
Net cash used in investing activities	(16,137)	(48,791)
Net cash used in financing activities	(23,187)	(133,585)
Effect of exchange rate changes on cash and cash equivalents	(5)	6
Net increase (decrease) in cash and cash equivalents	$50,367	$(112,095)

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Cash flows provided by operating activities. Net cash provided by operating activities was $89.7 million for the six months ended June 30, 2024 compared to $70.3 million for the six months ended June 30, 2023.

The current period is up by approximately $19.4 million when compared to 2023 driven by an increase in cash collections from customers of approximately $10.8 million, and a net decrease in payments for operating expenses and payroll of approximately $14.3 million driven by a decrease of approximately $4 million in cash payments for the vested SAR awards, and by a decrease in operating expenses led by the Government segment as well as operational efficiencies achieved in the HFS-South segment, partially offset by an increase in cash paid for severance, increase in cash paid for audit and other professional fees, and payroll increases in the HFS-South segment. There was also an increase in interest received by approximately $0.6 million (driven by a higher average outstanding cash balance in the current period that generated interest income), and  a decrease in cash paid for interest during the period of approximately $8.6 million driven by lower debt as a result of a decrease in the outstanding balance of the Senior Secured Notes. These increases in net cash flows from operations were partially offset by an increase in cash paid for income taxes of approximately $14.9 million as our United States federal tax  loss carryforward deductions were fully utilized during the year ended December 31, 2023.

Cash flows used in investing activities. Net cash used in investing activities was $16.1 million for the six months ended June 30, 2024 compared to $48.8 million for the six months ended June 30, 2023. This decrease in net cash used in investing activities was primarily related to a decrease in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand. To a lesser extent, the decrease was related to a $5.0 million acquisition of community assets in April 2023, supporting Government segment growth. The remainder of the decrease was driven by a decrease in other growth capital expenditures in the Government segment as the prior period included expansion related activities associated with the Expanded PCC Community contract that became effective on May 16, 2022 and drove a significant amount of capital expenditure spend into 2023.

Cash flows used in financing activities. Net cash used in financing activities was $23.2 million for the six months ended June 30, 2024 compared to $133.6 million for the six months ended June 30, 2023. This decrease in net cash used in financing activities was primarily driven by the $125 million partial redemption of the 2024 Senior Secured Notes on March 15, 2023 combined with the prior period including the payment of deferred financing costs of $1.4 million associated with the ABL Facility amendment, payment of accrued issuance costs from the warrant exchange of $1.5 million that closed in December of 2022, and taxes paid related to net share settlement of equity awards of approximately $6.4 million, partially offset by the current period increase in net cash used in financing activities of approximately $21.1 million for the repurchase of Common Stock as part of the share repurchase program, combined with taxes paid related to net share settlement of equity awards of $2.6 million in the current period.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of June 30, 2024 consisted of approximately $2.6 million of finance leases. The finance leases pertain to leases entered into during 2017 through June 30, 2024, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2027.

The Company’s finance lease and other financing obligations as of December 31, 2023 consisted of approximately $2.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the six months ended June 30, 2024, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of June 30, 2024. The maturity date of the ABL Facility is February 1, 2028, which extended termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 2024 Senior Secured Notes under the 2024 Notes Indenture by and among Arrow Bidco, the Note Guarantors, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semi-annually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes, reducing the principal balance outstanding to $334.5 million from an original principal balance of $340 million. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. In connection with the Notes Exchange Offer (as defined in the Company’s 2023 Form 10-K), on November 1, 2023, approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of the 2025 Senior Secured Notes under the 2025 Senior Secured Notes Indenture by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent. Interest is payable semi-annually on March 15 and September 15 of each year, and began on March 15, 2024. Following this issuance and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0. As of June 30, 2024, none of the 2024 Senior Secured Notes remain outstanding and the 2025 Senior Secured Notes had an outstanding principal balance of $181.4 million. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2024 Senior Secured Notes, the Notes Exchange Offer, and the 2025 Senior Secured Notes.

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

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of June 30, 2024:

($ in thousands)	Total	Rest of 2024	2025	2026	2027
Interest Payments(1)	$24,382	$9,753	$14,629	$—	$—
2025 Senior Secured Notes	181,446	—	181,446	—	—
Operating lease obligations, including imputed interest(2)	15,303	5,343	5,519	3,674	767
Total	$221,131	$15,096	$201,594	$3,674	$767
(1)	We will incur and pay interest expense at 10.75% of the remaining face value of $181.4 million annually, or $19.5 million in connection with our 2025 Senior Secured Notes. Over the remaining term of the Notes, interest payments total approximately $24.4 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the six months ended June 30, 2024, we had two customers, who accounted for 47% and 14% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 30% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2024.

Our largest customer for the six months ended June 30, 2023 accounted for 63% of revenues, while no other customer accounted for more than 10% of revenues. The largest customer accounted for 15% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2023.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the six months ended June 30, 2024, we had one major supplier representing 20% of goods purchased. For the six months ended June 30, 2023, we had one major supplier that represented 16.2% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of June 30, 2024 as current portion of operating lease obligations and long-term operating lease obligations.  Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of June 30, 2024.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $6.7 million and $12.4 million for the six months ended June 30, 2024 and 2023, respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $3.2 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

For a discussion of the critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our 2023 Form 10-K. There have been no material changes during the three and six months ended June 30, 2024 to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred certain immaterial transaction costs during 2023. During 2024, Target Hospitality incurred transaction costs associated with certain transactions, primarily driven by the Proposal described in “Recent Developments” in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.

●	Other adjustments: System implementation costs, including non-cash amortization of capitalized system implementation costs, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Gross Profit	$46,870	$82,366	$95,938	$164,329
Depreciation of specialty rental assets	14,805	17,992	29,586	35,589
Adjusted gross profit	$61,675	$100,358	$125,524	$199,918

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Net income	$18,386	$46,453	$38,769	$90,278
Income tax expense	6,892	13,703	13,035	25,920
Interest expense, net	4,273	5,276	8,861	12,773
Loss on extinguishment of debt	—	—	—	2,128
Other depreciation and amortization	3,908	3,841	7,792	7,644
Depreciation of specialty rental assets	14,805	17,992	29,586	35,589
EBITDA	48,264	87,265	98,043	174,332

Adjustments
Other expense (income), net	(46)	311	(156)	1,315
Transaction expenses	1,922	37	2,162	88
Stock-based compensation	1,336	3,466	4,083	9,113
Change in fair value of warrant liabilities	—	(675)	(675)	(4,385)
Other adjustments	703	511	2,409	1,050
Adjusted EBITDA	$52,179	$90,915	$105,866	$181,513

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2024	2023
Net cash provided by operating activities	$89,696	$70,275
Less: Maintenance capital expenditures for specialty rental assets	(9,387)	(4,503)
Discretionary cash flows	$80,309	$65,772

Purchase of specialty rental assets	(15,918)	(42,916)
Purchase of property, plant and equipment	(261)	(1,493)
Acquired intangible assets	—	(4,547)
Proceeds from sale of specialty rental assets and other property, plant and equipment	42	165
Net cash used in investing activities	$(16,137)	$(48,791)

Principal payments on finance and finance lease obligations	(824)	(701)
Repayment of Senior Notes	—	(125,000)
Repurchase of Common Stock	(21,137)	—
Payment of issuance costs from warrant exchange	—	(1,504)
Proceeds from issuance of Common Stock from exercise of warrants	3	209
Proceeds from issuance of Common Stock from exercise of options	1,386	1,252
Payment of deferred financing costs	—	(1,423)
Taxes paid related to net share settlement of equity awards	(2,615)	(6,418)
Net cash used in financing activities	$(23,187)	$(133,585)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2024, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as of June 30, 2024.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2024 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. During the six months ended June 30, 2024, the Company repurchased 2,274,440 shares of Common Stock for an aggregated price of approximately $21.1 million (exclusive of estimated excise taxes of approximately $0.1 million). During the three months ended June 30, 2024, the Company did not repurchase any shares of Common Stock. As of June 30, 2024, the stock repurchase program had a remaining capacity of approximately $78.9 million.

The following table summarizes all of the share repurchases during the three and six months ended June 30, 2024:

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

Target Hospitality Corp.

Dated: August 7, 2024	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer and Chief Accounting Officer