Form 10-K
period 2024-12-31
Target Hospitality Corp.
filed 2025-03-26
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was $293,345,501.

There were 112,660,853 shares of Common Stock, par value $0.0001 per share, issued and 99,363,923 outstanding as of March 20, 2025.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2025 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Target Hospitality Corp.

Annual Report on FORM 10-K

December 31, 2024

Part I

Item 1. Business

Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company”, or “Target Hospitality” refer to Target Hospitality Corp. and its consolidated subsidiaries.

Overview

Our company, Target Hospitality, is one of the largest vertically integrated specialty rental and hospitality services companies in North America. We have an extensive network of geographically relocatable specialty rental accommodation units with 16,865 beds across 26 communities. We also operate 2 communities not owned or leased by the Company. The majority of our revenues are generated under contracts that include minimum revenue amounts over the active contract term which provides visibility to future earnings and cash flows. We believe our customers enter into contracts with us because of our differentiated scale and ability to deliver premier accommodations and in-house culinary and hospitality services across many key geographies in which they operate. For the year ended December 31, 2024, we generated revenues of approximately $386 million.  Approximately 68.8% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 31.2% of revenues were earned through leasing of lodging facilities for the year ended December 31, 2024.

For additional information on our revenue related to the years ended December 31, 2024 and 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

Target Hospitality, though initially founded in 1978, began operating as a specialty rental and hospitality services company in 2006. Our Company operates across the U.S. and Canada, primarily in the Southwest and the Midwest U.S.. Target Hospitality provides comprehensive turnkey solutions to customers’ unique needs, from the initial planning stages through the full cycle of development and ongoing operations. We provide cost-effective and customized specialty rental accommodations, culinary services and hospitality solutions, including site design, construction, operations, security, housekeeping, catering, concierge services and health and recreation facilities.

We have established a leadership position in providing a fully integrated service offering to our large customer base, which is comprised of U.S. government service providers, and major companies supporting natural resource development. Our Company is built on the foundation of the following core values: serve others with empathy, elevate the experience, pursue excellence, act with integrity and collaboration. We believe that when our team is living these values corporate responsibility comes naturally. The map below shows the Company’s community locations in North America:

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

We provide a safe, comfortable, and healthy environment to our guests, employees and workers across the U.S. and Canada and anywhere our customers need our facilities and services. Under our “Target 12” service model, we provide benefits to our customers, delivering high quality food, rest, connection, wellness, community, and hospitality, which optimizes our customers’ workforce engagement, performance, safety, loyalty, and productivity during work hours.

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

Using our expansive community network, unique core competencies and full-service turnkey hospitality solutions, we provide critical facilities and hospitality support services for fully integrated natural resource development companies and contractors of the U. S. government. Our assets are well-suited to support the full lifecycle of development plans and we are able to scale our facility size to meet customers’ growing needs. We are well-positioned to continue serving our customers throughout the full cycle of their projects, which typically last for several decades. Our integrated model provides value to our customers by reducing project timing and counterparty risks associated with projects. More broadly, our accommodations networks, combined with our integrated value-added hospitality and facilities services creates value for our customers by optimizing their engagement, performance, safety, loyalty, productivity, preparedness and profitability.

Summary of Value-Added Services

We take great pride in the premium customer experience we offer across our range of community and hospitality services offerings. The majority of Target’s communities include in-house culinary and hospitality services. Our world-class culinary and catering professionals serve approximately 15,000,000 meals on average each year with fresh ingredients and many of our meals are made from scratch. We self-manage most culinary and hospitality services, which provides us with greater control over service quality as well as incremental revenue and profit potential. Our communities are designed to promote rest and quality of life for our customers’ workforces and include amenities such as:

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

● 2011: Signor Barnhart Lodge opened in Barnhart, TX (160 beds)
● The Vancouver project consisted of a 1,600 bed facility, a portion of which was subsequently transferred to North Dakota and remains in use today	● 2012: Target developed additional North Dakota facilities in Dunn County (Q1), Judson Lodge(Q3), Williams County (Q3) and Watford City (Q4)
● 2005: Target operated 1,100-bed cruise ship anchored in the Gulf of Mexico to support relief efforts during aftermath of Hurricane Katrina	● 2012: Target expanded service into Texas with the opening of Pecos Lodge (90 beds) in Q4
● In addition, built and managed 700-person modular camp in New Orleans with running water, electricity and on-site kitchen services	● 2013: Target awarded TCPL Keystone KXL pipeline project to house and feed over 6,000 workers (project terminated July 23, 2021)
● 2007: Target hired by Freeport-McMoRan to build and operate 425-bed facility in Morenci, AZ in support of copper mining operations (re-opening 10/2012)	● 2014: Target awarded lodge contract for new 200-bed community in the HFS – South region
● 2008: Target provided catering/food services for 600 personnel in support of relief operations in aftermath of Hurricane Ike	● 2014: Target awarded contract and built 2,400-bed community for U.S. federal government (contract terminated August 9, 2024)
● 2009: Target provided housing and logistics services for 1,500 workers during a refurbishment of a refinery in St. Croix	● 2015: Opened new community in Mentone, TX in Q4 for Anadarko Petroleum Company
● 2009: Signor Lodging was formed	● 2016: Signor expanded Midland Lodge several phased expansions 1,000 beds
● 2010: Target opened Williston Lodge, Muddy River, Tioga and Stanley Cabins in western North Dakota	● 2016: Signor Kermit Lodge opens with 84 rooms
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
● 2019: El Capitan addition of 200 beds
● 2019: El Capitan expansion 100 beds
● 2019: Seven Rivers expansion 200 beds
● 2021: Government Segment expansion 4,000 beds
● 2022: Government Segment expansion approximately 2,000 beds
● 2023: HFS – South Segment expansion 665 beds
● 2024: Entered into partnership with Chard Métis Dene Group to further expand business in Canada

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

Our specialty rental modular assets and hospitality services deliver the essential services and accommodations when and where there is a lack of sufficient accessible or cost-effective housing, infrastructure or local labor. Many of the geographic areas near the southern U.S. border lack sufficient temporary housing and infrastructure and may require additional infrastructure in the future. In the U.S. natural resource development industry, many of the largest hydrocarbon reservoirs are in remote and expansive geographic locations, like the Southwestern portion of the U.S. and North Dakota where limited infrastructure exists. We support the development of these necessary natural resources by providing the fully-integrated and value-added hospitality services described above. Our communities and integrated hospitality services allow our customers to outsource their accommodations needs to a single provider, optimizing employee morale, productivity, safety, and loyalty while focusing their investment on their core businesses and long term planning.

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

Demand within our government end market is primarily influenced by immigration and deportation as well as federal governmental policy and budgets. Continued increases in immigration or deportation activity have influenced government spending on infrastructure in impacted regions, and, consequentially, demand for accommodations and related services.

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

In addition, proximity to customer activities influences occupancy and demand. We have built, own and operate the largest specialty rental and hospitality services networks available to customers operating in the regions served by our HFS – South segment. These networks allow our customers to utilize one provider across a large and expansive geographic area. Our broad network often results in us having communities that are the closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce.

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

Business Strengths & Strategies

Strengths

●	Market Leader in Strategically Located Geographies. We are one of North America’s largest providers of turnkey specialty rental units with premium catering and hospitality services including 26 strategically located communities with 16,865 beds primarily in the highest demand regions of the southwestern U. S. as of December 31, 2024. As of December 31, 2024 we also operated 2 communities not owned or leased by the Company. Utilizing our large network of communities with the most bed capacity, particularly within the regions served by our Government and HFS – South segments, we believe we are the only provider with the scale and regional density to serve all of our customers’ needs in these key areas. Additionally, our network and relocatable facility assets allow us to transfer the rental fleet to locations that meet our customer service needs across our segments allowing us to achieve a higher return on capital. We leverage our scale and experience to deliver a comprehensive service offering of vertically integrated accommodations and hospitality services that provides a compelling economic value proposition to our customers.

●	Long-Standing Relationships with Diversified Large Integrated Customers. We have long standing relationships with our diversified base of approximately 330 customers, which includes some of the largest blue-chip, investment grade natural resource development and integrated infrastructure companies in North America. We believe we have also established strong relationships in our U.S. government end market with our contract partners and the federal agencies we serve. We initially won one of our largest government sub-contracts in 2014 based upon our differentiated ability to develop and open a permanent large-scale facility in Dilley, Texas on an accelerated timeline, which was renewed and extended in 2016 and 2020 and ultimately led to an expansion of the Government segment, demonstrating our successful execution and customer satisfaction. Although the original contract to this facility was terminated effective August 9, 2024, we renewed our partnership with the contractor on March 5, 2025 to reactivate our existing assets in Dilley, Texas. The relationships we have established over the past decade have been built on trust and credibility given our track record of performance and delivering value to our customers by providing a broad range of hospitality service offerings within a community atmosphere. Target’s customers’ willingness to enter into multi-year committed contracts, and our historical client retainment rate of over 85%, demonstrates the strength of these long-standing relationships.

●	Committed Revenue and Exclusivity Produce Highly Visible, Recurring Revenue. The vast majority of our revenues are generated under multi-year contracts that include minimum revenue amounts or exclusivity provisions during the active contract term, under which our customers agree to use our network for all their accommodation needs within the geographies we serve. In 2024, approximately 64% of our revenues were comprised of minimum revenue amounts and approximately 99% were under contract, including exclusivity. The weighted average length of our existing customer relationships is approximately 60 months and we have maintained a consistent client renewal rate of over 85% for the last 5 years. Our customers enter into long-term agreements and consistently renew their contracts to ensure that sufficient accommodations and hospitality services are in place to properly care for their large workforces. Our multi-year contracts and consistent renewal rates provide recurring revenue and high visibility on future financial performance.

●	Proven Performance and Resiliency Through the Various Economic Cycles. We believe our business model is generally well insulated from economic cycles because we utilize the same asset base across our operating segments, which allows us to efficiently optimize our modular assets and redeploy them, as warranted by customer demand.

●	Long-lived Assets Requiring Minimal Maintenance Capital Expenditures. Our long-lived specialty rental assets support robust cash flow generation. Our rental assets have an average life of approximately 15 years, and we typically recover our initial investment within the first few years of initial capital deployment. Our maintenance capital between 2020 and 2024 has ranged from approximately 0.4% to 5.4% of annual revenue with an average of 2.9% of annual revenue. We maintain low maintenance capital expenditures, as cleaning and routine maintenance costs are included in day-to-day operating costs and recovered through the average daily rates that we charge our customers. This continual care of our assets supports extended asset lives and the ongoing ability to operate with only nominal maintenance capital expenditures. The investment profile of our rental assets underpins our industry leading unit economics. Our contract discipline underpins our investment decision making and any spending on new growth investments is generally underwritten by contracts, with no speculative building. Generally, we do not invest capital unless we expect to meet our internal return thresholds. Due to the high revenue visibility from long-term contracts, we are poised to generate robust and stable cash flows driven by historical strategic growth investments and minimal future maintenance capital expenditure requirements.

Strategies

We believe that we can further develop our business by, among other things:

●	Expansion and Diversification Through Acquisitions, Diversifying Our Service Offerings as well as our Customer base. We selectively pursue acquisitions and business combinations related to specialty rental and hospitality services in the markets we currently serve as well as adjacent markets that offer existing complimentary services to ours. Leveraging our core competencies related to facilities management, culinary services, catering and site services, we believe that we can further scale these elements of our business and replicate it in other geographies and end markets. We continue to focus on strengthening our balance sheet through strong cash flow generation and debt reduction to provide flexibility to execute upon targeted acquisitions and business combinations that would be accretive to us while also diversifying our customer base, reducing customer concentration, and expanding our end markets.

●	Maintaining and Expanding Existing Customer Relationships. Growing and maintaining key customer relationships is a strategic priority. We fill existing bed capacity within our communities, while optimizing our inventory for existing customer expansion or for new customers. Keeping this balance provides us with flexibility and a competitive advantage when pursuing new contract opportunities as top-tier customers find enhanced value in the scale and flexibility of Target’s world class network, which supports their comprehensive and dynamic housing and food management requirements. With the scale of our accommodations network, a significant number of our key customers are commercially exclusive to Target Hospitality as their primary and preferred provider of accommodations and hospitality services throughout the U.S. or for a designated geographic area.

●	Enhancing Contract Scope and Services. One of our strategic focus areas is to enhance the scope and terms of our customer contracts. We intend to continue our historical track record of renewing and extending these contracts at favorable commercial and economic terms, while also providing additional value added services to our customers. For example, we have expanded our presence across multiple government agencies creating broad reaching opportunities to extend reach beyond our core accommodations platform. Intentionally growing revenue in an attractive government services end market, allowed us to high-grade contracts and significantly expand Target’s growth pipeline.

●	Disciplined Growth Capital Expenditures to Increase Capacity. We selectively pursue opportunities to expand existing communities and develop new communities to satisfy customer demand. We employ rigorous discipline to our capital expenditures to grow our business. Our investment strategy is generally to only deploy new capital with visibility—typically a contract—to revenue and returns to meet our internal return hurdles often with capital recovery mechanisms. We target high returns on invested capital and achieve these returns due to our high cash-on-cash margin profile.

●	Growing and Pursuing New Customer/Contract Opportunities. We continually seek additional opportunities to lease our facilities to government, natural resource development, and other third-party owners or operators in need of specialty rental and hospitality services. We have a proven track record of success in executing our specialty rental and facilities management model across several end markets for ongoing needs as well as major projects that have finite project life cycle durations. A strong national presence creates a platform to expand geographical reach into a wide range of industry applications, while significantly expanding Target’s long-term growth pipeline by utilizing existing core competencies to broaden service offerings across a variety of business and commercial applications. While special projects do not constitute a large portion of our business, it is typical for us to secure some special projects that can last anywhere from 1-5 years (or more). We have designated sales-related resources that focus on special finite life cycle projects and maintain a dynamic business pipeline which includes, but is not limited to, special projects across end markets.

●	Enhance Financial Strength and Create Shareholder Value. The Company follows a disciplined approach to maintaining and enhancing financial strength to create stockholder value. This strategy is centered on the Company’s ability to drive profitable growth, and maximize net earnings, cash flows and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The Company's disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk, with the nearest significant debt maturity of $181.4 million occurring in June 2025 consisting of our approximately $181.4 million in aggregate principal amount of 10.75% senior secured notes due June 15, 2025 (the “2025 Senior Secured Notes”), which were redeemed in full on March 25, 2025. The Company had total liquidity of approximately $365.7 million as of December 31, 2024, which consisted of up to $175 million of unused capacity under its ABL Facility, and cash and cash equivalents of $190.7 million.

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

Target Hospitality operates its business in two key end markets: (i) government (“Government”), which includes the facilities, services and operations of (a) the residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center” or the “Dilley Immigration Processing Center”) previously provided pursuant to a lease and services agreement with a national provider of migrant programming which was terminated effective August 9, 2024 and which was reactivated on March 5, 2025; and (b) several facilities in West, Texas previously provided pursuant to its lease and services agreement with a leading national nonprofit organization (“NP Partner”) in support of their aid efforts, backed by a U. S. government contract, which was terminated effective February 21, 2025 and (ii) HFS – South, which includes the facilities and operations in sixteen communities located across Texas and New Mexico.

The map below shows the Company’s primary community locations in the HFS – South segment (including five locations outside of this segment).

BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUEBEC
PACIFIC OCEAN
ATLANTIC OCEAN
Vancouver
Calgary
Edmonton
Quebec
Montreal
Ottawa
Toronto
New York
Philadelphia
Chicago
NORTH AMERICA LODGE NETWORK
HFS - South: NEW MEXICO | TEXAS
1 SEVEN RIVERS
2 CARLSBAD
3 JAL LODGE
4 ORLA EL CAPITAN
5 ORLA NORTH
6 ORLA SOUTH
7 MENTONE WOLF
8 SKILLMAN STATION
9 KERMIT NORTH
10 KERMIT SOUTH
11 ODESSA WEST
12 ODESSA EAST
13 MIDLAND LODGE
14 MIDLAND EAST
15 BIG SPRING
16 PECOS SOUTH
NORTH DAKOTA
17 JUDSON LODGE
18 WILLIAMS COUNTY LODGE
19 WATFORD CITY LODGE
WYOMING
20 POWDER RIVER
CANADA
21 CHEECHAM LODGE

TARGET HOSPITALITY

The table below presents the Company’s communities in the HFS – South, Government, and All Other segments as of December 31, 2024.

Segment	Community Name	Location	Status	Number of Beds
Government	Dilley (Dilley Immigration Processing Center) (1)	Dilley, Texas	Own	2,556
Government	PCC (2)	Pecos, Texas	Own	2,000
Government	Pecos Blue Lodge (2)	Pecos, Texas	Own	1,000
Government	Delaware Lodge (2)	Orla, Texas	Own/Operate	425
Government	Lodge 118 (2)	Pecos, Texas	Own/Operate	1,402
Government	Pecos Trail Lodge (2)	Pecos, Texas	Own/Operate	558
Government & HFS - South	Skillman Station Lodge (2)	Mentone, Texas	Own/Operate	1,048
Government & HFS - South	Pecos South Lodge (2)	Pecos, Texas	Own/Operate	772
HFS - South	Orla North Lodge	Orla, Texas	Own/Operate	169
HFS - South	Orla South Lodge	Orla, Texas	Own/Operate	240
HFS - South	El Capitan Lodge	Orla, Texas	Own/Operate	429
HFS - South	Odessa West Lodge	Odessa, Texas	Own/Operate	805
HFS - South	Odessa East Lodge	Odessa, Texas	Own/Operate	280
HFS - South	Mentone Wolf Lodge	Mentone, Texas	Own/Operate	530
HFS - South	Midland Lodge	Midland, Texas	Own/Operate	870
HFS - South	Midland East Lodge	Midland, Texas	Own/Operate	197
HFS - South	Kermit Lodge	Kermit, Texas	Own/Operate	232
HFS - South	Kermit North Lodge	Kermit, Texas	Own/Operate	180
HFS - South	Carlsbad Lodge	Carlsbad, New Mexico	Own/Operate	496
HFS - South	Seven Rivers Lodge	Carlsbad, New Mexico	Own/Operate	640
HFS - South	Jal Lodge	Jal, New Mexico	Own/Operate	466
HFS - South	Big Spring Lodge	Big Spring, Texas	Own/Operate	621
All Other	Williams County Lodge	Williston, North Dakota	Own/Operate	300
All Other	Judson Executive Lodge	Williston, North Dakota	Own/Operate	100
All Other	Watford City Lodge	Watford City, North Dakota	Own/Operate	334
All Other	Cheecham Lodge	Alberta, Canada	Own/Operate	215
Total Number of Beds				16,865

(1) South Texas Family Residential Center Contract (as defined below) terminated on August 9, 2024. These community assets in Dilley, Texas previously leased under the South Texas Family Residential Center Contract were reactivated as of March 5, 2025 under a new contract with the same national provider of migrant programming.

(2) The New PCC Contract (as defined below) associated with these communities terminated on February 21, 2025.

Government

The Government segment includes, but is not limited to, two primary end markets which make up approximately 58% of our revenue for the year ended December 31, 2024:

●	Immigration Aid Efforts. Community facilities providing a suite of comprehensive service offerings supporting immigration aid efforts.

●	Residential Facilities. Residential facilities, provide space and residential services in an open and safe environment. Residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

For the year ended December 31, 2024, the Company’s operations in the Government segment consisted primarily of a lease and services agreement with our NP Partner, backed by a committed U.S. government contract, to provide a suite of comprehensive service offerings in support of their aid efforts at a residential housing facility. During the year ended December 31, 2023, the Company executed a new contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement (“Expanded Contract”) to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. government in their missions. The Expanded Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021 with approximately 6,375 beds. On May 15, 2023, the Company executed a six-month extension of the Expanded Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. During the year ended December 31, 2023, the Company executed a new contract with our NP Partner (“New PCC Contract”), pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the U.S. government, that became effective on November 16, 2023, with a one year base period through November 15, 2024, with an option to extend for up to four additional one year periods and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. As previously disclosed, effective February 21, 2025, the New PCC Contract was terminated, but Target retained ownership of these assets, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its existing operating segments and other potential growth opportunities. Target is actively engaged in re-marketing these assets, along with other existing modular solutions, as it pursues a strong pipeline of growth opportunities. These opportunities include a growing number of potential solutions supporting the U.S. government's current immigration policies, including utilizing the Company's previously leased assets located in Pecos, Texas.

Target Hospitality built, leased and operated the South Texas Family Residential Center through a former sub-lease and services agreement with a national provider of migrant programming, which provided management services (“STFRC Contract”).  Effective August 9, 2024, the STFRC Contract was terminated, but these assets were reactivated as the Dilley Immigration Processing Center (“DIPC”) pursuant to a new lease and services agreement with the same national provider of migrant programming (the “DIPC Contract”), effective March 5, 2025. Target Hospitality owns the facility and provides select on-site services including catering, culinary, management, janitorial and light maintenance. The Dilley Facility includes 524,000 square feet of building space including residential housing units with 2,400 beds (excluding employee beds), as well as classrooms, a library, chapels, an infirmary with full medical, dental, pharmaceutical and x-ray capabilities, a dining hall, offices and an industrial laundry center.  The DIPC Contract is supported by an amended intergovernmental services agreement (“IGSA”) between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement (“ICE”).  As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

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

The Government segment generated approximately 58% or $224.7 million of the Company’s revenue for the year ended December 31, 2024. The map below shows the Company’s primary community locations in the Government segment.

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

As of December 31, 2024, with 16 communities and approximately 7,900 beds across HFS – South, we offer the largest network of turnkey specialty rental accommodations and hospitality services.

The HFS – South segment generated approximately 39% or $149.9 million of the Company’s revenue for the year ended December 31, 2024. The map below shows the Company’s primary community locations in the HFS – South region.

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

The Company provides specialty rental and hospitality services including concierge, culinary, catering, maintenance, security, janitorial and related services at facilities owned by other companies. We currently provide Facilities Management, culinary and catering and site services for one facility located in Wyoming for which we do not own the specialty rental accommodation assets.

NORTHWEST TERRITORIES
Fort Murray
ALBERTA
Edmonton
Saskatoon
MONTANA
Helena
Miles City
Billings
IDAHO
Boise
WYOMING
Casper
Cheyenne
Salt Lake City
UTAH
Denver
COLORADO
Santa Fe
Regina
Winnipeg
NORTH DAKOTA
Bismarck
Fargo
MINNESOT
SOUTH DAKOTA
Rapid City
Minneapolis
NEBRASKA
Omaha
Des Moines
Kansas City
KANSAS
1
2
3
4
5

TARGET HOSPITALITY | **OTHER LODGES**

CANADA
1 CHEECHAM LODGE

WYOMING
2 POWDER RIVER

NORTH DAKOTA
3 JUDSON LODGE
4 WILLIAMS COUNTY LODGE
5 WATFORD CITY LODGE

TARGET® HOSPITALITY

Segment information for December 31, 2024 and 2023

For additional information on our segments, including Government, HFS - South,  and All Other, related to December 31, 2024 and 2023, refer to Note 19 of our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Customers and Competitors

For the year ended December 31, 2024, the Company’s principal customers include U.S. Government contractors, and investment grade natural resource development companies. For the year ended December 31, 2024, we had one customer, who accounted for approximately 48% of our revenue.

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

The accommodation facilities market in our HFS-South segment is divided into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to our customers. Our HFS-South competitors primarily include small, independent businesses with a few locations, often with little to no contracts and with significantly fewer rooms, or RV parks that offer no turn-key services or modular accommodation solutions.

The accommodations market within our Government segment is generally divided into competitors that primarily serve as temporary facilities with seasonal contracts, and tent providers with limited scale and services. U.S. government sites typically do not own and operate the full suite of hospitality solutions, but contract out to third-parties for more limited offerings and on a shorter-term basis.

The Company’s Community and Services Contracts

For the year ended December 31, 2024, revenue related to the HFS – South segment represented approximately 39% of our revenue, revenue related to our Government segment represented 58% of our revenue, and All Other revenue represented 3% of our revenue.

Customer Agreements

The Company’s operations in the HFS – South segment are conducted through several different types of agreements with customers.

Certain customer agreements include committed contractual revenue arrangements, some of which contain minimum revenue amounts. For certain of the Company’s customers, it uses network lease and services agreements (“NLSAs”) which cover the customer’s full enterprise and are exclusive agreements with set terms and rates for all geographic regions in which the Company operates. The NLSAs obligate the customers to use the Company’s facilities and services across the U.S. The Company’s NLSAs have an average set term of two to three years.

Certain other customers are subject to lease and services agreements (“LSAs”) which are more limited in geographic scope and cover only specified areas with the same structural commercial terms as the NLSAs. The LSAs obligate customers to pay a fixed minimum revenue amount, generally for a fixed amount of rooms over a term regardless of occupancy with terms that can range from one month to multiple years.

The Company also has master services agreements (“MSAs”) with certain customers which are typically exclusive arrangements without the committed component of the NLSAs and LSAs and no minimum contractual liability for the customer. MSAs make up the largest portion of the Company’s operations in the HFS – South segment.

For the year ended December 31, 2024, the Company’s operations in the Government segment consisted primarily of several facilities in connection with a lease and services agreement with the NP Partner, backed by a committed U.S. government contract, to provide a suite of comprehensive service offerings.  The initial contract, including subsequent change orders and amendments, had a value of approximately $129 million and was fully committed over its initial one-year term, which commenced March 18, 2021. During the year ended December 31, 2022, the Company executed the Expanded Contract with our NP Partner that became effective on May 16, 2022, which represented a significantly expanded lease and services agreement to provide enhanced infrastructure and comprehensive facility services supporting the NP Partner and the U.S. government in their missions. The Expanded Contract provided for a significant scope expansion and term extension for the continuation of services provided under the agreement that originated in March 2021. The Expanded Contract operated with similar structure to the Company’s prior and existing government services subcontracts, which are centered around minimum revenue amounts supported by the U.S. government. Additionally, the Expanded Contract included occupancy-based variable services revenue that aligned with active community population. The minimum revenue amount, which consisted of annual lease revenue and nonrecurring infrastructure enhancement revenue, provided for a minimum annual revenue contribution of approximately $390 million and was fully committed over its initial contract term. On May 15, 2023, the Company executed a six-month extension of the Expanded Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. The Expanded Contract terminated as of November 15, 2023. During the year ended December 31, 2023, the Company executed the New PCC Contract, pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the U.S. government, that replaced the Expanded Contract and became effective on November 16, 2023. The New PCC Contract included a one year base period through November 15, 2024, an option to extend for up to four additional one year periods, and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. Under the New PCC Contract, the Company maintained similar facility size and operational scope compared to the Expanded Contract. The New PCC Contract operates with similar structure to the Company’s prior government services subcontracts, which centered around minimum revenue amounts supported by the U.S. government. Additionally, the New PCC Contract includes occupancy-based variable services revenue that align with active community population. During the year ended December 31, 2024, the Company executed the first of four one-year extension options on the New PCC Contract along with an amendment, effective November 16, 2024, which supports a community capable of serving up to 6,000 individuals. As previously disclosed, the New PCC Contract was terminated effective February 21, 2025.

The Company’s operations in the Government segment also includes the DIPC with a national provider of migrant programming (the “Dilley Partner”) currently provided pursuant to the Dilley contract effective March 5, 2025. The DIPC Contract is supported by an amended IGSA between the city of Dilley, Texas and ICE.  As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

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

The Company employed approximately 770 people as of December 31, 2024. Our workforce is primarily comprised of full-time employees. Of the total population as of December 31, 2024, approximately 600 of our employees worked in the HFS – South segment, approximately 41 of our employees worked in the Government segment, and approximately 66 of our employees worked in the All Other segment. The remaining 63 employees worked in Corporate. None of the Company’s employees are unionized or members of collective bargaining arrangements.

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

•Employee wellness: The Company’s Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity, and overall employee engagement. The program includes a health assessment, no cost preventive care through the medical plan, tobacco cessation support through our medical insurance carrier, and an employee assistance program. Approximately 45% of eligible employees participated in the Health & Safety program in 2024.

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

•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend new hire orientation training within 90 days of hire. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our employees. In 2024, our employees enhanced their skills through training, including safety training, leadership training and equipment-related training from our suppliers. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.

Intellectual Property

Target Hospitality owns a number of trademarks important to the business. Its material trademarks are registered or pending registration in the U.S. Patent and Trademark Office. The business operates primarily under the Target Hospitality brand.

Properties

Target Hospitality’s corporate headquarters is located in The Woodlands, Texas. Its executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.

For a list of real property owned material to the operations of Target Hospitality, refer to Part I Item 2 within this Annual Report on Form 10-K.

Available Information

Our website address is www.targethospitality.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding Target Hospitality Corp.

Item 1A. Risk Factors

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock, par value $0.0001 per share (the “Common Stock”), speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found immediately following this summary and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our Common Stock.

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	We face significant competition in the specialty rental sector.
●	The loss of our most significant customer or any of our largest customers in any of our business segments could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We derive a substantial portion of our revenue from the Government segment. The loss of, or a significant decrease in revenues from, our customer in this concentrated segment could seriously harm our financial condition and results of operations.
●	We are subject to extensive procurement laws, regulations and procedures, including those that enable the U.S. government to terminate contracts for convenience.
●	Our natural resource development customers are exposed to a number of unique operating risks and challenges which could also adversely affect us.
●	Our business is contract intensive. Servicing existing contracts may lead to customer disputes or delays in receipt of payments, and failure to retain our current customers, renew existing customer contracts, and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.
●	We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.
●	We may be adversely affected if customers reduce their specialty rental and hospitality services outsourcing.
●	Our operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our future revenue and financial condition and increase its costs and expenses.
●	Construction risks exist which may adversely affect our results of operations.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions.
●	Certain of our major communities are located on land subject to leases. If we are unable to renew a lease, we could be materially and adversely affected.
●	Third parties may fail to provide necessary services and materials for our communities and other sites.
●	It may become difficult for us to find and retain qualified employees, and failure to do so could impede our ability to execute our business plan and growth strategy.
●	Significant increases in operating costs, including raw material and labor costs, could increase our operating costs significantly and harm our profitability.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.

●	We are exposed to various possible claims relating to our business, and our insurance may not fully protect us.
●	Public health crises such as pandemics and their impact on business and economic conditions and government requirements could adversely affect our business, financial condition or results of operations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.

Social, Political and Regulatory Risks

●	Failure to comply with government regulations related to food and beverages may subject us to liability.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
●	We are subject to various laws and regulations including those governing our contractual relationships. Obligations and liabilities under these laws and regulations may materially harm our business.
●	We are subject to various anti-corruption laws and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.
●	We may be exposed to certain regulatory and financial risks related to climate change and other environmental laws and regulations.
●	We may be subject to litigation, judgments, orders or regulatory proceedings that could materially harm our business.
●	We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.

Growth, Development and Financing Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
●	Global, national or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cybersecurity threats.

Risks Related to Our Indebtedness

●	Our leverage may make it difficult for us to service our debt and operate our business.
●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
●	Restrictions in Arrow Bidco’s existing and future debt agreements could limit our growth and our ability to respond to changing conditions.
●	Credit rating downgrades could adversely affect our businesses, cash flows, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

●	Our stock price has been and may continue to be subject to volatility, and this and other factors may affect elements of our capital allocation strategy such as share repurchases, acquisitions and debt reduction.
●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

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

Although our competition varies significantly by market, the specialty rental and hospitality services industry, in general, is competitive. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery terms. We may experience pricing pressures in our operations in the future as some of our competitors seek to obtain market share by reducing prices. We may also face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to our potential customers. In each of our current markets, we face competition from national, regional and local companies who have an established market position in the specific service area. We expect to encounter similar competition in any new markets that we may enter. Some of our competitors may have greater market share, greater pricing flexibility, more attractive product or service offerings, or superior marketing and financial resources. In addition, if some of our government customers have capacity at the facilities which they operate, they may choose to use less capacity at our facilities. Increased competition could result in lower profit margins, substantial pricing pressure, and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations, and financial condition.

The loss of our most significant customer or, in the future, any one of our largest customers in any of our business segments could adversely affect our results of operations.

For the year ended December 31, 2024, our largest customer accounted for approximately 48% of our total revenue, and our five largest customers accounted for approximately 74% of our total revenue. For a more detailed explanation of our customers, see the section of this Annual Report on Form 10-K entitled “Business.” Following the termination of the New PCC Contract, the loss of any one of our largest remaining customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have an adverse effect on our results of operations if the Company is unable to secure new replacement customers or contracts for an extended period of time. We are actively seeking to mitigate the impact of the termination of the New PCC contract by pursuing new business opportunities and diversifying our customer base. However, there can be no assurance that these efforts will be successful or that we will be able to replace the lost revenue in a timely manner. Investors should carefully consider the risks associated with the loss of our largest customer and the potential impact on our business, financial condition, and results of operations. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, political and industry conditions.

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

Increased public resistance, including negative media attention and public opinion, to the use of private companies for the management and operation of facilities supporting immigration, may negatively impact our brand and the public perception of the Company. Maintaining and promoting our brand will depend largely on our ability to differentiate ourselves from the direct participants in the ongoing conflict around immigration policy. If we are portrayed negatively in the press or associated with the ongoing social and political debates around immigration policy, our public image and reputation could be irreparably tarnished, and our brand could be harmed. If we are unable to counter such negative media attention effectively, investors may lose confidence in our business, which could result in a decline in the trading price of our Common Stock, and our business could be materially adversely affected.

Furthermore, our relationship with the U.S. government subjects us and our government contractor customers to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our or their business, financial condition, or results of operations. These operational risks and others associated with privately managing residential facilities could result in higher costs associated with staffing and lead to increased litigation. Lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for our facilities. Any court decision or government action that impacts our customers’ existing contracts with the government could impact our subcontracts for the facilities and result in a reduction in demand for our services or reputational damage to us and require us to devote a significant amount of time and expense to the defense of our operations and reputation, which could materially affect our business, financial condition, and results of operations.

We derive a substantial portion of our revenue from the Government segment. The loss of, or a significant decrease in revenues from, new customers in this concentrated segment could seriously harm our financial condition and results of operations.

We historically have derived a significant portion of our revenues from our subcontracts with government contractors. Despite the termination of each of the STFRC Contract and the New PCC Contract, we continue to pursue a pipeline of growth opportunities of subcontracts with government contractors such as the new DIPC Contract.  These revenues depend on the U.S. government and its contractors receiving sufficient funding and providing it with timely payment under the terms of our contracts. If the applicable government entity does not receive sufficient appropriations to cover its contractual obligations, it may delay or reduce payment to its contractors and, as a result, our government contractor customers may delay or reduce payments to or terminate their contracts with us. Any future impasse or struggle impacting the federal government’s ability to reach agreement on the federal budget, debt ceiling or any future federal government shutdowns could result in material payment delays, payment reductions or contract terminations. Additionally, our current and potential future government contractor customers have requested and may request in the future that we reduce our contract rates or forego increases to those rates as a way for those contractors to control costs and help their government customers to control their spending and address their budgetary shortfalls. For additional information regarding our operation of the Government segment, see the section entitled “Business—Business Operations—Government”.

The U.S. government and, by extension, our U.S. government contractor customers, may also from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. For example, federal, state or local governmental partners may in the future choose to undertake a review of their utilization of privately operated facilities, or may cancel or decide not to renew existing contracts with their government contractors, who may, in turn, cancel or decide not to renew their contracts with us. Changes in government policy, presidential administration or other changes in the political landscape relating to immigration policies may similarly result in a decline in our revenues in the Government segment. In addition, lawsuits, to which we are not a party, have challenged the U.S. government’s policy of detaining migrant families, and government policies with respect to immigration may impact the demand for our facilities and any facilities that we may operate in the future. Any court decision or government action that impacts our existing contracts or any future contracts for similar facilities could materially affect our cash flows, financial condition and results of operations. Further, we may not be able to renew our agreements with the government contractors or enter new agreements with these contractors. Any renewals or new agreements we may enter may be on terms that are materially less favorable to us than those in our current agreements.

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

The carrying value of our communities could be reduced by extended periods of limited or no activity by our customers, which would require us to record impairment charges equal to the excess of the carrying value of the communities over fair value. We may incur asset impairment charges in the future. Such charges may negatively affect our results of operations and financial condition as well as our borrowing base.

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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts, and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate, or terminate contracts with us. In the context of a potential depressed commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness as we encountered with various customers during the COVID-19 pandemic. Further, if any of our customers fail to reach final investment decisions with respect to projects for which such customers have already awarded us contracts to provide related accommodations, those customers may terminate such contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts, or the failure to obtain new business would have a material adverse effect on our business, results of operations and financial condition if the Company is unable to secure new contracts for an extended period of time.

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

Our profitability can also be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our communities. From time to time we have experienced increases in our food costs. In addition, food prices can fluctuate as a result of inflation, foreign exchange rates and temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains, and late freezes. Although we negotiate the pricing and other terms for the majority of our purchases of food and related products directly with national manufacturers, we purchase these products and other items through national distributors and suppliers. If our relationship with, or the business of a primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. We may be unable to fully recover costs, and such increases could negatively impact profitability on contracts that do not contain such inflation protections.

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

Public health crises such as pandemics and their impact on business and economic conditions and government requirements could adversely affect our business, financial condition or results of operations.

We are subject to risks related to public health crises, such as pandemics and the various measures that are implemented to protect public health, which can adversely affect the economy and financial markets. We have implemented business continuity plans to continue to provide specialty rental and hospitality services to our customers and to support our operations, while taking health and safety measures such as incentivizing employee vaccination, implementing worker distancing measures and masking measures and using a remote workforce where possible. There can be no assurance that any future public health crisis, and efforts to contain such public health crisis (including, but not limited to, vaccination, social distancing and masking policies, restrictions on travel and reduced operations) will not materially impact our results of operations and financial position.

Financial Accounting Risks

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.

We have goodwill associated with the HFS-South segment, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets associated with the HFS-South segment. As of December 31, 2024, we had approximately $41.0 million and $52.8 million of goodwill and other intangible assets, net, respectively, in our statement of financial position, which represents approximately 5.6% and 7.3% of total assets, respectively. We review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. Any impairment charges could adversely affect our reported results of operations and financial condition.

Social, Political, Regulatory and Litigation Risks

A failure to maintain food safety or comply with government regulations related to food and beverages may subject us to liability.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers or distributors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our sales. Future food product recalls and health concerns associated with food contamination may also increase our raw materials costs and, from time to time, disrupt business.

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

We are subject to income taxes in the United States. Our tax liabilities are affected by the amounts charged for services, funding, and other intercompany transactions. Tax authorities may disagree with our intercompany charges, or other tax positions and assess additional taxes. We regularly assess the likely outcomes of examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to its operating structure, changes in the mix of earnings in countries and/or states with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.

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

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation, but it remains unclear what additional actions the current or  future administration will take and what support the President will have for any potential legislative changes from Congress. The outcome of U.S. federal, regional, provincial, and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

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

In connection with acquisitions, we may assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions; record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges; or incur amortization expenses related to certain intangible assets.

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

As of December 31, 2024, we, through our wholly-owned indirect subsidiary, Arrow Bidco, LLC (“Arrow Bidco”), had $181.4 million of total indebtedness consisting of $0 borrowings under the ABL Facility and $181.4 million of our 2025 Senior Secured Notes.

If our leverage increases, it could have important consequences, including:

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

Economic disruptions affecting key counterparties could also have a material adverse effect on our business. We monitor the financial strength of our larger customers, lenders, and insurance carriers on a periodic basis using publicly-available information in order to evaluate its exposure to those who have or who it believes may likely experience significant threats to their ability to adequately perform their obligations to it. The information available will differ from counterparty to counterparty and may be insufficient for us to adequately interpret or evaluate our exposure and/or determine appropriate or timely responses.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be subject to volatility, and this and other factors may affect elements of our capital allocation strategy such as share repurchases, acquisitions and debt reduction.

Our stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those mentioned in this Item 1A. Stock volatility in itself may adversely affect stockholder confidence as well as employee morale and retention for those associates who receive equity grants as part of their compensation packages. The impact on employee morale and retention could adversely affect our business performance and financial results. Stock volatility and other factors may also affect elements of our capital allocation strategy, and our ability to use equity to fund acquisitions or raise capital.

As part of our capital allocation strategy, since November 2022, the Company’s Board of Directors has authorized several share repurchase programs. Decisions regarding share repurchases and dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of our Common Stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of, our share repurchase programs could have a negative effect on the price of our Common Stock.  Our share repurchase program could change, and would be influenced by several factors, including business and market conditions. During the year ended December 31, 2024, the Company repurchased 3,866,265 shares of Common Stock for an aggregated price of approximately $33.4 million (exclusive of estimated excise taxes of approximately $0.2 million). As of December 31, 2024, the stock repurchase program had a remaining capacity of approximately $66.6 million. For more information on our dividends and share repurchase programs, see “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities”.

We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

We have incurred and expect to continue to incur significant legal, accounting, insurance, and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002, as amended (“SOX”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act may require additional change. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of SOX, may substantially increase our expenses, including legal and accounting costs, and may make some activities more time-consuming and costly. These laws, rules, and regulations may also make it more expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult to attract and retain qualified persons to serve on its board of directors or as officers.

Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

Arrow Holdings and MFA Global S.a r.l., entities controlled by TDR Capital, together beneficially owned approximately 65% of our outstanding shares of Common Stock as of December 31, 2024. As a result of its ability to control a significant percentage of the voting power of our outstanding Common Stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.

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

Risks from Cybersecurity Threats

We are exposed to, and may be adversely affected by, interruptions to our computer and IT systems and sophisticated cyber-attacks, including third-party compromise. We have not experienced cybersecurity threats that have materially affected the Company’s results of operations or financial condition. For more information about the cybersecurity risks we face, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

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

	Location	Description
Government
	Dilley, Texas (leased land)	Dilley (Dilley Immigration Processing Center (2))
	Pecos, Texas (owned and leased land)	PCC (3)
	Pecos, Texas (leased land)	Pecos Blue Lodge (3)
	Orla, Texas	Delaware Lodge (3)
	Mentone, Texas (leased land)	Skillman Station Lodge(1) (3)
	Pecos, Texas	Lodge 118 (3)
	Pecos, Texas	Pecos Trail Lodge (3)
	Pecos, Texas	Pecos South Lodge(1) (3)

HFS – South
	Pecos, Texas	Pecos South Lodge(1)
	Orla, Texas	Orla North Lodge
	Orla, Texas	Orla South Lodge
	Orla, Texas (leased land)	El Capitan Lodge
	Odessa, Texas (owned and leased land)	Odessa West Lodge
	Odessa, Texas	Odessa East Lodge
	Mentone, Texas (leased land)	Mentone Wolf Lodge
	Mentone, Texas (leased land)	Skillman Station Lodge(1)
	Midland, Texas	Midland Lodge
	Midland, Texas	Midland East Lodge
	Kermit, Texas (leased land)	Kermit Lodge
	Kermit, Texas	Kermit North Lodge
	Carlsbad, New Mexico (leased land)	Carlsbad Lodge
	Carlsbad, New Mexico (leased land)	Seven Rivers Lodge
	Jal, New Mexico (owned and leased land)	Jal Lodge
	Big Spring, Texas	Big Spring Lodge

Other
	Canada (leased land)	Cheecham Lodge
	Williston, North Dakota	Williams County Lodge
	Williston, North Dakota	Judson Executive Lodge
	Watford City, North Dakota (leased land)	Watford City Lodge
(1)	Location is shared between the HFS – South and Government segments.
(2)	STFRC Contract terminated on August 9, 2024. These community assets in Dilley, Texas previously leased under the STFRC Contract were reactivated as of March 5, 2025 under the DIPC Contract.
(3)	The New PCC Contract (as previously defined) associated with these locations terminated on February 21, 2025.

Item 3.  Legal Proceedings

We are involved in various lawsuits, claims and legal proceedings, most of which arise out of the ordinary course of business. The nature of the Company’s business is such that disputes occasionally arise with vendors including suppliers and subcontractors, and customers over contract specifications and contract interpretations among other things. The company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on  assessment of exposure. We have insurance policies to cover general liability and workers’ compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under such pending lawsuits, claims and legal proceedings will not have a material adverse effect on its financial condition results of operations, or liquidity. Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “TH.”. Our Warrants (as defined below), which expired by their terms on March 15, 2024, traded on Nasdaq under the ticker symbol “THWWW”.

Holders

As of December 31, 2024, there were twelve holders of record of our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.

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

Warrants

Platinum Eagle Acquisition Corp., our legal predecessor (“Platinum Eagle”), issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”) and the warrants issued in a private placement concurrently with its initial public offering (the Private Warrants and, together with the Public Warrants, the “Warrants”). The Warrants expired at 5:00 pm New York City time on March 15, 2024.

As of December 31, 2024, there were no Warrants outstanding. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding. The Private Warrants were classified as liabilities under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity guidance. The Public Warrants were classified as equity based on the guidance outlined in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Each Warrant entitled its holder to purchase Common Stock in accordance with its terms. During the year ended December 31, 2023, holders of Public Warrants exercised 17,369 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.2 million and issuing 17,369 shares of Common Stock.  During the year ended December 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock.  See Note 9 and 16 of the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Warrant Exchange

On December 22, 2022, the Company closed on an offer to exchange the Warrants for shares of its Common Stock in a cashless transaction (the “Warrant Exchange”). Pursuant to the terms of the Warrant Exchange, the Company issued 2,996,201 shares of Common Stock. See Note 9 and 16 of the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The graph below compares the cumulative total return of our Common Stock from December 31, 2019, through December 31, 2024, with the comparable cumulative return of two indices, the Russell Broadbased Total Returns and the Nasdaq US Benchmark TR Index. The graph plots the change in value of an initial investment in each of our Common Stock, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2024, the Company issued an aggregate of 90,000 unregistered, restricted shares of Common Stock to Jeff Sagansky, a former director of the Company, in settlement of Mr. Sagansky’s purported exercise of certain warrants held by him. With respect to such issuance, the Company relied on an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. During the year ended December 31, 2024, the Company repurchased 3,866,265 shares of Common Stock for an aggregated price of approximately $33.4 million (exclusive of estimated excise taxes of approximately $0.2 million). As of December 31, 2024, the stock repurchase program had a remaining capacity of approximately $66.6 million.

The following table summarizes all of the share repurchases during the year ended December 31, 2024:

Period	Total number of shares	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum number of shares yet to be purchased under the plans (1)
January 1, 2024 through January 31, 2024	903,444	$9.37	903,444	9,465,382
February 1, 2024 through February 29, 2024	754,556	$9.47	754,556	8,717,615
March 1, 2024 through March 31, 2024	616,440	$8.89	616,440	7,259,287
September 1, 2024 through September 30, 2024	150,000	$7.61	150,000	9,995,668
October 1, 2024 through October 31, 2024	1,112,719	$7.63	1,112,719	9,291,496
November 1, 2024 through November 30, 2024	329,106	$8.19	329,106	8,050,899
Total	3,866,265		3,866,265

Securities Authorized for Issuance under Equity Compensation Plans

On March 6, 2019, our shareholders approved a long-term incentive award plan (the “Plan”) in connection with the business combination. The Plan is administered by the Compensation Committee. Under the Plan, the Compensation Committee may grant an aggregate of 4,000,000 shares of Common Stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards.

On May 19, 2022, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized under the plan by 4,000,000 shares.

Please refer to Note 17 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for details of the forms of Executive Nonqualified Stock Option Award Agreements, the forms of Executive Restricted Stock Unit Agreements, the form of Executive Stock Appreciation Rights Award Agreement, and the forms of Executive Performance Stock Unit Agreements.

As of December 31, 2024, 10,919,715 securities had been granted under the Plan, excluding 116,837 Restricted Stock Units (“RSUs”) paid in cash, and including 1,578,537 of Stock Appreciation Right Awards (“SARs”), which  were settled in cash.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	2,748,593	$7.38	953,569
Equity compensation plans not approved by security holders	—	—	—
Total	2,748,593	$7.38	953,569
(1)	The number of common shares reported in Column (a) excludes shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2024, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 985,077 equity-based RSUs at a weighted average grant price of $7.60, 1,401,407 equity-based PSUs (assumed at a payout of 100% of Target) at a weighted average grant price of $6.02, and 362,109 stock options at a weighted average exercise price of $7.38. For additional information on the awards outstanding under the Plan, see Note 17 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

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
●changes in end-user demand requirements that could lead to cancellation of contracts for convenience in the Government segment;
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
●our ability to refinance debt on favorable terms and meet our debt service requirements and obligations; and
●risks related to Arrow Bidco’s debt obligations;

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, overall workforce community management, concierge services and laundry service. As of December 31, 2024, our network included 26 communities to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

On June 10, 2024, the Company received notice that the U.S. government intended to terminate the STFRC Contract, effective in 60 days, on August 9, 2024. As such effective on August 9, 2024, the STFRC Contract was terminated. The STFRC Contract was based on a fixed minimum lease revenue amount and for the year ended December 31, 2023, contributed approximately $55.9 million in total consolidated revenue compared to approximately $38.3 million of revenue for the year ended December 31, 2024, all of which is related to the Company’s Government segment. These assets associated with the STFRC Contract were reactivated on March  5, 2025 pursuant to the DIPC Contract. During the year ended December 31, 2024, the Company’s Government segment continued to benefit from the PCC Community and the contract (the New PCC Contract and the amendment) thereof with our NP Partner that became effective November 16, 2023 (with the exercise of the first of four one-year extension options on November 16, 2024). However, the PCC Community contributed lower revenues as compared to 2023 driven primarily by lower non-cash revenue amortization of $118.2 million related to an advanced payment for community expansion associated with the prior contract that became fully amortized as of November 2023, and to a lesser extent, by a decrease of $22 million in the minimum lease revenue component of the New PCC Contract amendment compared to the prior contract that ended in November 2023 as well as $21 million of lower variable services revenue generated by the New PCC Contract. The New PCC Contract terminated effective February 21, 2025 as discussed in Note 20 of our audited consolidated financial statements located in Part II, Item 8 within this annual report on Form 10-K.  The Company generated positive cash flows from operations of approximately $151.7 million representing a decrease in cash flows from operations of approximately $5.1 million or 3% for the year ended December 31, 2024 compared to the year ended December 31, 2023 driven by a $22.8 million increase in cash paid for income taxes, and a decrease in cash collections of $21.2 million, partially offset by a decrease in operating expenses of $24.4 million, and an $11.3 million decrease in cash paid for interest driven by a significant reduction in the average amount of debt outstanding during the current year compared to the prior year, and an increase in interest income of $3.2 million. During the year ended December 31, 2024, the Company also purchased 3,866,265 shares of Common Stock for an aggregate price of approximately $33.4 million (exclusive of estimated excise taxes of approximately $0.2 million).

For the year ended December 31, 2024, key drivers of financial performance included:

●	Decreased consolidated revenue by ($177.3) million or (31)% compared to the year ended 2023, driven by lower revenue generated from the Government segment primarily from lower non-cash revenue amortization of an advanced payment for community build-out and mobilization of asset activities associated with the Company’s PCC community, which was fully amortized as of November 2023, partially by lower minimum lease revenue as well as lower variable services revenue generated by the New PCC contract in the current period, and the termination of the STFRC Contract, partially offset by an increase in revenue in the HFS – South segment by $1.3 million or 1% as compared to the year ended December 31, 2023 as a result of an increase in customer demand.
●	Generated consolidated net income of approximately $71.4 million for the year ended December 31, 2024 as compared to a net income of approximately $173.7 million for the year ended December 31, 2023. This decrease in net income is primarily attributable to a decrease in revenue, the change in the estimated fair value of warrant liabilities, partially offset by a decrease in costs of services driven primarily by lower costs in the Government segment as a result of operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, a decrease in specialty rental costs, a decrease in depreciation of specialty rental assets, a decrease in selling, general and administrative expenses led by a decrease in stock compensation expense, a decrease in interest expense, net driven by a decrease in interest expense led by a reduction in the average amount of debt outstanding during the current year and an increase in interest income earned on cash equivalents funded by the increase in available cash as a result of cash flows from operations, a decrease in loss on extinguishment of debt, and a decrease in income tax expense led by a decrease in income before income tax.
●	Generated consolidated Adjusted EBITDA of $196.7 million representing a decrease of ($147.5) million or (43)% as compared to the year ended December 31, 2023, driven primarily by the decrease in revenue led by the lower non-cash revenue amortization mentioned above that ended in November 2023 associated with the prior PCC Contract, partially offset by a decrease in operating expenses comprised of a decrease in services costs and specialty rental costs.

Adjusted EBITDA is a non-GAAP measure. The GAAP measure most comparable to Adjusted EBITDA is Net income.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Our Government segment, including several communities in West, Texas supporting critical U.S. government efforts, deliver essential services and accommodations near the southern U.S. border where there is insufficient housing and infrastructure solutions to appropriately address immigration and deportation.

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

Public Policy

We have derived, and in the future may derive, a significant portion of our revenues from our subcontracts with U.S. government contractors. The U.S. government and, by extension, our U.S. government contractor customers, may from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Changes in government policy, presidential administration or other changes in the political landscape relating to immigration policies may similarly result in a decline in our revenues in the Government segment.

We are continuing to pursue an expanding pipeline of government services growth opportunities, and we believe there is significant opportunity to continue to assist the federal government. However, available government funding and economic incentives are subject to change for a variety of reasons that are beyond our control, including budget and policy initiatives and priorities of current and future administrations at the federal and state level. We cannot predict what actions the new Trump administration may take with respect to government contracts that were previously executed.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 68.8% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 31.2% of revenues were earned through leasing of lodging facilities for the year ended December 31, 2024. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

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

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure, which we define as revenues less services and specialty rentals costs, excluding impairment, certain severance costs, and depreciation of specialty rental assets to measure our financial performance.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead, noncash impairment and depreciation expenses, and certain severance costs not reflective of the ongoing results of Target Hospitality. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our budgets and internal projections and to prior period results for a given period in order to assess our performance.

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

Government

The Government segment includes facilities and operations provided under a lease and services agreement with our NP Partner, backed by a committed U.S. government contract, to provide a suite of comprehensive service offerings in support of their aid efforts.  As discussed in Note 20 of our audited consolidated financial statements located in Part II, Item 8 within this annual report on Form 10-K, the lease and services agreement with the NP Partner was terminated effective February 21, 2025.

Additionally, this segment includes the facilities and operations of the DIPC provided under the STFRC Contract, which was terminated effective August 9, 2024, but was reactivated under the DIPC Contract effective March 5, 2025.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment

During the year ended December 31, 2022, the Company executed the Expanded Contract that went into effect in May 2022 to provide enhanced infrastructure and comprehensive facility services that support the critical hospitality solutions the Company provides to the NP Partner and the U.S. government in their missions. The Expanded Contract provided for a significant scope expansion and term extension for the continuation of services provided under the prior agreement that originated in March 2021. The Expanded Contract operated with similar structure to the Company’s prior government services subcontracts, which are centered around minimum revenue amounts supported by the U.S. government. Additionally, the Expanded Contract included occupancy-based variable services revenue that aligned with active community population. The minimum revenue amount, which consisted of annual lease revenue and nonrecurring infrastructure enhancement revenue, provided for a minimum annual revenue contribution of approximately $390 million and was fully committed over its initial contract term. Inclusive of all potential occupancy-based variable services revenue, the Expanded Contract provided for a maximum initial annual total contract amount of approximately $575 million. On May 15, 2023, the Company executed a six-month extension of the Expanded Contract, which extended the period of performance through November 15, 2023 and increased the contract value, with no change to contract structure or any other existing economic terms. The Expanded Contract terminated on November 15, 2023. The non-recurring infrastructure enhancement revenue was generated from an advance payment made during the year ended December 31, 2022 for the community build-out, and mobilization of asset activities related to the community expansion associated with the Expanded Contract.  The advanced payment was determined to be related to future services to be amortized to revenue over the estimated term of the Expanded Contract.  This advance payment revenue amortization ended when the Expanded Contract terminated on November 15, 2023.  As such, the prior period for the year ended December 31, 2023 included this revenue amortization in the amount of approximately $118.2 million, whereas the current period does not. Additionally, the Expanded Contract included an annual minimum lease revenue amount of approximately $196 million that impacted the prior period compared to the current period being impacted by an annual minimum lease revenue amount of approximately $178 million to $168 million under the New PCC Contract explained below.

During the year ended December 31, 2023, the Company executed the New PCC Contract, pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the U.S. government, that replaced the Expanded Contract and became effective on November 16, 2023. The New PCC Contract includes a one year base period through November 15, 2024, an option to extend for up to four additional one year periods, and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. Under the New PCC Contract, the Company maintains similar facility size and operational scope compared to the Expanded Contract. The New PCC Contract operates with similar structure to the Company’s prior government services subcontracts, which are centered around minimum revenue amounts supported by the U. S. government. Additionally, the New PCC Contract includes occupancy-based variable services revenue that align with active community population.  During the year ended December 31, 2024, the Company executed the first of four one-year extension options on the New PCC Contract along with an amendment, effective November 16, 2024, which supports a community capable of serving up to 6,000 individuals. The minimum revenue amount, which consist of annual lease revenue, provide for a minimum annual revenue contribution of approximately $168 million, which decreased from $178 million pursuant to the amendment of the New PCC Contract on November 16, 2024. Assuming all option periods are exercised, the 5-year cumulative minimum revenue amount of the New PCC Contract is expected to be approximately $851 million through 2028. As discussed in Note 20 of our audited consolidated financial statements located in Part II, Item 8 within this annual report on Form 10-K, the New PCC Contract with the NP Partner was terminated effective February 21, 2025.

Additionally, the termination of the STFRC Contract as well as the change from the prior Expanded Contract to the New PCC Contract impacts comparability between periods.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the years ended December 31, 2024, 2023 and 2022($ in thousands):

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2024	2023	2022	2024 vs. 2023	2024 vs. 2023	2023 vs. 2022	2023 vs. 2022
Services income	$265,912	$365,627	$333,702	$(99,715)	(27)%	$31,925	10%
Specialty rental income	120,360	197,981	168,283	(77,621)	(39)%	29,698	18%
Total revenues	386,272	563,608	501,985	(177,336)	(31)%	61,623	12%
Costs:
Services	132,142	151,574	174,200	(19,432)	(13)%	(22,626)	(13)%
Specialty rental	18,787	30,084	27,824	(11,297)	(38)%	2,260	8%
Depreciation of specialty rental assets	57,164	68,626	52,833	(11,462)	(17)%	15,793	30%
Gross profit	178,179	313,324	247,128	(135,145)	(43)%	66,196	27%
Selling, general and administrative	54,258	56,126	57,893	(1,868)	(3)%	(1,767)	(3)%
Other depreciation and amortization	15,642	15,351	14,832	291	2%	519	3%
Other (income) expense, net	(502)	1,241	36	(1,743)	(140)%	1,205	3347%
Operating income	108,781	240,606	174,367	(131,825)	(55)%	66,239	38%
Loss on extinguishment of debt	-	2,279	-	(2,279)	(100)%	2,279	(100)%
Interest expense, net	16,619	22,639	36,323	(6,020)	(27)%	(13,684)	(38)%
Change in fair value of warrant liabilities	(675)	(9,062)	31,735	8,387	(93)%	(40,797)	(129)%
Income before income tax	92,837	224,750	106,309	(131,913)	(59)%	118,441	111%
Income tax expense	21,430	51,050	32,370	(29,620)	(58)%	18,680	58%
Net income	$71,407	$173,700	$73,939	$(102,293)	(59)%	$99,761	135%
Less: Net income attributable to the noncontrolling interest	142	-	-	142	100%	-	0%
Net income attributable to Target Hospitality Corp. common stockholders	$71,265	$173,700	$73,939	$(102,435)	(59)%	$99,761	135%

Comparison of Years Ended December 31, 2024 and 2023

Total Revenue. Total revenue was $386.3 million for the year ended December 31, 2024 as compared to $563.6 million for the year ended December 31, 2023, and consisted of $265.9 million of services income and $120.4 million of specialty rental income. Total revenue for the year ended December 31, 2023 consisted of $365.6 million of services income and $198.0 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management services, health and recreation facilities, concierge services, and laundry service. The main drivers of the decrease in services income revenue year over year was lower revenue in the Government segment in the current period from the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Contract that terminated on November 15, 2023, partially by lower minimum lease revenue as well as lower variable services revenue generated by the New PCC contract and the New PCC Contract amendment in the current period, and the termination of the STFRC Contract.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment from the decrease in the non-cash revenue amortization that ended in November 2023 associated with the advanced payment from the prior Expanded Contract that terminated on November 15, 2023, partially by lower minimum lease revenue as well as lower variable services revenue generated by the New PCC contract in the current period, and the termination of the STFRC Contract.

Cost of services. Cost of services was $132.1 million for the year ended December 31, 2024 as compared to $151.6 million for the year ended December 31, 2023. The decrease in services costs is primarily due to a decrease in services costs in the Government segment driven primarily by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment, and partially driven by lower occupancy at the PCC Community. Approximately $1 million of this decrease was driven by a community in the All Other Category that incurred lodge removal and transportation costs in the prior period that did not recur in the current period, while approximately $3.3 million of this decrease was driven by the termination of the STFRC Contract.  These decreases were partially offset by an increase of approximately $1.9 million in the HFS-South segment related to an increase in operational costs from community expansion to support increased customer demand in the HFS-South segment, partially offset by the prior period including asset mobilization and integration costs associated with a new community acquired in January 2023 that did not recur in the current period and operational efficiencies achieved in the current period.

Specialty rental costs. Specialty rental costs were approximately $18.8 million for the year ended December 31, 2024 as compared to $30.1 million for the year ended December 31, 2023. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases terminated at the PCC Community and termination of the STFRC Contract in the Government segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $57.2 million for the year ended December 31, 2024 as compared to $68.6 million for the year ended December 31, 2023. The decrease in depreciation expense is primarily attributable to a decrease in depreciation on certain specialty rental assets and related leasehold improvements acquired or built in 2022 to support growth of the Government segment related to the Expanded Contract, which became fully depreciated during the year ended December 31, 2023, while approximately $3 million of this decrease was driven by a decrease in depreciation of specialty rental assets in the HFS-South segment for certain assets that became fully depreciated during 2024.

Selling, general and administrative. Selling, general and administrative was $54.3 million for the year ended December 31, 2024 as compared to $56.1 million for the year ended December 31, 2023. The decrease in selling, general and administrative expenses of ($1.9) million was primarily driven by a decrease in stock compensation expense of approximately $3.9 million largely from the liability-based stock appreciation right awards (“SARs”) driven by a lower number of SAR awards outstanding during the current period compared to the prior period as approximately 50% of such awards were outstanding as of December 31, 2023 compared to 0% in the current period as there are no remaining awards outstanding as of December 31, 2024 as these awards vested and were exercised as of December 31, 2024. Amortization of system implementation costs also decreased by approximately $0.7 million from the prior year as such costs became fully amortized in May of 2024 as scheduled. Recruiting expenses also decreased by approximately $0.4 million from the prior year. These decreases were partially offset by an increase in severance of approximately $1.0 million for certain terminated employees during the year ended December 31, 2024, other compensation and benefits cost increases of approximately $0.4 million, audit fee increases of approximately $0.4 million, other professional fee increases of approximately $0.5 million, and an increase in expense for a non-cash share settlement on December 12, 2024 with a former non-employee director of the Company of approximately $0.8 million based on the value of the settlement shares on the settlement date.

Other depreciation and amortization. Other depreciation and amortization expense was $15.6 million for the year ended December 31, 2024 as compared to $15.4 million for the year ended December 31, 2023. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense, net. Other expense (income), net was ($0.5) million for the year ended December 31, 2024 as compared to $1.2 million for the year ended December 31, 2023. This decrease in expense is primarily driven by costs incurred on the disposal of assets in the All Other segment category in the prior year, which did not recur in the current year.

Loss on extinguishment of debt. Loss on extinguishment of debt was $0 for the year ended December 31, 2024 as compared to $2.3 million for the year ended December 31, 2023. The decrease in loss on extinguishment of debt is due to the partial redemption of Arrow Bidco’s 9.50% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”) on March 15, 2023, which was accounted for as a partial extinguishment of debt and resulted in a charge of approximately $1.7 million related to the write-off of unamortized deferred financing costs and unamortized original issue discount. Approximately $0.4 million of the change related to the write-off of unamortized deferred financing costs for non-continuing lenders in connection with the First Amendment to the ABL Facility on February 1, 2023. The remainder of the change relates to the write-off of approximately $0.2 million of the remaining unamortized deferred financing costs and unamortized original issue discount associated with the redemption on November 21, 2023 of the remaining portion of the 2024 Senior Secured Notes that were not exchanged for the new 2025 Senior Secured Notes in Arrow Bidco’s offer to exchange (the “Notes Exchange Offer”) any and all of its outstanding 2024 Senior Secured Notes for cash and for the 2025 Senior Secured Notes. No such activity occurred in the current period. Refer to Note 8 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding extinguishment of debt and the Notes Exchange Offer.

Interest expense, net. Interest expense, net was $16.6 million for the year ended December 31, 2024 as compared to interest expense, net of $22.6 million for the year ended December 31, 2023. The change in interest expense, net was primarily driven by a decrease in interest expense on the Senior Secured Notes by approximately $2.9 million driven by a lower outstanding debt balance in current year as approximately $153.1 million of the Senior Secured Notes were paid off during the year ended December 31, 2023. Approximately $1.9 million of this decrease was driven by lower deferred financing cost amortization on the Senior Secured Notes during the current year due to the write-off of unamortized deferred financing costs during the year ended December 31, 2024 driven by the partial extinguishment of debt associated with the partial redemption of the 2024 Senior Secured Notes discussed above. Approximately $2.6 million of this decrease was driven by an increase in interest income earned on cash equivalents funded by the increase in available cash as a result of cash flows from operations. These decreases were partially offset by an increase in Senior Secured Note original issue discount amortization of approximately $1 million driven by fees incurred in connection with the Senior Note Exchange that closed on November 1, 2023 as more fully discussed in Note 8 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K. Additionally, these decreases were partially offset by an increase in ABL Facility deferred financing costs amortization and unused line fee expenses combined of approximately $0.3 million driven by the ABL Facility amendments completed in the prior year.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end. The change in fair value of the warrant liabilities was ($0.7) million for the year ended December 31, 2024 as compared to ($9.1) million for the year ended December 31, 2023. The change in the fair value of the warrant liabilities is the result of changes in market prices deriving the value of the financial instruments. The estimated value of the Private Warrants decreased in the current year, generating an increase to income in the current year. There was also a lower number of outstanding Private Warrants in the current year compared to the prior year given the Private Warrants expired March 15, 2024 as discussed in Note 9 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K.

Income tax expense.  Income tax expense was $21.4 million for the year ended December 31, 2024 as compared to $51.1 million for the year ended December 31, 2023. The decrease in income tax expense is primarily attributable to a decrease in income before income tax for the year ended December 31, 2024 led by a decrease in revenue, partially offset by cost decreases previously mentioned.

Comparison of the Years Ended December 31, 2023 and 2022

For discussion of the comparison of our operating results for the years ended December 31, 2023 and 2022, please read the “Comparison of Years Ended December 31, 2023 and 2022” section located in the Management Discussion & Analysis section in our Annual Report on From 10-K for the year ended December 31, 2023 filed on March 13, 2024 and is incorporated herein by reference.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except for Average Daily Rate amounts).

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenue:	2024	2023	2022	2024 vs. 2023	2024 vs. 2023	2023 vs. 2022	2023 vs. 2022
Government	$224,650	$403,724	$360,294	$(179,074)	(44)%	$43,430	12%
HFS - South	149,931	148,677	132,373	1,254	1%	16,304	12%
All Other	11,691	11,207	9,318	484	4%	1,889	20%
Total revenues	$386,272	$563,608	$501,985	$(177,336)	(31)%	$61,623	12%

Adjusted Gross Profit
Government	$185,268	$332,480	$246,598	$(147,212)	(44)%	$85,882	35%
HFS - South	50,822	51,444	54,558	(622)	(1)%	(3,114)	(6)%
All Other	(747)	(1,974)	(1,195)	1,227	(62)%	(779)	65%
Total Adjusted Gross Profit	$235,343	$381,950	$299,961	$(146,607)	(38)%	$81,989	27%

Average Daily Rate
HFS - South	$73.57	$75.22	$73.39	$(1.65)		$1.83

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

Comparison of Years Ended December 31, 2024 and 2023

Government

Revenue for the Government segment was $224.7 million for the year ended December 31, 2024 as compared to $403.8 million for the year ended December 31, 2023.

Adjusted gross profit for the Government segment was $185.3 million for the year ended December 31, 2024 as compared to $332.5 million for the year ended December 31, 2023.

Revenue decreased primarily due to the decrease in the non-cash revenue amortization of approximately $118.2 million that ended in November 2023 associated with the advanced payment from the prior Expanded Contract that terminated on November 15, 2023 and partially by lower minimum lease revenue of approximately $22 million as well as lower variable services revenue of approximately $21 million generated by the New PCC contract in the current year. This was also partially driven by a decrease in revenue of approximately $18 million from the South Texas Family Residential Center led by the STFRC Contract termination as previously discussed.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leased equipment. This was also partially offset by a decrease in costs of approximately $6.4 million from the South Texas Family Residential Center led by the STFRC Contract termination previously discussed.

Hospitality & Facilities Services - South

Revenue for the HFS – South segment was $149.9 million for the year ended December 31, 2024, as compared to $148.7 million for the year ended December 31, 2023.

Adjusted gross profit for the HFS – South segment was $50.8 million for the year ended December 31, 2024, as compared to $51.4 million for the year ended December 31, 2023.

The increase in revenue of approximately $1.3 million was primarily attributable to an increase in customer demand and more communities in operation during the year ended December 31, 2024.

The decrease in adjusted gross profit of approximately $0.6 million was primarily attributable to an increase in operational costs from community expansion to support increased customer demand, partially offset by a decrease in service costs driven by the prior year including asset mobilization and integration costs associated with the new community acquired in January 2023 that did not recur in the current year and by operational efficiencies achieved in the current year. The increase in revenue noted above also partially offset this decrease.

Comparison of the Years Ended December 31, 2023 and 2022

For discussion of the comparison of our operating results for the years ended December 31, 2023 and 2022, please read the “Comparison of Years Ended December 31, 2023 and 2022” section located in the Management Discussion & Analysis section in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 13, 2024 and is incorporated herein by reference.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our acquisition strategy, working capital needs, principal debt payments, debt service requirements, and capital expenditures. As of December 31, 2024, the ABL Facility had unused available borrowing capacity of $175 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth, acquisition, and diversification strategy discussed in Item 1, “Business” of this Annual Report on Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During the year ended December 31, 2024, we incurred approximately $32.5 million in capital expenditures, which decreased by approximately $33.1 million compared to the year ended December 31, 2023 largely driven by lower growth capital expenditures, led by the HFS-South segment and partially driven by the Government segment, partially offset by higher maintenance capital expenditures of approximately $6.5 million, and an increase in finance lease assets of approximately $1 million. Our total annual 2024 capital spending included approximately $15.8 million of capital expenditures driven by the HFS-South segment and approximately $15.5 million driven by the Government segment, most of which was comprised of maintenance capital expenditures. In 2022, capital expenditures incurred increased from 2021, primarily driven by growth projects to increase community capacity, mainly in the Government segment.  Although growth capital expenditures are largely discretionary, our long-lived specialty rental assets require a certain level of maintenance capital expenditures, which have ranged from approximately 0.4% to 5.4% of annual revenue between 2020 and 2024, with an average cost of approximately 2.9% of annual revenue. Maintenance capital expenditures for specialty rental assets amounted to approximately $20.7 million, $14.2 million, and $12.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.  As we pursue growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our audited consolidated statements of cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2024	2023	2021

Net cash provided by operating activities	$151,675	$156,801	$305,612
Net cash used in investing activities	(28,842)	(68,180)	(140,228)
Net cash used in financing activities	(36,064)	(166,369)	(7,098)
Effect of exchange rate changes on cash and cash equivalents	(30)	4	(19)
Net increase (decrease) in cash and cash equivalents	$86,739	$(77,744)	$158,267

Comparison of Years Ended December 31, 2024 and 2023

Cash flows provided by operating activities. Net cash provided by operating activities was $151.7 million for the year ended December 31, 2024 compared to $156.8 million for the year ended December 31, 2023. This decrease in net cash provided by operating activities relates primarily to a $22.8 million increase in cash paid for income taxes, and a decrease in cash collections of $21.2 million, partially offset by a decrease in operating expenses of $24.4 million driven by a decrease of approximately $3.9 million in cash payments for the vested SAR awards, and by a decrease in operating expenses led by the Government segment driven by operational efficiencies and reduced leasing costs associated with certain leases that were terminated at the PCC Community, including lease terminations as a result of the purchase of certain previously leases equipment, and partially driven by lower occupancy at the PCC Community as well as the termination of the STFRC Contract, and an $11.3 million decrease in cash paid for interest driven by a significant reduction in the average amount of debt outstanding during the current year compared to the prior year, and an increase in interest income of $3.2 million.

Cash flows used in investing activities. Net cash used in investing activities was $28.8 million for the year ended December 31, 2024 compared to $68.2 million for the year ended December 31, 2023. This decrease in net cash used in investing activities was primarily related to a decrease in growth capital expenditures in the HFS – South segment with the largest single driver being the $18.6 million acquisition of community assets and related intangibles in January 2023, supporting continued customer demand. To a lesser extent, the net decrease was related to a $5.0 million acquisition of community assets in April 2023 and $1.3 million worth of land acquisitions during the year ended December 31, 2023, supporting Government segment growth. The remainder of the decrease was driven by a decrease in other growth capital expenditures in the Government segment as the prior period included expansion related activities associated with the Expanded Contract that became effective on May 16, 2022 and drove a significant amount of capital expenditure spend into 2023.

Cash flows used in financing activities. Net cash used in financing activities was $36.1 million for the year ended December 31, 2024 compared to $166.4 million for the year ended December 31, 2023. The decrease in net cash used in financing activities was driven primarily by the prior year including approximately $153.1 million of combined repayments related to the 2024 Senior Secured Notes on March 15, 2023 and November 21, 2023. The prior year also included payments of deferred financing costs of approximately $5.2 million associated with the ABL Facility amendments and the issuance of the 2025 Senior Secured Notes on November 1, 2023 in connection with the Notes Exchange Offer, whereas the current year had no such payments. The decrease in net cash used in financing activities was also driven by the prior year including the payment of accrued issuance costs from the warrant exchange of $1.5 million that closed in December of 2022, and taxes paid related to net share settlement of equity awards of approximately $6.8 million. These decreases in net cash used in financing activities were partially offset by the current year increase in net cash used in financing activities of approximately $33.4 million for the repurchase of Common Stock as part of the share repurchase program, combined with taxes paid related to net share settlement of equity awards of $2.6 million in the current year.

Comparison of the Years Ended December 31, 2023 and 2022

For discussion of the comparison of our operating results for the years ended December 31, 2023 and 2022, please read the “Comparison of Years Ended December 31, 2023 and 2022” section located in the Management Discussion & Analysis section in the our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 13, 2024 and is incorporated herein by reference.

Indebtedness

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of $3.3 million of finance leases. The finance leases pertain to leases entered into during 2022 through December 31, 2024, for commercial-use vehicles with 48 to 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028. Refer to Notes 1, 8, and 13 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2023, consisted of approximately $2.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, as amended on February 1, 2023, August 10, 2023, and October 12, 2023, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $175 million (the “ABL Facility”) with a termination date of February 1, 2028, which termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof.  During the year ended December 31, 2022, $70 million was drawn and $70 million was repaid on the ABL Facility.  During the years ended December 31, 2024 and 2023, respectively no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2024 and 2023, respectively. Refer to Note 8 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on the ABL Facility.

Senior Secured Notes

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 2024 Senior Secured Notes under an indenture dated March 15, 2019 (the “2024 Notes Indenture”). The 2024 Notes Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “2024 Senior Secured Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semi-annually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes, reducing the principal balance outstanding to $334.5 million from an original principal balance of $340 million. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. The redemption was accounted for as a partial extinguishment of debt. In connection with the Notes Exchange Offer, on November 1, 2023 (the “Notes Exchange Offer Settlement Date”), approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of the 2025 Senior Secured Notes pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). Interest is payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2024. Following this issuance and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0. As of December 31, 2024, none of the 2024 Senior Secured Notes remain outstanding and the 2025 Senior Secured Notes had an outstanding principal balance of $181.4 million. Refer to Note 8 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10- K for additional discussion of the 2024 Senior Secured Notes, the Notes Exchange Offer, and the 2025 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) maintenance capital expenditures for specialty rental assets, (iii) payments due under finance and operating leases, and (iv) debt service interest payments. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of December 31, 2024 ($ in thousands):

	Total	2025	2026	2027	2028	2029
Interest Payments(1)	$14,629	$14,629	$—	$—	$—	$—
2025 Senior Secured Notes	181,446	181,446	—	—	—	—
Operating lease obligations, including imputed interest(2)	30,948	8,927	9,325	6,181	5,467	1,048
Total	$227,023	$205,002	$9,325	$6,181	$5,467	$1,048
(1)	We will incur and pay interest expense at 10.75% of the remaining face value of $181.4 million annually in connection with our 2025 Senior Secured Notes due June 15, 2025. Over the remaining term of the 2025 Senior Secured Notes, interest payments total approximately $14.6 million.
(2)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease as noted in Note 13 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

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

Revenue Recognition

For contracts that contain both a lease component and a services or non-lease component, the Company adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). When allocating the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, the Company uses judgement in contemplating how to initially measure one or more parts of the contract, to apply the separation and measurement guidance. Factors the Company considers in making this allocation include relative standalone price of lease and services or non-lease components. An over or under-estimate of the consideration allocation between the lease components and the services or non-lease components could result in revenue not being recognized and properly presented in accordance with the authoritative guidance under ASC 842 and ASC 606. The Company had no significant contracts determined to have been over or under-allocated during the reporting periods included herein.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other (income) expense, net: Other (income) expense, net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred certain transaction costs during 2022, 2023 and 2024, including immaterial items during 2022. During 2023, such transaction costs primarily related to legal, advisory and underwriter fees, associated with debt related transaction activity and, to a lesser extent, other business development project related transaction activity. During 2024, such transaction costs were primarily driven by the Proposal described in “Recent Developments” in Note 1 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K.

●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including primarily non-cash amortization of capitalized system implementation costs, claim settlement, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
($ in thousands)	December 31,
	2024	2023	2022
Gross Profit	$178,179	$313,324	$247,128
Depreciation of specialty rental assets	57,164	68,626	52,833
Adjusted gross profit	$235,343	$381,950	$299,961

The following table presents a reconciliation of Target Hospitality’s consolidated net income to EBITDA and Adjusted EBITDA:

	For the Years Ended
($ in thousands)	December 31,
	2024	2023	2022
Net income	$71,407	$173,700	$73,939
Income tax expense	21,430	51,050	32,370
Interest expense, net	16,619	22,639	36,323
Loss on extinguishment of debt	-	2,279	-
Other depreciation and amortization	15,642	15,351	14,832
Depreciation of specialty rental assets	57,164	68,626	52,833
EBITDA	182,262	333,645	210,297

Adjustments
Other (income) expense, net	(502)	1,241	36
Transaction expenses	4,899	4,875	283
Stock-based compensation	7,306	11,174	19,121
Change in fair value of warrant liabilities	(675)	(9,062)	31,735
Other adjustments	3,427	2,344	3,242
Adjusted EBITDA	$196,717	$344,217	$264,714

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2024	2023	2022
Net cash provided by operating activities	$151,675	$156,801	$305,612
Less: Maintenance capital expenditures for specialty rental assets	(20,747)	(14,218)	(12,314)
Discretionary cash flows	$130,928	$142,583	$293,298

Purchase of specialty rental assets	(29,557)	(60,808)	(120,287)
Purchase of property, plant and equipment	(687)	(3,066)	(20,556)
Acquired intangible assets	-	(4,547)	-
Proceeds from sale of specialty rental assets and other property, plant and equipment	1,402	241	615
Net cash used in investing activities	$(28,842)	$(68,180)	$(140,228)

Principal payments on finance and finance lease obligations	(1,695)	(1,404)	(1,008)
Principal payments on borrowings from ABL	-	-	(70,000)
Proceeds from borrowings on ABL	-	-	70,000
Repayment of Senior Notes	-	(153,054)	(5,500)
Payment of issuance costs from warrant exchange	-	(1,504)	(774)
Repurchase of Common Stock	(33,496)	-	-
Distributions paid to noncontrolling interest	(65)	-	-
Proceeds from issuance of Common Stock from exercise of warrants	3	209	80
Proceeds from issuance of Common Stock from exercise of stock options	1,850	1,396	225
Payment of deferred financing costs	-	(5,194)	-
Taxes paid related to net share settlement of equity awards	(2,661)	(6,818)	(121)
Net cash used in financing activities	$(36,064)	$(166,369)	$(7,098)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility which is subject to the risk of higher interest charges associated with increases in interest rates. As of  December 31, 2024, we had $0 of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligations, which had no outstanding balances as December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Hospitality Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 26, 2025 expressed an unqualified opinion thereon.

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

Accounting for Operating Leases
Description of the Matter

As discussed in Note 13 to the consolidated financial statements, the Company’s operating lease right of use assets, net and operating lease liabilities as of December 31, 2024 totaled $24.9 million and $26 million, respectively.

As discussed in Note 1 to the consolidated financial statements, the Company used judgment to determine whether it is reasonably certain to exercise extension options when determining the term of the leases. Auditing lease terms required a higher degree of auditor judgment when evaluating evidence related to the determination of the reasonably certain lease end date.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls relating to management’s determination of the expected lease term and recording of the right of use assets and lease liabilities.

Our audit procedures included, among others, evaluating the reasonableness of significant judgments utilized by management by reviewing contract terms, understanding the utility of the lease in the context of the Company’s operations, and considering historical experience with lease extension options. In addition, we compared management’s judgment utilized for the operating lease terms to the judgment utilized in determining the term of related revenue contracts. Further, for a sample of operating leases, we compared terms in the contract to the terms used by management and recalculated the right of use assets and operating lease liabilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 26, 2025

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$190,668	$103,929
Accounts receivable, less allowance for credit losses of $534 and $550, respectively	49,342	67,092
Prepaid expenses and other assets	9,326	9,479
Total current assets	249,336	180,500

Specialty rental assets, net	320,852	349,064
Other property, plant and equipment, net	34,935	34,631
Operating lease right-of-use assets, net	24,935	19,698
Goodwill	41,038	41,038
Other intangible assets, net	52,807	66,282
Deferred financing costs revolver, net	1,871	2,479
Other non-current assets	—	661
Total assets	$725,774	$694,353

Liabilities
Current liabilities:
Accounts payable	$16,187	$20,926
Accrued liabilities	25,782	33,652
Deferred revenue and customer deposits	699	1,794
Current portion of operating lease obligations	8,548	11,914
Current portion of finance lease and other financing obligations (Note 8)	1,860	1,369
Current warrant liabilities	—	675
Current portion of long-term debt, net (Note 8)	180,328	—
Total current liabilities	233,404	70,330

Other liabilities:
Long-term debt (Note 8):
Principal amount	—	181,446
Less: unamortized original issue discount	—	(2,619)
Less: unamortized term loan deferred financing costs	—	(734)
Long-term debt, net	—	178,093
Long-term finance lease and other financing obligations	1,451	1,024
Long-term operating lease obligations	17,459	8,426
Deferred revenue and customer deposits	536	3,675
Deferred tax liability	49,271	53,074
Asset retirement obligations	2,563	2,424
Total liabilities	304,684	317,046

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 112,248,984 issued and 98,952,054 outstanding as of December 31, 2024 and 111,091,266 issued and 101,660,601 outstanding as of December 31, 2023.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of December 31, 2024 and 9,430,665 shares as of December 31, 2023.	(57,304)	(23,559)
Additional paid-in-capital	148,780	142,379
Accumulated other comprehensive loss	(2,785)	(2,638)
Accumulated earnings	332,380	261,115
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	421,081	377,307
Noncontrolling interest in consolidated subsidiaries	9	—
Total stockholders' equity	421,090	377,307
Total liabilities and stockholders' equity	$725,774	$694,353

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2024	2023	2022
Revenue:
Services income	$265,912	$365,627	$333,702
Specialty rental income	120,360	197,981	168,283
Total revenue	386,272	563,608	501,985
Costs:
Services	132,142	151,574	174,200
Specialty rental	18,787	30,084	27,824
Depreciation of specialty rental assets	57,164	68,626	52,833
Gross profit	178,179	313,324	247,128
Selling, general and administrative	54,258	56,126	57,893
Other depreciation and amortization	15,642	15,351	14,832
Other (income) expense, net	(502)	1,241	36
Operating income	108,781	240,606	174,367
Loss on extinguishment of debt	—	2,279	—
Interest expense, net	16,619	22,639	36,323
Change in fair value of warrant liabilities	(675)	(9,062)	31,735
Income before income tax	92,837	224,750	106,309
Income tax expense	21,430	51,050	32,370
Net income	71,407	173,700	73,939
Less: Net income attributable to the noncontrolling interest	142	—	—
Net income attributable to Target Hospitality Corp. common stockholders	71,265	173,700	73,939
Change in fair value of warrant liabilities	—	(9,062)	—
Net income attributable to Target Hospitality Corp. common stockholders - diluted	71,265	164,638	73,939

Other comprehensive loss
Foreign currency translation	(147)	(64)	(112)
Comprehensive income	71,260	173,636	73,827

Weighted average number shares outstanding - basic	100,135,249	101,350,910	97,213,166
Weighted average number shares outstanding - diluted	101,434,754	105,319,405	100,057,748

Net income per share attributable to Target Hospitality Corp. common stockholders - basic	$0.71	$1.71	$0.76
Net income per share attributable to Target Hospitality Corp. common stockholders - diluted	$0.70	$1.56	$0.74

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024, 2023 and 2022

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2021	101,952,683	$10	4,414,767	$(23,559)	$109,538	$(2,462)	$13,744	$97,271	$—	$97,271

Net income	—	—	—	—	—	—	73,939	73,939	—	73,939
Stock-based compensation, net	320,607	—	—	—	8,245	—	—	8,245	—	8,245
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(121)	—	—	(121)	—	(121)
Cancelled common stock	(5,015,898)	—	5,015,898	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(112)	—	(112)	—	(112)
Common Stock issued in warrant exchange	2,996,201	—	—	—	21,320	—	—	21,320	—	21,320
Issuance of Common Stock from exercise of warrants	7,101	—	—	—	80	—	—	80	—	80
Issuance of Common Stock from exercise of stock options	56,007	—	—	—	225	—	—	225	—	225
Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847	$—	$200,847

Adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(268)	(268)	—	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579	$—	$200,579

Net income	—	—	—	—	—	—	173,700	173,700	—	173,700
Stock-based compensation, net	870,917	—	—	—	8,305	—	—	8,305	—	8,305
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,818)	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment	—	—	—	—	—	(64)	—	(64)	—	(64)
Issuance of Common Stock from exercise of warrants	17,369	—	—	—	209	—	—	209	—	209
Issuance of Common Stock from exercise of stock options	455,614	—	—	—	1,396	—	—	1,396	—	1,396
Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307	$—	$377,307

Net income	—	—	—	—	—	—	71,265	71,265	142	71,407
Stock-based compensation, net	718,250	—	—	—	6,431	—	—	6,431	—	6,431
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,661)	—	—	(2,661)	—	(2,661)
Cumulative translation adjustment	—	—	—	—	—	(147)	—	(147)	—	(147)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3	—	3
Issuance of Common Stock from exercise of stock options	348,389	—	—	—	1,850	—	—	1,850	—	1,850
Distributions	—	—	—	—	—	—	—	—	(133)	(133)
Repurchase of Common Stock as part of share repurchase program	(3,866,265)		3,866,265	(33,745)	—	—	—	(33,745)	—	(33,745)
Other	90,000	—	—	—	778	—	—	778	—	778
Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$71,407	$173,700	$73,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,331	70,530	54,363
Amortization of intangible assets	13,475	13,447	13,302
Noncash operating lease expense	10,060	17,797	10,782
Accretion of asset retirement obligation	139	177	168
Amortization of deferred financing costs	1,098	2,881	4,689
Amortization of original issue discount	1,745	750	711
Change in fair value of warrant liabilities	(675)	(9,062)	31,735
Stock-based compensation expense	7,306	11,174	19,242
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	(322)	137	(101)
Loss on extinguishment of debt	—	2,279	—
Deferred income taxes	(3,803)	37,902	29,882
Provision for credit losses on receivables, net of recoveries	257	544	407
Other	778	—	—
Changes in operating assets and liabilities
Accounts receivable	17,599	(25,800)	(13,692)
Related party receivable	—	—	—
Prepaid expenses and other assets	139	3,083	(10,120)
Accounts payable and other accrued liabilities	(13,568)	(10,394)	6,371
Deferred revenue and customer deposits	(4,235)	(120,050)	91,108
Operating lease obligation	(9,630)	(13,477)	(8,617)
Other non-current assets and liabilities	574	1,183	1,443
Net cash provided by operating activities	151,675	156,801	305,612
Cash flows from investing activities:
Purchase of specialty rental assets	(29,557)	(60,808)	(120,287)
Purchase of property, plant and equipment	(687)	(3,066)	(20,556)
Acquired intangible assets	—	(4,547)	—
Proceeds from the sale of specialty rental assets and other property, plant and equipment	1,402	241	615
Net cash used in investing activities	(28,842)	(68,180)	(140,228)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,695)	(1,404)	(1,008)
Principal payments on borrowings from ABL	—	—	(70,000)
Proceeds from borrowings on ABL	—	—	70,000
Repayment of Senior Notes	—	(153,054)	(5,500)
Repurchase of Common Stock	(33,496)	—	—
Payment of issuance costs from warrant exchange	—	(1,504)	(774)
Distributions paid to noncontrolling interest	(65)	—	—
Proceeds from issuance of Common Stock from exercise of warrants	3	209	80
Proceeds from issuance of Common Stock from exercise of options	1,850	1,396	225
Payment of deferred financing costs	—	(5,194)	—
Taxes paid related to net share settlement of equity awards	(2,661)	(6,818)	(121)
Net cash used in financing activities	(36,064)	(166,369)	(7,098)

Effect of exchange rate changes on cash and cash equivalents	(30)	4	(19)

Net increase (decrease) in cash and cash equivalents	86,739	(77,744)	158,267
Cash and cash equivalents - beginning of year	103,929	181,673	23,406
Cash and cash equivalents - end of year	$190,668	$103,929	$181,673

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$17,975	$29,273	$32,653
Income taxes paid, net of refunds received	$28,771	$5,973	$4,865
Decrease in accrued capital expenditures	$348	$—	$1,864
Decrease in accrual of issuance costs from warrant exchange	$—	$1,504	$—
Operating lease liabilities arising from obtaining operating lease assets	$(22,225)	$(10,197)	$(32,501)
Reduction in operating lease assets due to lease terminations and modifications	$7,035	$—	$—

Non-cash investing and financing activity:
Non-cash repurchase of common stock as part of share repurchase program	$(249)	$—	$—
Non-cash change in accrued distributions to noncontrolling interest	$(68)	$—	$—
Non-cash issuance of common stock	$(778)	$—	$—
Non-cash capital contribution - warrant liabilities from warrant exchange	$—	$—	$23,598
Non-cash change in accrued issuance costs from warrant exchange	$—	$—	$(1,504)
Non-cash change in accrued capital expenditures	$—	$(129)	$—
Non-cash change in finance lease obligations	$(2,613)	$(1,632)	$(1,881)

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

Receivables and Allowances for Credit Losses

Receivables primarily consist of amounts due from customers from the delivery of specialty rental services. The trade accounts receivable is recorded net of an allowance for credit losses. The allowance for credit losses is based upon the amount of losses expected to be incurred in the collection of these accounts pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASU 2016-13, Topic 326, or ASC 326), which the Company adopted effective January 1, 2023. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, including specific accounts, related aging, and on historical collection experience. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. Our estimate could require a change based on changing circumstances, including changes in the economy or in the circumstances of individual customers. In addition, specific accounts are written off against the allowance when management determines the account is uncollectible. Activity in the allowance for credit losses was as follows:

	Years Ended December 31,
	2024	2023	2022
Balances at Beginning of Year	$550	$4	$43
Adoption of ASC 326	-	268	-
Provision for credit losses	336	599	1,052
Recoveries	(79)	(55)	(645)
Write-offs	(273)	(266)	(446)
Balances at End of Year	$534	$550	$4

Provision for credit losses, net of recoveries for the period are included within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.

Prepaid Expenses and Other Assets

Prepaid expenses of approximately $5.4 million and $5.5 million at December 31, 2024 and 2023, respectively, primarily consist of insurance, rent, deposits and permits.  Prepaid insurance, rent, and permits are amortized over the related term of the respective agreements. Other assets of approximately $4 million and $4 million at December 31, 2024 and 2023, respectively, primarily consist of $1.9 million and $1.9 million of deposits as of December 31, 2024 and 2023, respectively, and $1.9 million and $2.1 million of hospitality inventory as of December 31, 2024 and 2023, respectively.  Inventory, primarily consisting of food and beverages, is accounted for by the first-in, first-out method and is stated at the lower of cost and net realizable value.

Concentrations of Credit Risk

In the normal course of business, the Company grants credit to its customers based on credit evaluations of their financial condition and generally requires no collateral or other security. Major customers are defined as those individually comprising more than 10.0% of the Company’s revenues or accounts receivable. For the year ended December 31, 2024, the Company had one customer who accounted for 48% of revenues. The largest customer accounted for 43% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2024.

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

Major suppliers are defined as those individually comprising more than 10.0% of the annual goods purchased. For the years ended December 31, 2024, 2023 and 2022, the Company had one major supplier representing 19.4%, 16.8%, and 13.4% of goods purchased, respectively.

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

Depreciation is computed using the straight-line method over estimated useful lives and considering the residual value of those assets. The estimated useful life of buildings is 5-15 years. The estimated useful life of modular units is 15 years. The estimated useful life of site work (above ground and below ground infrastructure) is 5 years. The estimated useful life of furniture and fixtures is 7 years. Depreciation methods, useful lives and residual values are adjusted prospectively, if a revision is determined to be appropriate.

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

Intangible Assets Other Than Goodwill

Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. The Company’s indefinite-lived intangible assets consist of a trade name. The Company calculates fair value by comparing a relief-from-royalty method to the carrying amount of the indefinite-lived intangible asset. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. A loss on impairment would be recorded to the extent the carrying value of the indefinite-lived intangible asset exceeds the fair value.

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

Assets Held for Sale

Management considers an asset to be held for sale when management approves and commits to a formal plan to actively market the asset for sale and it is probable that the sale will be completed within twelve months.  A sale may be considered probable when a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as held for sale, management records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and management stops recording depreciation expense. As of December 31, 2024, no assets were considered held for sale.

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

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuance of the 2025 Senior Secured Notes discussed in Note 8. The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets. Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original issue discounts are associated with the issuances of the 2025 Senior Secured Notes discussed in Note 8 and are recorded as direct deductions to the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

Finance and Operating Leases

The Company determines if a contract is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than 12 months, the Company records a right-of-use (“ROU”) asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease. The Company has elected the lessee practical expedient to make an accounting policy election by class of underlying asset to not separate non-lease components from lease components and instead to account for each separate lease component and non-lease components associated with that lease component as a single lease component. As a lessee in a lease contract, the Company recognizes a ROU asset and a lease liability on the consolidated balance sheet. The Company is a lessee in a variety of lease contracts, such as land, building, modular units, equipment and vehicle leases.

The Company classifies its leases as either an operating or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense using the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease right-of-use asset being amortized into other depreciation and amortization expense in the accompanying consolidated statement of comprehensive income using the straight-line method over the term of the lease. Operating lease obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

Operating ROU assets are recognized at the lease commencement date, and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgment to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. Certain lease contracts may include an option to purchase the leased property, which is at the Company's sole discretion. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants. The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured at the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Based on the Company’s review, no operating or finance lease ROU assets were impaired during any of the years presented in these accompanying consolidated financial statements.

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment for items such as common area maintenance, real estate taxes, utilities, operating expenses, insurance, personal property expense, or other related charges all of which are recognized as variable lease expense, when incurred, in the consolidated statement of comprehensive income. The variable lease expense incurred by the Company was not based on an index or rate.

For lease modifications, the Company evaluates whether the lease modifications may be accounted for as either two leases – the original lease and a separate new lease, or, one modified lease. When a lease modification is accounted for as one modified lease, the Company must reconsider the lease classification and may need to remeasure the lease liability and adjust the related ROU asset.  Such assessments may require reconsideration of certain assumptions made at the lease commencement date, such as whether the exercise of a renewal option is reasonably certain, which may result in a change to the original expected lease term.  Triggering events that may result in a lease modification may include a modification of a related customer contract that depends on leased assets to service the customer contract over the related term.

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

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expected timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income. The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.6 million and $2.4 million as of December 31, 2024 and 2023, respectively, which represents the present value of the estimated future cost of these AROs of approximately $2.9 million.  Accretion expense of approximately $0.1 million, $0.2 million, and $0.2 million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Upon lease commencement, the Company evaluates leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type or direct financing leases; if a lease meets none of these criteria, the Company classifies the lease as an operating lease. As previously mentioned, the arrangements that contain a lease of the Company’s lodging facilities are accounted for as operating leases, whereby the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as it is earned over the term of the lease agreement. For contracts that contain both a lease component and a services or non-lease component, the Company has adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). Refer to Note 2 for the breakout of revenue under each standard. The Company estimates the transaction price, including variable consideration, at contract inception. Then the consideration in the contract is allocated to each separate lease component and non-lease component of the contract. When assessing the recognition of services and specialty rental revenue, judgement is required in contemplating the determination of the transaction price. When allocating the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, the Company uses judgement in contemplating how to initially measure one or more parts of the contract, to apply the separation and measurement guidance. Factors the Company considers in making this allocation include relative standalone price of lease and services or non-lease components. The Company recognizes minimum rents on operating leases over the term of the customer operating lease. A lease term commences when: (1) the customer has control of the leased space (legal right to use the property); and (2) the Company has delivered the premises to the customer as required under the terms of the lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a customer option to extend the lease if the customer is reasonably certain to exercise that option; (2) a customer option to terminate the lease if the customer is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, judgment is required in contemplating the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the customer in the lease. Furthermore, when assessing the expected end date of a contract under ASC 606 with an extension option, judgment is required to determine whether the option contains a material right.

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

Warrant Liabilities

We evaluated the warrants issued by Platinum Eagle, our legal predecessor, to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the provisions in the Private Warrant agreement provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such a provision would preclude the warrant from being classified in equity. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of comprehensive income at each reporting date. The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace as described in Note 11. The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting related to changes in the fair value of the Private Warrants recognized. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

Stock-Based Compensation

The Company sponsors an equity incentive plan, the Target Hospitality Corp. 2019 Incentive Award Plan, as amended (the “Plan”), in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”), performance stock unit awards (“PSUs”) and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. The fair value of the stock options is calculated using the Black-Scholes option-pricing model and the fair value of the PSUs that are based on market conditions (“Market-Based PSUs”) are calculated using a Monte Carlo simulation while the fair value of the RSUs and performance-based PSUs not based on market conditions (“Performance-Based PSUs”) are calculated based on the Company’s share price on the grant-date and the assessment of the probability of achieving defined performance measures for Performance-Based PSUs.  The resulting compensation expense is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Similarly, for time-based awards subject to graded vesting, compensation expense is recognized on a straight-line basis over the service period.  For Market-Based PSUs, the probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Market-Based PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.  Forfeitures are accounted for as they occur. The Plan also includes Stock Appreciation Rights awards (“SARs”) issued to certain of the Company’s executive officers and other employees.  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the compensation committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price.  Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards that are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets at fair value and are remeasured at fair value each reporting period until the date of settlement using the Black-Scholes option pricing model.  Changes in the estimated fair value of the SARs along with the resulting cost is recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income each reporting period over the period during which an employee is required to provide service in exchange for the SARs, usually the vesting period.  Forfeitures are accounted for as they occur. As of December 31, 2024, there were no SAR awards outstanding as all were either exercised and paid in cash or forfeited as of December 31, 2024. Refer to Note 17 for further details of activity related to the Plan.

Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost. In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflects the applicable excise tax in equity as part of the cost basis of the stock repurchased classified as treasury stock and a corresponding liability for the excise taxes payable in accrued expenses in the accompanying consolidated balance sheets until paid. We use the weighted average purchase price to determine the cost of treasury stock that is reissued, if any.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements did not have an impact on amounts recognized in our financial statements, but resulted in expanded reportable segment disclosures as shown in Note 19 of these financial statements. The Company adopted ASU 2023-07, on the effective date of January1, 2024. Results for reporting periods prior to 2024 are presented in accordance with ASU 2023-07. Refer to Note 19 for these expanded disclosures.

Recently Issued Accounting Standards

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on the recorded amounts in our financial statements, but will impact our income tax disclosures. The Company does not intend to early adopt ASU 2023-09.

Improvements to Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The ASU 2024-03 may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impacts of this update and does not intend to early adopt ASU 2024-03.

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

The Board established a special committee of independent directors (the “Special Committee”), and the Special Committee retained Centerview Partners LLC and Ardea Partners LP as its financial advisors and Cravath, Swaine & Moore LLP as its legal advisor. The Special Committee was established to consider and evaluate the Proposal, and explore and consider strategic alternatives thereto.

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

As discussed in Note 20, the New PCC Contract discussed in Note 2, which related to the Company’s Government segment (See Note 19), was terminated effective February 21, 2025.

2. Revenue

Total revenue under contracts recognized under ASC 606 was approximately $265.9 million for the year ended December 31, 2024, while $120.4 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2024. Total revenue under contracts recognized under ASC 606 was $365.6 million for the year ended December 31, 2023, while $198 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2023. Total revenue under contracts recognized under ASC 606 was $333.7 million for the year ended December 31, 2022, while $168.3 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2022.

The following table disaggregates our services income by our two reportable segments as well as the All Other category: Hospitality and Facility Services-South (“HFS – South”), Government, and All Other for the years indicated below:

	For the Years Ended December 31,
	2024	2023	2022
HFS - South	$143,846	$142,666	$126,135

Government	$110,375	$211,753	$198,249

All Other	$11,691	$11,208	$9,318

Total services revenues	$265,912	$365,627	$333,702

During the year ended December 31, 2024, the STFRC Contract in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the years ended December 31, 2022 and 2023, contributed approximately $55.9 million and $55.9 million, respectively, in total consolidated revenue compared to approximately $38.3 million of revenue for the year ended December 31, 2024. As discussed in Note 20, the assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025.

During the year ended December 31, 2023, the NP Partner executed the New PCC Contract that became effective on November 16, 2023, and included a term with a one-year base period through November 15, 2024, with an option to extend for up to four additional one-year periods and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. The New PCC Contract did not result in any advanced payments that required an assessment of the amortization period. The New PCC Contract operates with similar structure to the Company’s prior government services contracts, which centered around minimum revenue amounts supported by the U.S. government. Additionally, this New PCC Contract includes occupancy-based variable services revenue that may fluctuate with active community population fluctuations. During the year ended December 31, 2024, the Company executed the first of four one-year extension options on the New PCC Contract along with an amendment, effective November 16, 2024, which supports a community capable of serving up to 6,000 individuals. The minimum revenue amount provides for a minimum annual revenue contribution of approximately $168 million, which decreased from $178 million pursuant to the amendment on November 16, 2024. The New PCC contract contains both a lease component under ASC 842 and a service or non-lease component under ASC 606.  The November 16, 2024 amendment of the New PCC Contract resulted in a re-assessment of the allocation of the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, which did not result in a material change from the previous allocation of contract consideration done at the origination date of the New PCC Contract on November 15, 2023, other than allocating a lower minimum annual revenue contribution of $168 million compared to the prior $178 million amount.  All revenue associated with the New PCC contract and the related amendment, is attributable to the Government reportable segment. In February 2025, the Company received notice that the U.S. government terminated the New PCC Contract with the NP Partner and the NP Partner terminated the New PCC Contract as discussed in Note 20.

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

	For the Years Ended December 31,
	2024	2023	2022
Balances at Beginning of Year	$5,469	$125,519	$34,411
Additions to deferred revenue	699	-	172,760
Revenue recognized	(4,933)	(120,050)	(81,652)
Balances at End of Year	$1,235	$5,469	$125,519

As a result of the termination of the STFRC Contract effective August 9, 2024 in the Company’s Government Segment, the Company recognized the $4.9 million of deferred revenue remaining at December 31, 2023 associated with this contract during the year ended December 31, 2024 as is reflected in the above table, as no further service obligations exist.

As of December 31, 2024, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2025	2026	2027	Total
Revenue expected to be recognized as of December 31, 2024	$83,956	$3,625	$1,192	$88,773

The Company applied some of the practical expedients in ASC 606, including the “right to invoice” practical expedient, and does not disclose consideration for remaining performance obligations for contracts without minimum revenue amounts or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Due to the application of these practical expedients as well as excluding rental income revenue subject to the guidance included in ASC 842, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	December 31,	December 31,
	2024	2023
Specialty rental assets	$773,858	$751,181
Construction-in-process	8,476	3,665
Less: accumulated depreciation	(461,482)	(405,782)
Specialty rental assets, net	$320,852	$349,064

There were no specialty rental assets under finance lease as of December 31, 2024 and 2023, respectively. Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2024, the Company disposed of assets with accumulated depreciation of approximately $0.5 million along with the related gross cost of approximately $0.7 million. These asset disposals resulted in a net gain on sale of specialty rental assets of approximately $0.1 million (net of sale proceeds of approximately $0.3 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2024. During the year ended December 31, 2024, there was also a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $1 million with no net impact to specialty rental assets, net.

During the year ended December 31, 2023, the Company disposed of assets with accumulated depreciation of approximately $8.7 million along with the related gross cost of approximately $9.1 million.  These disposals were primarily associated with fully depreciated asset retirement costs as well as a sale of assets.  These asset disposals resulted in disposal costs of approximately $1.2 million and a net loss on the sales and disposal of assets of approximately $0.2 million (net of sale proceeds of approximately $0.2 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2023.

In January of 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $13.2 million is included within this asset group, to support growth of the HFS – South segment discussed in Note 19, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets, and intangible assets.

In April of 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which, approximately $4.6 million is included within this asset group, to support growth of the Government segment discussed in Note 19, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	December 31,	December 31,
	2024	2023
Land	$30,606	$31,111
Leasehold improvements	908	901
Machinery and office equipment	2,206	1,820
Other	10,862	8,589
	44,582	42,421
Less: accumulated depreciation	(9,647)	(7,790)
Total other property, plant and equipment, net	$34,935	$34,631

Depreciation expense related to other property, plant and equipment was approximately $2.2 million, $1.9 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income. During the year ended December 31, 2024 the Company disposed of land with a gross cost of approximately $0.8 million as well as fully depreciated finance lease assets with gross cost and related accumulated depreciation of approximately $0.3 million. These asset disposals resulted in a net gain on sale of other property, plant and equipment of approximately $0.3 million (net of sale proceeds of approximately $1.1 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2024.

Included in other property, plant and equipment, net are certain assets under finance lease. The gross cost of the assets under finance lease was approximately $8.5 million and $6.3 million as of December 31, 2024 and 2023, respectively. The accumulated depreciation related to finance lease assets totaled approximately $5.2 million and $3.8 million as of December 31, 2024 and 2023, respectively. Such amounts under finance lease are included in the other category in the above table as of December 31, 2024 and 2023, respectively.

In January of 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $0.9 million is included within this asset group related to the land portion of the acquisition, to support growth of the HFS – South segment discussed in Note 19, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

In April of 2023, the Company purchased a group of assets consisting of land and specialty rental assets (modular units, site work, and furniture & fixtures) for approximately $5.0 million, of which approximately $0.4 million is included within this asset group, to support growth of the Government segment discussed in Note 19, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

In July of 2023, the Company purchased land for approximately $1.3 million, all of which is included within this asset group, to support growth in the Government segment discussed in Note 19, which was funded by cash on hand. During the year ended December 31, 2024, the Company purchased land previously leased to support customer activity in the HFS-South segment discussed in Note 19.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS – South
Balance at December 31, 2022	$41,038
Changes in Goodwill	-
Balance at December 31, 2023	41,038
Changes in Goodwill	-
Balance at December 31, 2024	$41,038

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

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	December 31, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.9	$133,105	$(96,911)	$36,194
Non-compete agreement	3.1	349	(136)	213
Total		133,454	(97,047)	36,407
Indefinite lived assets:
Tradename		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(97,047)	$52,807

	December 31, 2023
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	3.9	$133,105	$(83,505)	$49,600
Non-compete agreement	4.1	349	(67)	282
Total		133,454	(83,572)	49,882
Indefinite lived assets:
Tradename		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(83,572)	$66,282

The aggregate amortization expense for intangible assets subject to amortization was $13.5 million, $13.4 million and $13.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income.

In January of 2023, the Company purchased a group of assets consisting of land, specialty rental assets (modular units, site work, and furniture & fixtures) and intangibles for approximately $18.6 million, of which approximately $4.5 million is included within this intangible asset group comprised of approximately $4.2 million of customer relationships and approximately $0.3 million related to a non-compete agreement. This acquisition was completed in order to support growth of the HFS – South segment discussed in Note 19, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible and intangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, specialty rental assets and intangible assets.

The estimated aggregate amortization expense as of December 31, 2024 for each of the next five years and thereafter is as follows:

2025	$13,475
2026	12,879
2027	8,270
2028	778
2029	525
Thereafter	480
Total	$36,407

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

The majority of such systems were placed into service beginning January of 2020 at which time the Company began to amortize these capitalized costs on a straight-line basis over the period of the remaining service arrangements of between 2 and 4 years. Such amortization expense amounted to approximately $0.7 million, $1.4 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. All capitalized costs were fully amortized as of December 31, 2024 as scheduled.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	December 31,	December 31,
	2024	2023
Employee accrued compensation expense	$7,732	$9,583
Other accrued liabilities	12,139	20,656
Accrued interest on debt	5,911	3,413
Total accrued liabilities	$25,782	$33,652

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, liability-based stock compensation awards as of December 31, 2023 with $0 outstanding as of December 31, 2024 (see Note 17), and other accrued operating expenses.

8. Debt

Senior Secured Notes 2024

On March 15, 2019, Arrow Bidco issued $340 million in aggregate principal amount of 9.50% senior secured notes due March 15, 2024 (the “2024 Senior Secured Notes”) under an indenture dated March 15, 2019 (the “2024 Notes Indenture”). The 2024 Notes Indenture was entered into by and among Arrow Bidco, the guarantors named therein (the “2024 Senior Secured Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest was payable semiannually on September 15 and March 15 and began September 15, 2019. During the year ended December 31, 2022, the Company made an elective repayment of approximately $5.5 million on the 2024 Senior Secured Notes. On March 15, 2023, Arrow Bidco redeemed $125 million in aggregate principal amount of the outstanding 2024 Senior Secured Notes. The redemption was accounted for as a partial extinguishment of debt. In connection with the Notes Exchange Offer (defined below), approximately $181.4 million of 2024 Senior Secured Notes were exchanged by Arrow Bidco on November 1, 2023 for new 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”). Following this exchange and related transactions, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023 resulting in an outstanding balance of $0 as of December 31, 2023. As such, none of the 2024 Senior Secured Notes remain outstanding. Refer to the “Notes Exchange Offer” section within this Note 8 for further discussion regarding the exchange and subsequent pay off of the remaining 2024 Senior Secured Notes.

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

Senior Secured Notes 2025

The 2025 Senior Secured Notes will mature on June 15, 2025. Interest on the 2025 Senior Secured Notes will accrue at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, and began March 15, 2024. Refer to the table below for a description of the amounts related to the 2025 Senior Secured Notes, which are recognized within current portion of long-term debt, net in the accompanying consolidated balance sheet as of  December 31, 2024.

December 31,
2024
Principal amount of 10.75% Senior Secured Notes, due 2025	$181,446
Less: unamortized original issue discount	(873)
Less: unamortized term loan deferred financing costs	(245)
Current portion of long-term debt, net	$180,328

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

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of $2.7 million and the unamortized balance of $0.9 million as of December 31, 2024 is presented as a reduction of the principal within current portion of long-term debt, net in the accompanying consolidated balance sheet. The discount is amortized over the life of the 2025 Senior Secured Notes using the effective interest method.

As discussed in Note 20, on March 10 2025, the Company issued a notice of redemption to redeem all $181.4 million in aggregate principal amount of the 2025 Senior Secured Notes, which were redeemed in full on March 25, 2025.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of $3.3 million of finance leases. The finance leases pertain to leases entered into during 2022 through December 31, 2024, for commercial-use vehicles with 48 to 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028. Refer to Note 13 for further discussion of finance leases, including the weighted average discount rate applicable to these finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2023, primarily consisted of $2.4 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the year ended December 31, 2022, $70 million was drawn and $70 million was repaid on the ABL Facility.  During the years ended December 31, 2024 and 2023 respectively, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2024 and 2023, respectively.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. As a result of the First Amendment, the termination date of the ABL Facility was extended from September 15, 2023 to February 1, 2028, which extended termination date was subject to a springing maturity that would have accelerated the maturity of the ABL Facility. On August 10, 2023, Arrow Bidco and certain of the Company’s other subsidiaries entered into a second amendment (the “Second Amendment”) to the ABL Facility. The Second Amendment amended the ABL Facility to, among other things, modify the springing maturity that would have accelerated the maturity of the ABL Facility if any of the 2024 Senior Secured Notes remained outstanding from the date that was six months prior to the stated maturity date thereof to the date that was ninety-one days prior to the stated maturity date thereof.  Finally, the Third Amendment amended the ABL Facility to, among other things, set the termination date of the ABL Facility to February 1, 2028, subject to springing maturity triggers that will accelerate the maturity of the ABL Facility if: (i) any of the 2024 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof or (ii) any of the 2025 Senior Secured Notes (or any indebtedness incurred to refinance the 2025 Senior Secured Notes) remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof. As previously mentioned, none of the 2024 Senior Secured Notes remain outstanding. On February 24, 2025 and February 27, 2025, Arrow Bidco, LLC entered into a fourth amendment (the “Fourth Amendment”) and a fifth amendment (the “Fifth Amendment”), respectively, to the ABL Facility. The Fourth Amendment amends the ABL Facility to modify the springing maturity provision that will accelerate the maturity of the facility if any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof (March 15, 2025) to March 18, 2025, which was further modified by the Fifth Amendment to March 31, 2025

The obligations under the ABL Facility are unconditionally guaranteed by Topaz and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Arrow Bidco (together with Topaz, the “ABL Guarantors”), other than certain excluded subsidiaries. The ABL Facility is secured by (i) a first priority pledge of the equity interests of Topaz, Arrow Bidco, Target, and Signor (the “Borrowers) and of each direct, wholly-owned US organized restricted subsidiary of any Borrower or any ABL Guarantor, (ii) a first priority pledge of up to 65% of the voting equity interests in each non-US restricted subsidiary of any Borrower or ABL Guarantor and (iii) a first priority security interest in substantially all of the assets of the Borrower and the ABL Guarantors (in each case, subject to customary exceptions).

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	December 31,	December 31,
	2024	2023
Finance lease and other financing obligations (Note 13)	$3,311	$2,393
10.75% Senior Secured Notes due 2025, face amount	181,446	181,446
Less: unamortized original issue discount	(873)	(2,619)
Less: unamortized term loan deferred financing costs	(245)	(734)
Total debt, net	183,639	180,486
Less: current maturities, net	(182,188)	(1,369)
Total long-term debt	$1,451	$179,117

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income for the periods indicated below consist of the following, including the components of interest expense, net on the 2024 and 2025 Senior Secured Notes (collectively, the “Notes”):

	For the Years Ended December 31,
	2024	2023	2022
Interest incurred on finance lease and other financing obligations	$301	$212	$72
Interest expense incurred on ABL Facility and Notes	20,173	22,935	33,464
Amortization of deferred financing costs on ABL Facility and Notes	1,098	2,881	4,605
Amortization of original issue discount on Notes	1,745	750	711
Interest capitalized	—	—	(983)
Interest income	(6,698)	(4,139)	(1,546)
Interest expense, net	$16,619	$22,639	$36,323

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

In connection with the Notes Exchange Offer and issuance of the 2025 Senior Secured Notes in 2023, the Company incurred and deferred approximately $0.8 million of deferred financing costs and approximately $2.7 million of original issue discount, which are included, net of accumulated amortization in the carrying value of the 2025 Senior Secured Notes as of December 31, 2023 and 2024. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Accumulated amortization expense related to the deferred financing costs was approximately $14.0 million and $13.5 million as of December 31, 2024 and 2023, respectively. Accumulated amortization of the original issue discount was approximately $4.8 million and $3.1 million as of December 31, 2024 and 2023, respectively. As previously mentioned, the partial redemption of the 2024 Senior Secured Notes on March 15, 2023 was accounted for as a partial extinguishment of debt and consequently, a portion of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the prepayment date. The Company recognized a charge of approximately $1.7 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the year ended December 31, 2023. As previously mentioned, the exchange of a portion of the 2024 Senior Secured Notes and the issuance of the 2025 Senior Secured Notes on November 1, 2023 was accounted for as a modification of debt and consequently, the unamortized deferred financing costs and unamortized original issue discount at the time of the modification of approximately $1.0 million associated with the portion of 2024 Senior Secured Notes that were exchanged for the 2025 Senior Secured Notes was deferred and will be amortized over the term of the 2025 Senior Secured Notes. Alternatively, the remaining unamortized deferred financing costs and unamortized original issue discount associated with the portion of the 2024 Senior Secured Notes that were redeemed on November 21, 2023 (not exchanged) were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the redemption date. The Company recognized a charge of approximately $0.2 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount during 2023 related to the Notes Exchange Offer and the redemption of the remaining balance of the 2024 Senior Secured Notes on November 21, 2023.

The Company also incurred deferred financing costs associated with the ABL Facility, which are capitalized and presented net of accumulated amortization on the consolidated balance sheets as of December 31, 2024 and 2023, respectively, within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the initial maturity date using the straight-line method.

In connection with the First Amendment, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders during the year ended December 31, 2023. As the borrowing capacity of each of the continuing lenders on the amended ABL Facility was greater than the borrowing capacity of the ABL Facility before the amendment, the unamortized deferred financing costs at the time of the modification of approximately $0.4 million associated with the continuing lenders was deferred and amortized over the remaining term of the ABL Facility. Additionally, the Company incurred and paid approximately $1.4 million and $1.0 million of deferred financing costs as a result of the First Amendment and Third Amendment, respectively, which are capitalized and presented on the consolidated balance sheet as of December 31, 2024 and 2023 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $5.9 million and $5.3 million as of December 31, 2024 and 2023, respectively.

Refer to the components of interest expense table in Note 8 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2024, 2023 and 2022, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below. Refer to Note 13 for additional information on our finance lease obligations, including contractual terms.

The schedule of future maturities as of December 31, 2024 consists of the following:

2025	$183,306
2026	1,003
2027	446
2028	2
Total	$184,757

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. The change in the estimated fair value of the Private Warrants resulted in a loss (gain) of approximately ($0.7) million, ($9.1) million, and $31.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, the Company had 0 and 1,533,334 Private Warrants issued and outstanding, respectively. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

The Company determined the following estimated fair values for the outstanding Private Warrants as of the dates indicated below:

	December 31,	December 31,
	2024	2023
Warrant liabilities	$—	$675
Total	$—	$675

10. Income Taxes

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2024	2023	2022
Domestic
Current	$25,291	$13,147	$2,488
Deferred	(3,861)	37,903	29,882
Total income tax expense	$21,430	$51,050	$32,370

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income before income taxes for the following reasons for the years ended December 31:

	2024	2023	2022
Statutory income tax expense	$19,496	$47,198	$22,325
State tax expense	1,324	3,956	2,797
Effect of tax rates in foreign jurisdictions	(29)	(46)	(28)
Change in fair value of warrant liabilities	(142)	(1,903)	6,664
Valuation allowances	307	510	310
Compensation	708	306	383
Other	(234)	1,029	(81)
Reported income tax expense	$21,430	$51,050	$32,370

Income tax expense was $21.4 million, $51.1 million and $32.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate for the years ended December 31, 2024, 2023, and 2022 was 23.1%, 22.7% and 30.4%, respectively. The fluctuation in the rate for the years ended December 31, 2024, 2023 and 2022, respectively, results primarily from the relationship of year-to-date income before income tax, the fluctuation in the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation during each of the years ended December 31, 2024, 2023 and 2022.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and carryforwards.

Significant components of the deferred tax assets and liabilities for the Company are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets (liabilities)
Stock-based compensation	$2,240	$3,191
Deferred revenue	115	1,216
Intangible assets	8,530	8,859
Tax loss carryforwards	3,525	2,588
Operating lease obligations	5,587	4,437
Other - net	225	727
Deferred tax assets gross	20,222	21,018
Valuation allowance	(5,239)	(5,023)
Net deferred income tax asset	14,983	15,995

Deferred tax liabilities
Rental equipment and other plant, property and equipment	(57,910)	(63,536)
Operating lease right-of-use assets	(5,357)	(4,297)
Software	-	(95)
Prepaid expenses	(987)	(1,141)
Deferred tax liability	(64,254)	(69,069)
Net deferred income tax liability	$(49,271)	$(53,074)

Tax loss carryovers for foreign income tax purposes totaled approximately $11.7 million at December 31, 2024 as shown in the below table. Approximately $11.7 million of these foreign income tax loss carryovers expire between 2031 and 2044. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A valuation allowance has been established against the deferred tax assets to the extent it is not more likely than not they will be realized.

	December		Valuation
	31, 2024	Expiration	Allowance
Canada	$11,044	2033-2044	100%
Mexico	660	2031-2034	100%
Total	$11,704

Unrecognized Tax Positions

No amounts have been accrued for uncertain tax positions as of December 31, 2024 and 2023. However, management's conclusion regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2024 and 2023 and does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.

The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of the statute of limitations for assessing additional taxes, which generally ranges from two to five years. Therefore, as of December 31, 2024, tax years for 2017 through 2024 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2024		December 31, 2023
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 8) - Level 1	$(180,328)	$(185,075)	$(178,093)	$(187,797)

Recurring fair value measurements

Level 3 Disclosures:

There were 1,533,334 Private Warrants outstanding as of December 31, 2023. As there were no Private Warrants outstanding as of December 31, 2024 due to the expiration of the Private Warrants as noted below, a fair value assessment was not performed as it was not needed as of December 31, 2024.  Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant $0.44 as of December 31, 2023. The fair value is classified as Level 3 in the fair value hierarchy due to the use of pricing inputs that are less observable in the marketplace combined with management judgment required for the assumptions underlying the calculation of value. The Company determined the estimated fair value of the Private Warrants using the Black-Scholes option-pricing model. The table below summarizes the inputs used to calculate the fair value of the warrant liabilities at each of the dates indicated below:

		December 31,
		2023
Exercise Price		$11.50
Stock Price		$9.73
Dividend Yield	%	0.00
Expected Term (in Years)		0.20
Risk-Free Interest Rate	%	5.31
Expected Volatility	%	56.00
Per Share Value of Warrants		$0.44

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2023:

Private Placement Warrants
Balance at December 31, 2022	$9,737
Change in fair value of warrant liabilities	(9,062)
Balance at December 31, 2023	$675

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2024:

Private Placement Warrants
Balance at December 31, 2023	$675
Change in fair value of warrant liabilities	(675)
Balance at December 31, 2024	$0

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2024 and 2023, respectively. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

12. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

Refer to Note 13 for disclosure regarding future minimum lease payments over the next five years at December 31, 2024, by year and in the aggregate, under non-cancelable operating leases.

13. Leases

Lessee Accounting

The Company has both finance and operating leases. The finance leases are solely comprised of the Company’s commercial-use vehicles, maturing in dates ranging from 2025 to 2028, including expected renewal options. Including all renewal options available to the Company, the lease maturity date may extend on a month-to-month basis for an unlimited period of time. Operating leases consist of land, building, office, certain community units, and equipment leases, maturing in dates ranging from 2025 to 2029, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2118.

Leases were included on the Company’s consolidated balance sheet as follows:

	December 31,	December 31,
Finance Lease:	2024	2023
Right-of-use assets, net(1)	$3,318	$2,422
Current portion of finance lease obligations(2)	$1,860	$1,369
Long-term finance lease obligations(3)	1,451	1,024
Total lease obligation	$3,311	$2,393
Weighted average remaining lease term	2.2 Years	2.0 Years
Weighted average discount rate	11.82%	10.31%
Operating Leases:
Right-of-use assets, net	$24,935	$19,698
Current portion of operating lease obligations	$8,548	$11,914
Long-term operating lease obligations	17,459	8,426
Total lease obligations	$26,007	$20,340
Weighted average remaining lease term	3.5 Years	2.2 Years
Weighted average discount rate	9.80%	8.53%
(1)	Finance lease right-of-use assets, net are included in other property, plant and equipment, net on the Company's consolidated balance sheets.
(2)	Current portion of finance lease obligations are included in current portion of finance lease and other financing obligations on the Company's consolidated balance sheets. As of December 31, 2024 and 2023, this financial statement line item is solely comprised of the current portion of finance lease obligations given the current portion of other financing obligations is $0.
(3)	Long-term finance lease obligations are included in long-term finance lease and other financing obligations on the Company's consolidated balance sheets. As of December 31, 2024 and 2023, this financial statement line item is solely comprised of the long-term finance lease obligations given the long-term other financing obligations is $0.

The components of lease expense were as follows:

	December 31,	December 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$1,716	$1,454
Interest on lease obligations	301	212
Total finance lease cost	$2,017	$1,666
Operating lease cost	$11,465	$18,921
Short-term lease cost	$5	$222
Variable lease cost(1)	$1,235	$2,493
(1)	Consists primarily of common area maintenance, real estate taxes, utilities, operating expenses and insurance for real estate leases; insurance and personal property expense for equipment leases; and certain vehicle related charges for finance leases. For 2024, the amount of variable lease costs disclosed above also includes less than $0.1 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 with an average remaining lease term of approximately 1.5 years as of December 31, 2024. For 2023, the amount of variable lease costs disclosed above also includes approximately $0.1 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 with an average lease term of approximately 1.4 years.

Supplemental cash flow information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$301	$212
Operating cash flows from operating leases(1)	$10,958	$14,602
Financing cash flows from finance leases	$1,695	$1,404
(1)	For 2024, includes approximately $1.4 million of interest, while 2023 includes approximately $1.1 million of interest.

Future maturities of the Company’s finance and operating lease obligations at December 31, 2024 were as follows:

	Finance Lease	Operating Leases
2025	$1,961	$8,927
2026	1,201	9,325
2027	563	6,181
2028	3	5,467
2029	—	1,048
Total lease payments	3,728	30,948
Less: interest(1)	(417)	(4,941)
Present value of lease obligations	$3,311	$26,007
(1)	Calculated using the appropriate discount rate for each lease.

14. Rental Income

Lessor Accounting

Certain arrangements contain a lease of lodging facilities (“Lodges”) to customers. Rental income from these leases for the years ended December 31, 2024, 2023 and 2022 was approximately $120.4 million, $198.0 million and $168.3 million, respectively. Each Lodge is leased exclusively to one customer and is accounted for as an operating lease under the authoritative guidance for leases. Revenue related to these lease arrangements is reflected as specialty rental income in the consolidated statements of comprehensive income.

Future minimum lease payments for our operating leases on an undiscounted basis to be received by the Company as of December 31, 2024 for each of the next five years is as follows:

2025	$78,013
2026	4,539
2027	2,636
Total	$85,188

The leased assets consists primarily of specialty rental assets with a gross cost of approximately $126.3 million and $209.2 million as of December 31, 2024 and 2023, respectively, with accumulated depreciation of approximately $61.8 million and $113.9 million as of December 31, 2024 and 2023, respectively.  The leased assets have a balance net of accumulated depreciation of approximately $64.5 million and $95.3 million as of December 31, 2024 and 2023, respectively, and are included within specialty rental assets, net in the accompanying consolidated balance sheets.  Such assets are depreciated consistent with the depreciation methods discussed in Note 1 for specialty rental assets. The corresponding depreciation expense was $14.5 million in 2024, $23.1 million in 2023, and $14.0 million in 2022 and is recognized within depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income.

15. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. The following table reconciles net income attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Years Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Numerator
Net income attributable to Target Hospitality Corp. Common Stockholders - basic	$71,265	$173,700	$73,939
Change in fair value of warrant liabilities	—	(9,062)	—
Net income attributable to Target Hospitality Corp. Common Stockholders - diluted	$71,265	$164,638	$73,939

Denominator
Weighted average shares outstanding - basic	100,135,249	101,350,910	97,213,166
Dilutive effect of outstanding securities:
Warrants	—	1,469,598	—
PSUs	574,931	500,690	466,563
SARs	66,648	218,655	—
Stock options	156,132	494,536	518,409
RSUs	501,794	1,285,016	1,859,610
Weighted average shares outstanding - diluted	101,434,754	105,319,405	100,057,748

Net income per share attributable to Target Hospitality Corp. Common Stockholders - basic	$0.71	$1.71	$0.76
Net income per share attributable to Target Hospitality Corp. Common Stockholders - diluted	$0.70	$1.56	$0.74

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator.  The Public and Private Warrants representing 8,061,656 were excluded from the computation of diluted EPS for the year ended December 31, 2022 because they are considered anti-dilutive. Public and Private Warrants representing a total of 8,044,287 shares of the Company’s Common Stock for the year ended December 31, 2023 were included in the computation of diluted EPS because their effect is dilutive. No Public or Private Warrants, which expired in accordance with their terms on March 15, 2024, were outstanding as of December 31, 2024, and because they are considered anti-dilutive for the period they were outstanding; the Public and Private Warrants had no impact on the computation of diluted EPS for the year ended December 31, 2024.

As discussed in Note 17, stock-based compensation awards were outstanding for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 716,025 of contingently issuable PSUs were excluded from the computation of diluted EPS for the year ended December 31, 2023 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 91,025 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 17) and 625,000 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in Note 17.  Additionally, approximately 683,406 of contingently issuable PSUs were excluded from the computation of diluted EPS for the year ended December 31, 2024 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 208,406 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 17) and 475,000 of PSUs issued in 2022 that did not meet all of the specified share price thresholds as discussed in Note 17.

Shares of treasury stock have been excluded from the computation of EPS.

16. Stockholders’ Equity

Common Stock

As of December 31, 2024, Target Hospitality had 112,248,984 shares of Common Stock, par value $0.0001 per share issued and 98,952,054 outstanding. Each share of Common Stock has one vote, except the voting rights related to the 5,015,898 of Founder Shares that were placed in escrow were suspended subject to release pursuant to the terms of the Earnout Agreement. As of the expiration date of the earnout period (March 15, 2022), the 5,015,898 Founder Shares in escrow had not been released and were cancelled and returned to the Company to be held in treasury pursuant to the terms of the Earnout Agreement. As such, these cancelled Founder Shares were reclassed from Common Stock to common stock in treasury during the year ended December 31, 2022 as presented in the accompanying consolidated statements of changes in stockholders’ equity.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2024, no preferred shares were issued or outstanding.

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

During the year ended December 31, 2022, holders of Public Warrants exercised 7,101 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.1 million and issuing 7,101 shares of Common Stock. During the year ended December 31, 2022, holders exchanged 4,297,893 Public Warrants for shares of common stock as part of the Warrant Exchange discussed below. As of December 31, 2022, the Company had 6,528,322 Public Warrants issued and outstanding. During the year ended December 31, 2023, holders of Public Warrants exercised 17,369 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of approximately $0.2 million and issuing 17,369 shares of Common Stock. As of December 31, 2023, the Company had 6,510,953 Public Warrants issued and outstanding.

During the year ended December 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of December 31, 2024, the Company had no Public Warrants issued and outstanding, which had expired on March 15, 2024 in accordance with their terms.

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

In connection with the Warrant Exchange, the 3,800,000 Private Warrants exchanged for Common Stock as discussed above, were marked to their estimated fair value of approximately $23.6 million through the Warrant Exchange closing date on December 22, 2022 with the change in the estimated fair value during the year ended December 31, 2022 recognized as change in fair value of warrant liabilities in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2022. On the closing date of the Warrant Exchange, the estimated fair value of the exchanged Private Warrants of approximately $23.6 million were reclassified to additional paid-in-capital within the stockholders’ equity section from warrant liabilities, which resulted in a reduction to warrant liabilities and an increase to additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2022.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the year ended December 31, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet as of December 31, 2024 in an amount of approximately $0.2 million.

On November 3, 2022, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of its outstanding shares of common stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. Any shares of common stock repurchased under such program will be held as treasury shares. Treasury stock is reflected as a reduction of stockholders’ equity at cost.

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. No share repurchases were made during the years ended December 31, 2022 and 2023. During the year ended December 31, 2024, the Company repurchased 3,866,265 shares of Common Stock for an aggregated price of approximately $33.4 million (excluding the excise tax discussed above). As of December 31, 2024, the stock repurchase program had a remaining capacity of approximately $66.6 million.

Other

On December 12, 2024 (the “Settlement Date”), the Company issued an aggregate of 90,000 unregistered, restricted shares of its common stock, par value $0.0001 per share, to Jeff Sagansky, a former director of the Company, in settlement of

Mr. Sagansky’s purported exercise of certain warrants held by him. With respect to such issuance, the Company relied on an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.  The Company valued these shares on the Settlement Date at approximately $0.8 million based on the traded closing price of the Common Stock on the Settlement Date and recognized this amount as an increase to additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2024 and as an expense within selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2024.

17. Stock-Based Compensation

On March 15, 2019, the Company’s board of directors approved the Plan, under which 4,000,000 of the Company’s shares of Common Stock were reserved for issuance pursuant to future grants of share awards, and on May 19, 2022, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized under the Plan by 4,000,000 shares. The expiration date of the Plan, on and after which date no awards may be granted, is March 15, 2029.

On March 4, 2020, the Compensation Committee adopted a form of Executive Nonqualified Stock Option Award Agreement (the “2020 Stock Option Agreement”) and a new form of Executive Restricted Stock Unit Agreement (the “2020 RSU Agreement” and together with the 2020 Stock Option Agreement, the “2020 Award Agreements”) with respect to the granting of nonqualified stock options and restricted stock units, respectively, granted under the Plan. The 2020 Award Agreements were used for all awards to executive officers made in 2020.

The 2020 Award Agreements have material terms that are substantially similar to those in the forms of award agreements last approved by the Compensation Committee and disclosed by the Company, except for the following: under the new Award Agreements, if the participant’s employment or service terminates due to Retirement (as defined in the Plan), and the participant has been continuously employed by the Company for at least twelve months following the grant date, then any portion of the participant’s awarded securities scheduled to become vested within twelve months after the participant’s termination date shall be vested on his or her termination date.

On February 25, 2021, the Compensation Committee adopted a new form Executive Restricted Stock Unit Agreement (the “2021 RSU Agreement”) and a form Executive Stock Appreciation Rights Award Agreement (the “2021 SAR Agreement” and together with the 2021 RSU Agreement, the “2021 Award Agreements”) with respect to the granting of restricted stock units and stock appreciation rights, respectively, under the Plan. The 2021 Award Agreements were used for all awards to executive officers made in 2021.

The 2021 RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) 50% of the restricted stock units (each an “RSU”) will vest on the second grant date anniversary and 50% of the RSUs will vest on the third grant date anniversary and (y) if the participant’s employment or service terminates due to Retirement (as defined in the Plan), and the participant has been continuously employed by the Company for at least twelve months following the grant date, then a pro-rata portion of the participant’s RSUs scheduled to vest on the next following vesting date shall vest on his or her termination date based on completed calendar months since either (a) the grant date or (b) the initial vesting date, as applicable.

The 2021 SAR Agreement has material terms that are substantially similar to those in the form Executive Nonqualified Stock Option Award Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) the change in the equity instrument to a stock appreciation right (“SAR”), which may be settled in shares or cash, (y) 50% of the SARs will vest on the second grant date anniversary and 50% of the SARs will vest on the third grant date anniversary, and (z) if the participant’s employment or service terminates due to Retirement (as defined in the Plan), then (a) if the participant has been continuously employed by the Company for at least twelve months following the grant date, then a pro-rata portion of the SARs scheduled to become vested on the next vesting date shall be vested on the participant’s termination date based on completed calendar months since either (i) the grant date or (ii) the initial vesting date, as applicable; (b) following the application of clause (a), the unvested portion of the SARs shall expire upon such termination of employment or service and (c) the participant may exercise the vested portion of the

SARs, but only within such period of time ending on the earlier of (i) two years following such termination of employment or service, or (ii) the Expiration Date (as defined in the 2021 SAR Agreement).

On February 24, 2022, the Compensation Committee adopted a new form Executive Restricted Stock Unit Agreement (the “2022 RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “2022 PSU Agreement” and together with the 2022 RSU Agreement, the “2022 Award Agreements”) with respect to the granting of RSUs and PSUs, respectively, under the Plan. The 2022 Award Agreements were used for all awards to executive officers made in 2022.

The 2022 RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company, except for the following: (x) the RSUs will vest in four equal installments on each of the first four anniversaries of the grant date and (y) if approval by the Company’s shareholders of the proposed increase in the number of shares available for issuance under the Plan at the 2022 annual meeting of the Company’s shareholders was not received, then all payments under the RSU Agreement would have been made in cash. However, as noted above, such approval to increase the number of shares available for issuance under the Plan was received at the 2022 annual meeting.

Each PSU awarded under the 2022 PSU Agreement represents the right to receive one share of the Company’s Common Stock, or, at the Compensation Committee’s sole discretion, cash or part cash and part common stock with the cash amount equal to the fair market value of the common stock as of the date on which the restricted period ends. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest range from 0% to 150% of the Target Level (as defined in the 2022 PSU Agreement) depending upon the achievement of specified three-year cumulative operating cash flow amounts as determined based on the net cash flow from operations disclosed in the Company’s Annual Reports on Form 10-K for the period from January 1, 2022 through December 31, 2024. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

As mentioned above, on May 19, 2022, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized under the plan by 4,000,000 shares.  As a result of this, the Company reclassified all of the outstanding liability-based RSUs and PSUs from accrued liabilities and other non-current liabilities to additional paid-in capital based on the change in the ability to settle these awards in shares upon vesting as a result of the additional shares added to the Plan. The reclassified amount of these awards at the date of this change was approximately $2.4 million and is included in the accompanying consolidated statements of changes in stockholders’ equity for the year ended December 31, 2022.

On May 24, 2022 and July 12, 2022,  the Compensation Committee adopted another form of PSU Award Agreement with respect to awarding PSUs (the “May 2022 PSU Agreement”). The May 2022 PSU Agreement is substantially similar to the 2022 PSU Agreement, except for the number of PSUs that vest are determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2025. Participants will earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the May 2022 PSU Agreement) are met during the performance period then the participant will be entitled to receive a maximum number of PSUs awarded.

On February 28, 2023, the Compensation Committee adopted a new form Executive RSU Agreement (the “2023 RSU Agreement”) and a new form Executive PSU Agreement (the “2023 PSU Agreement”) with respect to the granting of RSUs and PSUs, respectively, under the Plan. The new Award Agreements were used for all awards to executive officers made in 2023.

The 2023 RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company.

Each PSU awarded under the 2023 PSU Agreement represents the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the 2023 PSU Agreement is based on the Company’s Total Shareholder Return (the

“2023 TSR Based Award”) performance and the Company’s Diversification EBITDA (as defined in the 2023 PSU Agreement) (the “2023 Diversification EBITDA Based Award”), each measured based on the applicable Performance Period specified in the 2023 PSU Agreement. The number of PSUs that vest pursuant to the 2023 TSR Based Award range from 0% to 200% of the Target Level (as defined in the 2023 PSU Agreement) depending upon the achievement of a specified percentile rank during the applicable Performance Period. The number of PSUs that vest pursuant to the 2023 Diversification EBITDA Based Award range from 0% to 200% of the Target Level (as defined in the 2023 PSU Agreement) depending upon the Company’s Qualifying EBITDA (as defined in the 2023 PSU Agreement) during the applicable Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

On February 29, 2024, the Compensation Committee of the Board of Directors of the Company adopted a new form  Executive RSU Agreement (the “2024 RSU Agreement”) and a new form Executive PSU Agreement (the “2024 PSU Agreement”) with respect to the granting of RSUs and PSUs, respectively, under the Plan. The new Award Agreements were used for all awards to executive officers made in 2024.

The 2024 RSU Agreement has material terms that are substantially similar to those in the form Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company.

Each PSU awarded under the 2024 PSU Agreement represents the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the 2024 PSU Agreement is based on the Company’s Total Shareholder Return (the “2024 TSR Based Award”) performance and the Company’s Diversification EBITDA (as defined in the 2024 PSU Agreement) (the “2024 Diversification EBITDA Based Award”), each measured based on the applicable Performance Period specified in the 2024 PSU Agreement. The number of PSUs that vest pursuant to the 2024 TSR Based Award range from 0% to 200% of the Target Level (as defined in the 2024 PSU Agreement) depending upon the achievement of a specified percentile rank during the applicable Performance Period. The number of PSUs that vest pursuant to the Diversification EBITDA Based Award range from 0% to 200% of the Target Level (as defined in the 2024 PSU Agreement) depending upon the Company’s Diversification EBITDA (as defined in the 2024 PSU Agreement) during the applicable Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

As of December 31, 2024, of the 8,000,000 shares authorized under the plan as previously discussed, assuming all PSUs granted are achieved at the maximum payout, we had 953,569 shares remaining for future issuance under the Plan,

Restricted Stock Units

Beginning on May 21, 2019, the Compensation Committee began granting time-based RSUs to the Company’s executive officers, certain other employees, and non-employee directors.  Each RSU represents a contingent right to receive, upon vesting, one share of the Company’s Common Stock or its cash equivalent, as determined by the Compensation Committee. These RSU awards granted to executive officers and other employees generally vest in four equal installments on each of the first four anniversaries of the grant date, except for 1,134,524 of RSUs granted on February 25, 2021, whereby 50% vest on the second grant date anniversary and 50% vest on the third grant date anniversary. The RSU awards granted to non-employee directors of the board, except as noted below, generally vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.   However, with respect to RSU awards granted to non-employee directors that resign prior to vesting, the Board may approve acceleration of vesting of RSUs granted as permitted by the Plan.

For the years ended December 31, 2022, 2023, and 2024, respectively, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs for the years indicated below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	1,862,590	$3.00
Granted	1,261,129	3.40
Vested(1)	(432,787)	4.09
Forfeited	(32,351)	4.51
Balance at December 31, 2022	2,658,581	$2.98
Granted	287,849	15.14
Vested	(1,162,729)	3.40
Forfeited	(101,495)	4.91
Balance at December 31, 2023	1,682,206	$4.65
Granted	430,661	9.85
Vested	(1,001,998)	3.86
Forfeited	(125,792)	5.66
Balance at December 31, 2024	985,077	$7.60

(1)	For the year ended December 31, 2022, as approved by the Compensation Committee, 116,837 of the employee related vested RSUs shown in the table above were paid in cash in the amount of $0.4 million based on the closing price of the Company’s Common Stock on the vesting date.

The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $9.5 million, $17.7 million, and $2.0 million, respectively.

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2024 was approximately $3.8 million, with an associated tax benefit of approximately $0.9 million. Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2023 was approximately $5.2 million, with an associated tax benefit of approximately $1.3 million. Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2022 was approximately $5.4 million, with an associated tax benefit of approximately $1.4 million. At December 31, 2024, unrecognized compensation expense related to RSUs totaled approximately $6.0 million and is expected to be recognized over a remaining term of approximately 2.25 years.

Performance Stock Units

On February 24, 2022, the Company awarded an aggregate of 245,017 time and performance-based PSUs to certain of the Company’s executive officers and management, which vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of Company cash flow performance criteria as previously defined.  As of December 31, 2024, 174,419 of these awards were outstanding and are expected to vest at 150% of the Target Level.

On May 24, 2022, the Company and the Company’s President and Chief Executive Officer, James B. Archer, entered into the Executive Performance Stock Unit Agreement (the “Archer PSU Agreement”) in connection with Mr. Archer’s previously disclosed intention to continue to serve as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.  Each PSU awarded under the Agreement represents the right to receive one share of the Company’s common stock.  The PSUs awarded pursuant to the Archer PSU Agreement vest and become unrestricted on June 30, 2025. The number of PSUs that vest are determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2025 (the “Archer Performance Period”).  Mr. Archer will earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the Archer PSU Agreement) are met during the Archer Performance Period, Mr. Archer will be entitled to receive a maximum of 500,000 PSUs. Vesting is contingent upon Mr. Archer’s continued employment through the vesting date, unless Mr. Archer’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, as amended, or Mr. Archer’s employment agreement with the Company, as amended). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 53.82%, the term was 3.10 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 2.65%, which resulted in a calculated fair value of approximately $2.21 per PSU as of the grant date.  As of December 31, 2024, 500,000 of these awards were outstanding and had achieved 50% of the vesting Target Level.

On July 12, 2022, the Compensation Committee granted 750,000 PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers, including its named executive officers (“NEOs”), under and pursuant to the Plan.  The form of agreement with respect to the granting of the PSUs has material terms that are substantially similar to those in the Archer PSU Agreement. Such PSUs represent the right to receive one share of the Company’s common stock, par value $0.0001 per share. PSUs vest and become unrestricted on June 30, 2025. The number of PSUs that vest is determined based upon the achievement of specified share prices over the Performance Period. The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the applicable award agreement) are met during the Performance Period, the executives will be entitled to receive the maximum PSUs granted to them. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 55.76%, the term was 2.97 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.05%, which resulted in a calculated fair value of approximately $6.96 per PSU as of the grant date. As of December 31, 2024, 450,000 of these awards were outstanding and had achieved 50% of the vesting Target Level.

On March 1, 2023, the Company awarded an aggregate of 91,025 time and performance-based PSUs to certain of the Company’s employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of Company Diversification EBITDA and TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 45.86%, the term was 2.84 years, the correlation coefficient was 0.6210, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.60%, which resulted in a calculated fair value of approximately $20.66 per PSU as of the grant date.  With respect to the performance criteria, half of these awards are subject to attainment of the Company Diversification EBITDA criteria and the other half are subject to attainment of the TSR criteria. As of December 31, 2024, 73,931of these awards were outstanding and none of the awards had met the Diversification EBITDA and TSR criteria.

On February 29, 2024, the Company awarded an aggregate of 203,057 PSUs to certain of the Company’s executive officers and employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of the Company’s Diversification EBITDA and TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 36.30%, the term was 2.84 years, the correlation coefficient was 0.5832, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.41%, which resulted in a calculated fair value of approximately $13.50 per PSU as of the grant date.  With respect to the performance criteria, half of these awards are subject to attainment of the Company Diversification EBITDA criteria and the other half are subject to attainment of the TSR criteria.  As of December 31, 2024, 203,057 of these awards were outstanding and a portion of the TSR criteria was achieved that would result in 68,582 of these awards meeting the TSR criteria as of December 31, 2024, subject to continued satisfaction of the continued service criteria discussed above.

The following table represents changes in PSUs for the years indicated below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	—	$—
Granted	1,495,017	4.72
Balance at December 31, 2022	1,495,017	$4.72
Granted	91,025	17.82
Forfeited	(227,174)	6.90
Balance at December 31, 2023	1,358,868	$5.23
Granted	203,057	11.59
Forfeited	(160,518)	6.36
Balance at December 31, 2024	1,401,407	$6.02

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2024 was approximately $2.5 million with an associated tax benefit of $0.7 million. Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2023 was approximately $2.6 million with an associated tax benefit of $0.8 million. Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2022 was approximately $1.5 million with an associated tax benefit of $0.3 million. At December 31, 2024, unrecognized compensation expense related to PSUs totaled approximately $2.8 million and is expected to be recognized over a remaining term of approximately 1.60 years.

Stock Option Awards

Beginning on May 21, 2019, the Compensation Committee began granting time-based stock option awards to the Company’s executive officers and certain other employees.  The last date such stock option awards were granted was March 4, 2020.  Each option represents the right upon vesting, to buy one share of the Company’s common stock, par value $0.0001 per share, for $4.51 to $10.83 per share. The stock options vest in four equal installments on each of the first four anniversaries of the grant date and expire ten years from the grant date.

The following table represents changes in stock options for the years indicated below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2021	1,643,135	$6.11	7.95	$—
Forfeited	(20,494)	6.24	—	—
Exercised	(111,980)	5.78	—	1,055
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615
Forfeited	(19,841)	4.51	—	—
Exercised	(750,381)	5.76	—	8,268
Outstanding Options at December 31, 2023	740,439	$6.55	5.17	$2,570
Exercised	(348,389)	5.31	—	1,620
Vested and expired	(29,941)	10.83	—	—
Outstanding Options at December 31, 2024	362,109	$7.38	4.82	$1,018

362,109 shares were exercisable at December 31, 2024 with a weighted average exercise price per share of $7.38 and an intrinsic value of $1.02 million. The total fair value of stock option awards vested during the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.8 million, and $0.8 million, respectively.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2024 was approximately $0.1 million with an associated tax benefit of less than $0.1 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2023 was approximately $0.5 million with an associated tax benefit of approximately $0.1 million. Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2022 was approximately $0.8 million with an associated tax benefit of approximately $0.2 million. As of December 31, 2024, there was no unrecognized compensation expense related to stock options.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Weighted average expected stock volatility (range)%	25.94 - 30.90
Expected dividend yield %	0.00
Expected term (years)	6.25
Risk-free interest rate (range)%	0.82 - 2.26
Exercise price (range)	$4.51 - 10.83

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company did not have a sufficient trading history as a stand-alone public company to calculate volatility at the grant date.  Additionally, due to an insufficient history with respect to stock option activity and post vesting cancellations, the expected term assumption was based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.  The Company has never declared or paid a dividend on its shares of common stock.

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

As approved by the Compensation Committee, all exercised SARs shown in the table below were paid in cash in the amount of $6.2 million and $10.0 million during the years ended December 31, 2024 and 2023, respectively.  As of December 31, 2024, no SARs remained outstanding.

The following table represents changes in SARs for the years indicated below:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding SARs at December 31, 2021	1,578,537	$1.82	9.17
Forfeited	(40,761)	1.79	—
Outstanding SARs at December 31, 2022	1,537,776	$1.82	8.17
Forfeited	(54,348)	1.79	—
Exercised	(768,889)	1.82	—
Outstanding SARs at December 31, 2023	714,539	$1.82	7.17
Exercised	(714,539)	1.82	—
Outstanding SARs at December 31, 2024	—	$—	—

Under the authoritative guidance for stock-based compensation, these SARs are considered liability-based awards.  The Company recognized a liability, associated with its SARs of $0 as of December 31, 2024 as there were no SARs outstanding and unexercised as of December 31, 2024. The liability associated with these SAR awards recognized as of December 31, 2023 was approximately $5.4 million, all of which is included in accrued liabilities in the accompanying consolidated balance sheet as of  December 31, 2023. These SARs were valued using the Black-Scholes option pricing model with the following assumptions on the grant date: the expected volatility was approximately 43.5%, the term was 6.25 years, the dividend yield was 0.0% and the risk-free rate was approximately 1.07%, which resulted in a calculated fair value of approximately $0.78 per SAR as of the grant date. The fair value of these liability awards was remeasured at each reporting period until the date of settlement. At December 31, 2023, these SARs were valued using the Black-Scholes option pricing model with the following assumptions for awards granted on February 25, 2021 and August 5, 2021, respectively: the expected volatility was approximately 35.78% and 53.39%, the term was 0.08 years and 0.30 years, the dividend yield was 0.0% and 0.0%, the risk-free rate was approximately 5.52% and 5.33%, and the exercise price was $1.79 and $3.54, which resulted in a calculated fair value of approximately $7.95 and $6.25 per SAR, respectively, as of December 31, 2023.

The estimated weighted-average fair value of each SAR as of December 31, 2024 and December 31, 2023 was $0 and $7.96, respectively. Increases and decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards. For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense related to these awards in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income of approximately $0.9 million, $2.9 million, and $11.4 million, respectively. As of December 31, 2024,  there was no unrecognized compensation expense related to SARs as there are no SARs outstanding as of December 31, 2024. At December 31, 2024 and December 31, 2023, the intrinsic value of the SARs was $0 and $5.6 million, respectively.

The volatility assumption used in the Black-Scholes option-pricing model for purposes of estimating the fair value as of December 31, 2023 and the grant date, was based on peer group volatility as the Company did not have a sufficient trading history as a stand-alone public company to calculate volatility as of December 31, 2023 and as of the grant date.

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

18. Retirement Plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. We recognized expense of $1.0 million,  $1.1 million and $0.9 million related to matching contributions under our various defined contribution plans during the years ended  December 31, 2024, 2023 and 2022, respectively.

19. Business Segments

The Company has two reportable operating segments as defined below. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues for all periods presented. The remaining operating segments were combined in the “All Other” category.

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company in Note 1. The Company evaluates performance of their segments and allocates resources to them based on revenue and adjusted gross profit.  Adjusted gross profit and Adjusted cost of sales for the CODM’s analysis includes the services and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, and certain severance costs.

As discussed in Note 1, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  As such, the below information about our reportable segments now reflects significant expense categories based on the requirements of this newly adopted ASU 2023-07.

The table below presents information about reported segments for the years ended December 31:

2024
	HFS – South	Government	All Other		Total
Revenue	$149,931	$224,650	$11,691	(a)	$386,272
Less: Adjusted Cost of Sales (b)
Labor costs	$40,044	$10,706	$5,066		$55,816
Outside service	293	100	1		394
Community operating costs	51,286	23,979	5,833		81,098
Repairs and maintenance	5,144	3,375	680		9,199
Other costs	2,342	1,222	858		4,422
Adjusted gross profit	$50,822	$185,268	$(747)		$235,343
Depreciation of specialty rental assets	$21,577	$32,010	$3,577		$57,164
Capital expenditures	$15,806	$15,498	$445
Total Assets	$176,907	$190,751	$27,389		$395,047

2023
	HFS – South	Government	All Other		Total
Revenue	$148,677	$403,724	$11,207	(a)	$563,608
Less: Adjusted Cost of Sales (b)
Labor costs	$37,652	$18,643	$4,681		$60,976
Outside service	497	148	10		655
Community operating costs	50,592	43,265	6,474		100,331
Repairs and maintenance	4,464	5,673	579		10,716
Other costs	4,028	3,515	1,437		8,980
Adjusted gross profit	$51,444	$332,480	$(1,974)		$381,950
Depreciation of specialty rental assets	$24,557	$39,984	$4,085		$68,626
Capital expenditures	$33,729	$30,363	$514
Total Assets	$184,453	$207,409	$30,987		$422,849

2022
	HFS – South	Government	All Other		Total
Revenue	$132,373	$360,294	$9,318	(a)	$501,985
Less: Adjusted Cost of Sales (b)
Labor costs	$29,474	$26,417	$3,730		$59,621
Outside service	726	645	23		1,394
Community operating costs	42,183	57,056	6,077		105,316
Repairs and maintenance	3,300	5,638	499		9,437
Other costs	2,132	23,940	184		26,256
Adjusted gross profit	$54,558	$246,598	$(1,195)		$299,961
Depreciation of specialty rental assets	$25,934	$22,165	$4,734		$52,833
Capital expenditures	$8,686	$130,871	$339
(a)Revenues from operating segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs.  Other costs includes transportation and travel expenses, including the cost of relocating community assets.

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Total reportable segment adjusted gross profit	$236,090	$383,924	$301,156
Other adjusted gross profit	(747)	(1,974)	(1,195)
Depreciation and amortization	(72,806)	(83,977)	(67,665)
Selling, general, and administrative expenses	(54,258)	(56,126)	(57,893)
Other income (expense), net	502	(1,241)	(36)
Loss on extinguishment of debt	-	(2,279)	-
Interest expense, net	(16,619)	(22,639)	(36,323)
Change in fair value of warrant liabilities	675	9,062	(31,735)
Consolidated income before income taxes	$92,837	$224,750	$106,309

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below is as follows:

	December 31,	December 31,
	2024	2023
Total reportable segment assets	$367,658	$391,862
Other assets	29,167	32,871
Other unallocated amounts	328,949	269,620
Total Assets	$725,774	$694,353

Other unallocated assets are not included in the measure of segment assets provided to or reviewed by the CODM for assessing performance and allocating resources, and as such, are not allocated. Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	December 31,	December 31,
	2024	2023
Total current assets	$249,336	$180,500
Other intangible assets, net	52,807	66,282
Operating lease right-of-use assets, net	24,935	19,698
Deferred financing costs revolver, net	1,871	2,479
Other non-current assets	-	661
Total other unallocated amounts of assets	$328,949	$269,620

For 2024, 2023, and 2022, revenues from the Company’s Government segment were from two customers and represented approximately $224.7 million, $403.7 million, and $360.3 million of the Company’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Revenues from one customer within the Government segment represented approximately 48%, 62%, and 61% of the Company’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.  Revenues from another customer within the Government segment represented approximately 9.9%, 9.9%, and 11% of the Company’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Government segment was comprised of a single customer following the termination of the STFRC Contract effective August 9, 2024 as discussed in Note 2. As discussed in Note 20, the contract associated with the remaining customer included in the Government segment as of December 31, 2024, was terminated on February 21, 2025. Additionally, as discussed in Note 20, the community of assets associated with the prior STFRC Contract within the Government segment were reactivated on March 5, 2025 under the new DIPC Contract defined in Note 20 and the operating results and related assets associated with the new DIPC Contract will continue to be reported within the Governmenmt segment.

There were no single customers from the HFS – South segment for the years ended December 31, 2024, 2023 and 2022 that represented 10% or more of the Company’s consolidated revenues. There were no revenues generated from transactions between reportable operating segments for the years ended December 31, 2024, 2023, and 2022, respectively.

20. Subsequent Events

In January 2025, the Company used cash on hand to purchase a community of assets for $15.5 million located in Winnemucca, Nevada to establish new regional workforce hub network capacity for lithium and related critical mineral development.  The additional capacity will be utilized to support the development of a  premium workforce hub, while simultaneously creating a strategic regional footprint focused on potential additional growth opportunities. The Company believes this newly established regional network capacity will serve as a cornerstone as it pursues other potential growth initiatives within this expanding region for lithium and related critical mineral development.

In February 2025, the Company entered into a multi-year construction and services agreement (“Workforce Housing Contract”) to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Americas Corp. (“Lithium Americas”) in support of Lithium Americas development of Thacker Pass (“Thacker Pass Project” or the “Project”) and a North American critical minerals supply chain.  The all-inclusive workforce housing community, located in Winnemucca, Nevada (“Workforce Hub”) is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Americas has commenced site preparation and the Company is actively engaged in the contruction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy anticipated by mid-2025 and completion of the Workforce Hub by the end of 2025.  The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $140 million of revenue over its initial term.

In February 2025, the Company received notice that the U.S. government terminated the New PCC Contract with the Company’s NP Partner, effective immediately, or on or about February 21, 2025 (“Effective Date”). The Company provided facility and hospitality solutions to the NP Partner under the New PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals.  As previously disclosed and discussed in Note 2, the U.S. government may terminate this contract with the NP Partner for convenience; in the event this should occur, the NP Partner may terminate its agreement with the Company for convenience.  The NP Partner provided notice to the Company of their intention to terminate the New PCC Contract as of the Effective Date.  As discussed in Note 2, the New PCC Contract included a minimum annual revenue contribution amount of approximately $168 million, all of which was attributable to the Government reportable segment discussed in Note 19. The New PCC Contract generated total revenue of approximately $186.4 million for the year ended December 31, 2024. The Company will retain ownership of these assets, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities.  The Company is actively engaged in re-marketing these assets, along with other existing modular solutions, as it pursues a strong pipeline of growth opportunities.  These opportunities include a growing number of potential solutions supporting the U.S. government’s current immigration policies.

In February of 2025, Arrow Bidco and certain other subsidiaries of the Company entered into a fourth amendment (“Fourth Amendment”) and a fifth amendment ("Fifth Amendment”), respectively, to the ABL Facility discussed in Note 8.  The Fourth Amendment amends the ABL Facility to modify the springing maturity provision that will accelerate the maturity of the ABL Facility if any of the 2025 Senior Secured Notes (as defined in Note 8) remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof (March 15, 2025) to March 18, 2025, which was further modified by the Fifth Amendment to March 31, 2025.

On February 27, 2025, the Compensation Committee, and the Board, in the case of James B. Archer, the Company’s President and Chief Executive Officer, approved agreements granting PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers under and pursuant to the Plan. Settlement upon vesting of the awards in the form of Common Stock is contingent on stockholder approval of the Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards will settle in cash upon vesting. These awards include 2,000,000 PSUs to James B. Archer and 600,000 PSUs to Jason Vlacich, Chief Accounting Officer and Chief Financial Officer.  Each PSU represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on June 30, 2028. The number of PSUs that vest is determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2028 (the “Performance Period”). The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $20.00 per share and the highest of which is $30.00 per share. If all Performance Goals (as defined in the applicable award agreements) are met during the Performance Period, Mr. Archer will be entitled to receive a maximum of 2,000,000 PSUs and Mr. Vlacich will be entitled to receive a maximum of 600,000 PSUs. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company).

In March 2025, the Company entered into a five-year lease and services agreement with CoreCivic, Inc. (the “DIPC Contract”) to resume operations utilizing the Company’s existing assets located in Dilley, Texas (the “Dilley Immigration Processing Center” or “DIPC”) within the Company’s Government reportable segment discussed in Note 19.  These assets formerly operated from September 2014 to August 2024 as the South Texas Family Residential Center under the STFRC Contract discussed in Note 2, where the Company provided facility and hospitality solutions to CoreCivic, Inc..  Upon reactivation, the DIPC retains a similar facility size and operational scope as the prior operations.   The DIPC will be capable of supporting up to 2,400 individuals and provide an open and safe environment to appropriately care for the community population.  The consistency of the community layout will require no capital investment, allowing for seamless community reactivation.  The Company will provide facility and hospitality solutions to CoreCivic under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy.  The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030.  The DIPC Contract is supported by an amended intergovernmental services agreement (“IGSA”) between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement (“ICE”).  As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.  The seamless reactivation of this community illustrates the benefits of the Company’s flexible operating model and unique capabilities.  These elements consistently support the Company’s ability to appropriately respond to customer demand, while providing unmatched customized solutions.  The Company believes these distinct core competencies form a strong foundation as the Company continues evaluating additional growth opportunities supporting the U.S government’s immigration policies.

On March 10, 2025, the Company issued a notice of redemption (the “Redemption”) to redeem all $181.4 million in aggregate principal amount of its 10.75% 2025 Senior Secured Notes discussed in Note 8 on March 25, 2025 (the “Redemption Date”).  The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date. As of March 25, 2025, the 2025 Senior Secured Notes were paid in full and are no longer outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024 at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on this assessment the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

Attestation Report of the Registered Public Accounting Firm

The attestation of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 121 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Target Hospitality Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Hospitality Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company, and our report dated March 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

March 26, 2025

Item 9B. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, the following Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" as the term is defined in Item 408(a) of Regulation S-K:

On November 18, 2024, James B. Archer, President and Chief Executive Officer and member of the Company’s Board of Directors, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Archer may sell an aggregate 250,000 shares of Common Stock. The plan will terminate on December 31, 2025.

During the three months ended December 31, 2024, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Defaults upon Senior Securities

None.

Part III

Item 10.  Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.  The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website at www.targethospitality.com,within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

3.4	Second Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

3.5	Third Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2023).

3.6	Fourth Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2	Form of Warrant Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

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

10.4

Third Amendment to the ABL Credit Agreement, dated October 12, 2023, by and among Arrow Bidco, LLC, Topaz Holdings LLC, the other Loan Parties party thereto, the Incremental Revolver Lenders party and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).

10.5

Fourth Amendment to the ABL Credit Agreement, dated as of February 24, 2025, by and among Arrow Bidco, LLC, the other Loan Parties party thereto, Bank of America, N.A. as administrative agent for itself and the other Secured Parties and each of the Revolver Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.6

Fifth Amendment to the ABL Credit Agreement, dated as of February 27, 2025, by and among Arrow Bidco, LLC, the other Loan Parties party thereto, Bank of America, N.A. as administrative agent for itself and the other Secured Parties and each of the Revolver Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.7

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

10.9+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.10+	Target Hospitality 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.11+	Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.12+	Amendment to Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.13+	Amended and Restated Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.14+	2025 Executive Performance Stock Unit Agreement with James B. Archer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025)
10.15+	Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 15, 2019).

10.16+

Amendment to Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.17+	Amended and Restated Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 5, 2024).
10.18*	2025 Executive Performance Stock Unit Agreement with Jason Vlacich

10.19+	Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.20+

Amendment to Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020).

10.21+

Second Amendment to Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.22+	Amended and Restated Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.23+	Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.24+	Amendment to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.25+	Second Amendment to Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.26+	Amended and Restated Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 5, 2024).

10.27+	Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021).

10.28+

Amendment to Employment Agreement with J. Travis Kelley (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

10.29+	Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2019).

10.30+	Amendment to Employment Agreement with Eric Kalamaras (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2021).

10.31+

Separation Agreement and Release, dated as of January 25, 2024, by and between Target Logistics Management, LLC and Eric T. Kalamaras (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2024).

10.32+	Form of Executive Restricted Stock Unit Agreement (2020 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.33+	Form of Executive Nonqualified Stock Option Award Agreement (2020 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.34+	Form of Restricted Stock Unit Agreement (Non-Employee Directors 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2020).
10.35+

Form of Restricted Stock Unit Agreement (Executives – 2020 Salary Reduction) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

10.36+

Form of Restricted Stock Unit Agreement (Non-Employee Directors – 2020 Retainer Reduction) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

10.37+

Form of Salary Program Termination Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020).

10.38+

Form of Director Retainer Program Termination Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020).

10.39+

Executive Restricted Stock Units Termination Agreement, dated August 5, 2020, by and between the Company and James B. Archer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2020).

10.40+	Form of Executive Restricted Stock Unit Agreement (2021 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.

10.41+	Form of Executive Stock Appreciation Rights Award Agreement (2021 Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021).

10.42+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2021).

10.43+	Form of Executive Restricted Stock Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.44+	Form of Executive Performance Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.45+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2022).

10.46+

Executive Performance Stock Unit Agreement, by and between the Target Hospitality Corp. and James B. Archer, dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

10.47+	Form of Executive Performance Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.48+	Form of Executive Restricted Stock Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.49+	Form of Executive Performance Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.50+	Form of 2024 Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.51+	Form of 2024 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.52+	Form of 2025 Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.53+	Form of 2025 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.54+*	Employment Agreement with Brendan Dowhaniuk.

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective March 15, 2019 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

19

Securities Trading Policy of Target Hospitality Corp. (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2023).

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

97

Compensation Recovery Policy of Target Hospitality Corp. (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2023).

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

Target Hospitality Corp.

Dated: March 26, 2025	By:	/s/ James B. Archer
Name: James B. Archer
Title: President & Chief Executive Officer

Signature	Title:	Date:

/s/ James B. Archer	Director, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2025
James B. Archer

/s/ Jason P. Vlacich	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 26, 2025
Jason P. Vlacich

/s/ Stephen Robertson	Chairman of the Board	March 26, 2025
Stephen Robertson

/s/ Pamela H. Patenaude	Director	March 26, 2025
Pamela H. Patenaude

/s/ Alejandro Hernandez	Director	March 26, 2025
Alejandro Hernandez

/s/ Linda Medler	Director	March 26, 2025
Linda Medler

/s/ Martin Jimmerson	Director	March 26, 2025
Martin L. Jimmerson
/s/ John C. Dorman	Director	March 26, 2025
John C. Dorman