Form 10-Q
period 2025-03-31
Target Hospitality Corp.
filed 2025-05-19
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 99,364,716 shares of Common Stock, par value $0.0001 per share, outstanding as of May 14, 2025.

Target Hospitality Corp.

FORM 10-Q

March 31, 2025

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$34,468	$190,668
Accounts receivable, less allowance for credit losses of $551 and $534, respectively	56,949	49,342
Prepaid expenses and other assets	8,172	9,326
Total current assets	99,589	249,336

Specialty rental assets, net	326,129	320,852
Other property, plant and equipment, net	36,432	34,935
Operating lease right-of-use assets, net	8,166	24,935
Goodwill	41,038	41,038
Other intangible assets, net	49,444	52,807
Deferred financing costs revolver, net	1,722	1,871
Total assets	$562,520	$725,774

Liabilities
Current liabilities:
Accounts payable	$23,126	$16,187
Accrued liabilities	17,444	25,782
Deferred revenue and customer deposits	1,010	699
Current portion of operating lease obligations	6,682	8,548
Current portion of finance lease and other financing obligations (Note 7)	2,250	1,860
Current portion of long-term debt, net (Note 7)	—	180,328
Total current liabilities	50,512	233,404

Other liabilities:
Revolving credit facility (Note 7)	40,900	—
Long-term finance lease and other financing obligations	2,043	1,451
Long-term operating lease obligations	2,880	17,459
Other non-current liabilities	44	—
Deferred revenue and customer deposits	536	536
Deferred tax liability	47,742	49,271
Asset retirement obligations	2,595	2,563
Total liabilities	147,252	304,684

Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 112,661,646 issued and 99,364,716 outstanding as of March 31, 2025 and 112,248,984 issued and 98,952,054 outstanding as of December 31, 2024.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of March 31, 2025 and 13,296,930 shares as of December 31, 2024.	(57,304)	(57,304)
Additional paid-in-capital	149,479	148,780
Accumulated other comprehensive loss	(2,789)	(2,785)
Accumulated earnings	325,919	332,380
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	415,315	421,081
Noncontrolling interest in consolidated subsidiaries	(47)	9
Total stockholders' equity	415,268	421,090
Total liabilities and stockholders' equity	$562,520	$725,774

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue:
Services income	$50,107	$72,398
Specialty rental income	14,995	34,274
Construction fee income	4,795	—
Total revenue	69,897	106,672
Costs:
Services	35,768	36,915
Specialty rental	2,493	5,908
Depreciation of specialty rental assets	13,672	14,781
Gross profit	17,964	49,068
Selling, general and administrative	14,805	14,855
Other depreciation and amortization	3,973	3,885
Other expense (income), net	262	(110)
Operating income (loss)	(1,076)	30,438
Loss on extinguishment of debt	2,370	—
Interest expense, net	4,329	4,587
Change in fair value of warrant liabilities	—	(675)
Income (loss) before income tax	(7,775)	26,526
Income tax expense (benefit)	(1,316)	6,143
Net income (loss)	(6,459)	20,383
Less: Net income attributable to the noncontrolling interest	2	—
Net income (loss) attributable to Target Hospitality Corp. common stockholders	(6,461)	20,383

Other comprehensive loss
Foreign currency translation	(4)	(20)
Comprehensive income (loss)	$(6,463)	$20,363

Weighted average number shares outstanding - basic	99,111,940	100,657,706
Weighted average number shares outstanding - diluted	99,111,940	102,362,542

Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - basic	$(0.07)	$0.20
Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - diluted	$(0.07)	$0.20

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307	$—	$377,307
Net income	—	—	—	—	—	—	20,383	20,383	—	20,383
Stock-based compensation, net	658,659	—	—	—	1,579	—	—	1,579	—	1,579
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,615)	—	—	(2,615)	—	(2,615)
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3	—	3
Issuance of Common Stock from exercise of stock options	59,524	—	—	—	268	—	—	268	—	268
Repurchase of Common Stock as part of share repurchase program	(2,274,440)	—	2,274,440	(21,371)	—	—	—	(21,371)	—	(21,371)
Balances at March 31, 2024	100,105,423	$10	11,705,105	$(44,930)	$141,614	$(2,658)	$281,498	$375,534	$—	$375,534

Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090
Net loss	—	—	—	—	—	—	(6,461)	(6,461)	2	(6,459)
Stock-based compensation, net	412,662	—	—	—	1,672	—	—	1,672	—	1,672
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(973)	—	—	(973)	—	(973)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	—	(58)	(58)
Balances at March 31. 2025	99,364,716	$10	13,296,930	$(57,304)	$149,479	$(2,789)	$325,919	$415,315	$(47)	$415,268

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(6,459)	$20,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,282	15,303
Amortization of intangible assets	3,363	3,363
Noncash operating lease expense	2,042	2,842
Accretion of asset retirement obligation	32	46
Amortization of deferred financing costs	273	268
Amortization of original issue discount	440	417
Change in fair value of warrant liabilities	—	(675)
Loss on extinguishment of debt	2,370	—
Stock-based compensation expense	1,716	2,748
Loss (gain) on disposal of specialty rental assets and other property, plant and equipment	27	(42)
Deferred income taxes	(1,529)	(874)
Provision for credit losses on receivables, net of recoveries	17	43
Changes in operating assets and liabilities
Accounts receivable	(7,630)	13,253
Prepaid expenses and other assets	1,154	1,551
Accounts payable and other accrued liabilities	(4,743)	(5,281)
Deferred revenue and customer deposits	311	(448)
Operating lease obligation	(1,718)	(2,713)
Other non-current assets and liabilities	(9)	407
Net cash provided by operating activities	3,939	50,591
Cash flows from investing activities:
Purchase of specialty rental assets	(16,590)	(8,825)
Purchase of property, plant, and equipment	(615)	(135)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	42
Net cash used in investing activities	(17,205)	(8,918)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(509)	(407)
Principal payments on borrowings from ABL Facility	(34,100)	—
Repayment of 2025 Senior Secured Notes	(181,446)	—
Repurchase of Common Stock	—	(21,160)
Proceeds from borrowings on ABL Facility	75,000	—
Distributions paid to noncontrolling interest	(68)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3
Proceeds from issuance of Common Stock from exercise of options	—	268
Payment of debt extinguishment premium costs	(1,814)	—
Net cash used in financing activities	(142,937)	(21,296)

Effect of exchange rate changes on cash and cash equivalents	3	(4)

Net increase (decrease) in cash and cash equivalents	(156,200)	20,373
Cash and cash equivalents - beginning of period	190,668	103,929
Cash and cash equivalents - end of period	$34,468	$124,302

Supplemental Cash Flow Information:
Decrease in accrued distributions to noncontrolling interest	$10	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(2,385)	$—
Non-cash change in accrued excise tax on repurchase of Common Stock	$—	$(211)
Non-cash change in finance lease obligations	$(1,571)	$(858)
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(973)	$(2,615)

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services. The Company provides vertically integrated specialty rental and comprehensive hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation services, community design and construction, overall workforce community management, and laundry service. Target Hospitality serves clients in the natural resources development and government sectors principally located in the West Texas, South Texas, New Mexico, Nevada and Midwest regions.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with Target Hospitality’s Annual Report on the Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2025 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of March 31, 2025, and results of operations for the three months ended March 31, 2025 and 2024, and cash flows for three months ended March 31, 2025 and 2024. The consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated balance sheets of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

Upon lease commencement, the Company evaluates leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, the Company classifies the lease as an operating lease. As previously mentioned, the arrangements that contain a lease of the Company’s lodging facilities are accounted for as operating leases, whereby the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as it is earned over the term of the lease agreement. For contracts that contain both a lease component and a services or non-lease component, the Company has adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). Refer to Note 2 for the breakout of revenue under each standard. The Company recognizes minimum rents on operating leases over the term of the customer operating lease. A lease term commences when: (1) the customer has control of the leased space (legal right to use the property); and (2) the Company has delivered the premises to the customer as required under the terms of the lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a customer option to extend the lease if the customer is reasonably certain to exercise that option; (2) a customer option to terminate the lease if the customer is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, judgment is required to contemplate the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the customer in the lease. Furthermore, when assessing the expected end date of a contract under ASC 606 with an extension option, judgment is required to determine whether the option contains a material right.

Because performance obligations related to specialty rental and hospitality services are satisfied over time, the majority of our revenue is recognized evenly over the contractual term of the arrangement, based on a contractual fixed minimum amount and defined period of performance. Certain contracts may contain a contractual fixed minimum amount and an initial ramp up period based on bed utilization, which may result in lower revenue recognition during the ramp up period of the contract term. Some of our revenue is recognized on a daily basis, for each night a customer stays, at a contractual day rate. Our customers typically contract for accommodation services under committed contracts with terms that most often range from several months to multiple years. Our payment terms vary by type and location of our customer and the service offered.  The time between invoicing and when payment is due is not significant.

When lodging and services are billed and collected in advance, recognition of revenue is deferred until services are rendered.

Cost of services includes labor, food, utilities, supplies, leasing and other direct costs associated with operating the lodging units as well as repair and maintenance expenses and construction costs associated with community construction services projects. Cost of rental includes leasing costs, utilities, and other direct costs of maintaining the lodging units. Costs associated with contracts include sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

Recently Issued Accounting Standards

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company for the year ending December 31, 2025, and will be applied prospectively. These requirements are not expected to have an impact on the recorded amounts in our financial statements, but will impact our income tax disclosures.

Improvements to Expense Disaggregation Disclosure. In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The ASU 2024-03 may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of this update and does not intend to early adopt ASU 2024-03.

2. Revenue

Total revenue recognized under contracts recognized under ASC 606 was approximately $54.9 million and $72.4 million for the three months ended March 31, 2025 and 2024, respectively, while specialty rental income was approximately $15.0 million and $34.3 million subject to the guidance of ASC 842 for the three months ended March 31, 2025 and 2024, respectively.

The following table disaggregates our services and construction fee income by our two reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, and All Other for the dates indicated below:

	For the Three Months Ended
	March 31,
	2025	2024
HFS – South
Services income	$34,241	$35,713
Total HFS – South revenues	34,241	35,713

Government
Services income	$12,549	$34,553
Total Government revenues	12,549	34,553

All Other
Services income	$3,317	$2,132
Construction fee income	4,795	—
Total All Other revenues	8,112	2,132

Total revenues	$54,902	$72,398

During the year ended December 31, 2024, the contract with CoreCivic related to our South Texas Family Residential Center (the “STFRC Contract”) in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the three months ended March 31, 2024, contributed approximately $14 million in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under a contract (the “DIPC Contract”) relating to the Dilley Immigration Processing Center (“DIPC”) effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term.  The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract.   The DIPC will be capable of supporting up to 2,400 individuals and provide an open and safe environment to appropriately care for the community population. The consistency of the community layout will require no capital investment, allowing for seamless community reactivation. The Company will provide facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period may be accelerated at the request of the government, and if accelerated, would result in higher fixed minimum revenue amounts during the ramp up period up to the maximum fixed minimum revenue amount.  The maximum fixed minimum revenue amount is based on utilization of 2,400 beds.  The DIPC Contract is supported by an amended intergovernmental services agreement (“IGSA”) between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement (“ICE”).  As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

In February 2025, the Company received notice that the U.S. government terminated the contract relating to the Company’s Pecos Children’s Center (the “PCC Contract”) with the Company’s nonprofit partner (“NP Partner”), effective immediately on February 21, 2025 (“PCC Termination Effective Date”), and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date. The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. The PCC Contract generated total revenue of approximately $24.1 million and $53.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company retains ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities.  The Company is actively engaged in re-marketing these assets.

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

Contract Assets and Liabilities

The Company has a contract asset in the amount of approximately $1.2 million as of March 31, 2025 reported within accounts receivable, net of allowance for credit losses in the accompanying consolidated balance sheet related to a construction services project that began during the three months ended March 31, 2025 within the Workforce Hospitality Solutions (“WHS”) operating segment in the All Other category of operating segments. The Company had no contract assets as of December 31, 2024.

Contract liabilities primarily consist of deferred revenue that represent payments for room nights that the customer may use in the future as well as advanced payments for community builds that are being recognized over the related contract period. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Three Months Ended
	March 31,
	2025	2024
Balances at Beginning of the Period	$1,235	$5,469
Additions to deferred revenue	311	—
Revenue recognized	—	(448)
Balances at End of the Period	$1,546	$5,021

As of March 31, 2025, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2025	2026	2027	2028	2029	Total
Revenue expected to be recognized as of March 31, 2025	$79,581	$23,295	$20,171	15,461	15,426	$153,934

The Company applied some of the practical expedients in ASC 606, including the “right to invoice” practical expedient, and does not disclose consideration for remaining performance obligations for contracts without minimum revenue commitments or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Due to the application of these practical expedients as well as excluding specialty rental income subject to the guidance included in ASC 842, the table above represents only a portion of the Company’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2025	2024
Specialty rental assets	$792,932	$773,858
Construction-in-process	8,395	8,476
Less: accumulated depreciation	(475,198)	(461,482)
Specialty rental assets, net	$326,129	$320,852

Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss).

During the three months ended March 31, 2025, the Company purchased a group of assets consisting of land, and specialty rental assets (building, modular units, site work, and furniture & fixtures) for approximately $15.5 million, of which, approximately $14.9 million is included within this asset group, to support growth of the WHS operating segment within the All Other category of operating segments discussed in Note 16, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$31,184	$30,606
Buildings and leasehold improvements	908	908
Machinery and office equipment	2,258	2,206
Other[1]	12,218	10,862
	46,568	44,582
Less: accumulated depreciation	(10,136)	(9,647)
Total other property, plant and equipment, net	$36,432	$34,935
(1)	The Other category includes finance lease right-of-use assets pertaining to commercial-use vehicles at a gross cost of approximately $9.9 million as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, depreciation expense related to other property, plant and equipment was $0.6 million and $0.5 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). During the three months ended March 31, 2025, the Company also retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $0.1 million and a gross cost of $0.2 million.

During the three months ended March 31, 2025, the Company purchased a group of assets consisting of land, and specialty rental assets (building, modular units, site work, and furniture & fixtures) for approximately $15.5 million, of which, approximately $0.6 million is included within this asset group related to the land portion of the acquisition, to support growth of the WHS operating segment within the All Other category of operating segments discussed in Note 16, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, and specialty rental assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2024	$41,038
Changes in Goodwill	—
Balance at December 31, 2024	41,038
Changes in Goodwill	—
Balance at March 31, 2025	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.7	$133,105	$(100,256)	$32,849
Non-compete agreement	2.8	349	(154)	195
Total		133,454	(100,410)	33,044
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(100,410)	$49,444

	December 31, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.9	$133,105	$(96,911)	$36,194
Non-compete agreement	3.1	349	(136)	213
Total		133,454	(97,047)	36,407
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(97,047)	$52,807

For the three months ended March 31, 2025 and 2024, amortization expense related to intangible assets was $3.4 million and $3.4 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of March 31, 2025 for each of the next five years and thereafter is as follows:

Rest of 2025	$10,112
2026	12,879
2027	8,270
2028	778
2029	525
Thereafter	480
Total	$33,044

6. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2025	2024
Employee accrued compensation expense	$4,542	$7,732
Other accrued liabilities	12,038	12,139
Accrued interest on debt	864	5,911
Total accrued liabilities	$17,444	$25,782

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, and other accrued operating expenses.

7. Debt

2025 Senior Secured Notes

On November 1, 2023 (the “Notes Settlement Date”), approximately $181.4 million of Arrow Bidco’s 9.50% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”) were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of its 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”) pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). Following the Notes Settlement Date, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023, resulting in an outstanding balance of $0. As such, none of the 2024 Senior Secured Notes remain outstanding. The 2025 Senior Secured Notes were scheduled to mature on June 15, 2025. Interest on the 2025 Senior Secured Notes accrued at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, and began March 15, 2024. On March 10, 2025, the Company issued a notice of redemption (the “Redemption”) to redeem all $181.4 million in aggregate principal amount of its 2025 Senior Secured Notes on March 25, 2025 (the “Redemption Date”). The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date.  As of March 25, 2025, the 2025 Senior Secured Notes were redeemed, paid in full and are no longer outstanding. The premium cost associated with the Redemption amounted to approximately $1.8 million and was recognized as a component of loss on extinguishment of debt for the three months ended March 31, 2025, in the accompanying consolidated statement of comprehensive loss. Additionally, the premium cost was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the three months ended March 31, 2025.

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of approximately $2.7 million and the discount was being amortized over the original term of the 2025 Senior Secured Notes using the effective interest method. The unamortized original issue discount balance of approximately $0.4 million was recognized as a component of loss on extinguishment of debt for the three months ended March 31, 2025 in the accompanying consolidated statement of comprehensive loss in connection with the Redemption of the 2025 Senior Secured Notes.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of March 31, 2025 consisted of approximately $4.3 million of finance leases. The finance leases pertain to leases entered into during 2022 through March 31, 2025, for commercial-use vehicles with 36 to 48-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended from time to time, the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the three months ended March 31, 2025, a net amount of $40.9 million was drawn on the ABL Facility resulting in an outstanding balance of $40.9 million as of March 31, 2025.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. The termination date of the ABL Facility is February 1, 2028, which was subject to a springing maturity that would have accelerated the maturity of the ABL Facility if any of the 2025 Senior Secured Notes (or any indebtedness incurred to refinance the 2025 Senior Secured Notes) remained outstanding on the date that is ninety-one days prior to the stated maturity date thereof. On February 24, 2025 and February 27, 2025, Arrow Bidco, LLC entered into a fourth amendment (the “Fourth Amendment”) and a fifth amendment (the “Fifth Amendment”), respectively, to the ABL Facility. The Fourth Amendment amended the ABL Facility to modify the springing maturity provision that would have accelerated the maturity of the facility if any of the 2025 Senior Secured Notes remained outstanding on the date that is ninety-one days prior to the stated maturity date thereof (March 15, 2025) to March 18, 2025, which was further modified by the Fifth Amendment to March 31, 2025. As previously mentioned, none of the 2025 Senior Secured Notes remain outstanding as they were redeemed and paid in full on March 25, 2025, and as such, the springing maturity date discussed above no longer applies.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	March 31,	December 31,
	2025	2024
Finance lease and other financing obligations	$4,293	$3,311
ABL Facility	40,900	—
10.75% Senior Secured Notes due 2025, face amount	—	181,446
Less: unamortized original issue discount	—	(873)
Less: unamortized term loan deferred financing costs	—	(245)
Total debt, net	45,193	183,639
Less: current maturities	(2,250)	(182,188)
Total long-term debt	$42,943	$1,451

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following, including the components of interest expense, net on the 2025 Senior Secured Notes:

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Interest incurred on finance lease and other financing obligations	$94	$66
Interest expense incurred on ABL Facility and 2025 Senior Secured Notes	5,415	5,042
Amortization of deferred financing costs on ABL Facility and 2025 Senior Secured Notes	273	268
Amortization of original issue discount on 2025 Senior Secured Notes	440	417
Interest income	(1,893)	(1,206)
Interest expense, net	$4,329	$4,587

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheet as of December 31, 2024. Accumulated amortization expense related to the deferred financing costs was approximately $14.0 million as of December 31, 2024. Accumulated amortization of the original issue discount was approximately $4.8 million as of December 31, 2024. The redemption of the 2025 Senior Secured Notes on March 25, 2025 was accounted for as an extinguishment of debt and consequently, all of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt within the accompanying consolidated statement of comprehensive loss for the three months ended March 31, 2025. The loss on extinguishment of debt amounted to approximately $2.4 million consisting of the premium cost of approximately $1.8 million previously discussed, with the remaining portion related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the three months ended March 31, 2025.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $6.0 million and $5.9 million as March 31, 2025 and December 31, 2024, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2025 and 2024, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of March 31, 2025, consists of the following:

Rest of 2025	$1,872
2026	1,349
2027	936
2028	41,036
Total	$45,193

8. Warrant Liabilities

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

The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as liabilities. Since the Private Warrants met the definition of a derivative under ASC 815, the Company recorded the Private Warrants as liabilities on the balance sheet at their estimated fair value.

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income. For the three months ended March 31, 2024, the change in the estimated fair value of the Private Warrants resulted in a gain of approximately $(0.7) million. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

9. Income Taxes

For the three months ended March 31, 2025 and 2024, income tax expense (benefit) was approximately $(1.3) million and $6.1 million, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024, was 16.9% and 23.2%, respectively. The fluctuation in the tax rate for the three months ended March 31, 2025 and 2024, respectively, results primarily from the relationship of income (loss) before income tax for the three months ended March 31, 2025 and 2024, respectively.

The effective tax rates for the three months ended March 31, 2025 and 2024, respectively, differs from the US federal statutory rate of 21% primarily due to the nonrecognition of tax benefits for loss jurisdictions, and the impact of state tax expense based on gross receipts.

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

10. Fair Value of Financial Instruments

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	March 31, 2025		December 31, 2024
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 7) - Level 2	$(40,900)	$(40,900)	$—	$—
Senior Secured Notes (See Note 7) - Level 1	$—	$—	$(180,328)	$(185,075)

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

12. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three months ended March 31, 2025 and net income was recorded for the three months ended March 31, 2024. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income (loss) attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Numerator
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - basic	$(6,461)	$20,383
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - diluted	$(6,461)	$20,383

Denominator
Weighted average shares outstanding - basic	99,111,940	100,657,706
Dilutive effect of outstanding securities:
PSUs	—	435,040
SARs	—	292,842
Stock Options	—	245,130
RSUs	—	731,824
Weighted average shares outstanding - diluted	99,111,940	102,362,542

Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders- basic	$(0.07)	$0.20
Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders - diluted	$(0.07)	$0.20

As discussed in Note 14, stock-based compensation awards were outstanding for the three months ended March 31, 2025 and 2024. These stock-based compensation awards were included in the computation of diluted EPS for the three months ended March 31, 2024 because their effect is dilutive as noted in the above table. These stock-based compensation awards were excluded from the computation of diluted LPS for the three months ended March 31, 2025 because their effect would have been anti-dilutive as a net loss was recorded for the three months ended March 31, 2025.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

13. Stockholders’ Equity

Common Stock

As of March 31, 2025 and December 31, 2024, Target Hospitality had 112,661,646 and 112,248,984 shares of Common Stock, par value $0.0001 per share issued with 99,364,716 and 98,952,054 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2025, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of March 31, 2025, the Company had no Public Warrants issued and outstanding, as they expired on March 15, 2024 in accordance with their terms.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the year ended December 31, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, in an amount of approximately $0.2 million.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the three months ended March 31, 2025.  As of March 31, 2025, 13,296,930 shares of common stock for an aggregate price of approximately $57.3 million were held in treasury stock (at cost). As of March 31, 2025, the stock repurchase program had a remaining capacity of approximately $66.6 million.

14. Stock-Based Compensation

On February 27, 2025, the Compensation Committee (the “Compensation Committee”) of the Board of Directors the (“Board”) of the Company adopted (i) a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement”) with respect to the granting of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (as amended by the First Amendment to the Target Hospitality Corp. 2019 Incentive Award Plan, the “Plan”) and (ii) an amendment to the Plan (the “Plan Amendment”) that would increase the number of shares of the Company’s Common Stock authorized for issuance under the Plan, each of which were approved by the Board on February 27, 2025. Settlement upon vesting of the awards in the form of Common Stock is contingent on stockholder approval of the Plan Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards will settle in cash upon vesting. The new RSU Agreement and PSU Agreements will be used for all awards to executive officers made on or after February 27, 2025.

The RSU Agreement has material terms that are substantially similar to those in the form 2024 Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company in the 2024 Form 10-K.

Each PSU awarded under the PSU Agreement represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the PSU Agreement is based on the Company’s Total Shareholder Return (the “TSR Based Award”) performance, measured based on the applicable Performance Period specified in the PSU Agreement. The number of PSUs that vest pursuant to the TSR Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the achievement of a specified percentile rank during the applicable Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

Restricted Stock Units

On February 27, 2025, the Compensation Committee awarded an aggregate of 642,862 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	985,077	$7.60
Granted	642,862	5.65
Vested	(339,061)	6.22
Balance at March 31, 2025	1,288,878	$6.99

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024 was approximately $1.0 million and $1.2 million, respectively, with an associated tax benefit of $0.2 million and $0.3 million, respectively. At March 31, 2025, unrecognized compensation expense related to RSUs totaled approximately $8.6 million and is expected to be recognized over a remaining term of approximately 2.85 years.

Performance Stock Units

On February 27, 2025, the Company awarded an aggregate of 392,858 PSUs to certain of the Company’s executive officers and employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of the Company’s TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 37.97%, the term was 2.84 years, the correlation coefficient was 0.5426, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.01%, which resulted in a calculated fair value of approximately $7.93 per PSU as of the grant date.

On February 27, 2025, the Compensation Committee, and the Board, in the case of James B. Archer, the Company’s President and Chief Executive Officer, approved agreements granting PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers under and pursuant to the Plan. Settlement upon vesting of the awards in the form of Common Stock is contingent on stockholder approval of the Plan Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards will settle in cash upon vesting. Each PSU represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on June 30, 2028. The number of PSUs that vest is determined based upon the achievement of specified share prices over the period between the grant date and

June 30, 2028 (the “Performance Period”). The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $20.00 per share and the highest of which is $30.00 per share. If all Performance Goals (as defined in the applicable award agreements) are met during the Performance Period, Mr. Archer will be entitled to receive a maximum of 2,000,000 PSUs and Mr. Vlacich will be entitled to receive a maximum of 600,000 PSUs. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 38.39%, the term was 3.34 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.02%, which resulted in a calculated fair value of approximately $0.34 per PSU as of the grant date. Under the authoritative guidance for stock-based compensation, a portion of these PSUs outstanding at March 31, 2025 are considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting.  The number of awards that are considered liability-based awards amount to 2,494,120. As such, the Company recognized a liability associated with these PSUs of approximately $0.04 million as of March 31, 2025, all of which is included in other non-current liabilities in the accompanying consolidated balance sheet as of March 31, 2025. As of March 31, 2025, these PSUs were valued using a Monte Carlo simulation with the following assumptions: the expected volatility was approximately 38.40%, the term was 3.25 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.86%, which resulted in a calculated fair value of approximately $0.43 per PSU as of March 31, 2025.   The fair value of these liability-based awards will be remeasured at each reporting period until the date of settlement or transfer to equity if there becomes an intent and ability to issue shares to service these PSUs upon vesting.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	1,401,407	$6.02
Granted	2,992,858	1.34
Incremental PSUs vested in period[1]	87,207	2.98
Vested	(261,626)	2.98
Balance at March 31, 2025	4,219,846	$2.82
(1)	Associated with awards that vested during the period at 150% of Target Level.

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, was approximately $0.7 million and $0.4 million, respectively, with an associated tax benefit of $0.2 million and $0.2 million, respectively. At March 31, 2025, unrecognized compensation expense related to PSUs totaled approximately $6.3 million and is expected to be recognized over a remaining term of approximately 2.48 years.

Stock Option Awards

During the three months ended March 31, 2025, there were no new grants or other changes in the stock options outstanding.

As of March 31, 2025 362,109 stock options were exercisable with a weighted average exercise price of $7.38 per share, an average contractual life of 4.57 years, and a total intrinsic value of approximately $0.4 million.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, was $0 and approximately $0.1 million, respectively, with an associated tax benefit of $0 and less than $0.1 million, respectively. As of March 31, 2025, there was no unrecognized compensation expense related to stock options.

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

Stock-based payments are subject to service based vesting requirements and expense was recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the three months ended March 31, 2025.

Stock Appreciation Right Awards

During the three months ended March 31, 2024, as approved by the Compensation Committee, 163,043 of the employee related exercised Stock Appreciation Right Awards (“SARs”) were paid in cash in the amount of $1.3 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price.

There were no SARs outstanding as of March 31, 2025 or December 31, 2024 as all remaining SARs were exercised during the year ended December 31, 2024.

15. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the three months ended March 31, 2025 and 2024, we recognized expense related to matching contributions of $0.4 million and $0.4 million, respectively.

16. Business Segments

The Company has two reportable operating segments as defined below. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues for all periods presented. The remaining operating segments were combined in the “All Other” category.

The Company is organized primarily on the basis of geographic region and customer industry group and operates in two reportable segments. These reportable segments are also operating segments. Resources are allocated, and performance is assessed by our CEO, whom we have determined to be our CODM.

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

All Other — Segment operations consist of revenue from specialty rental and vertically integrated hospitality services revenue from customers primarily in the natural resources and development industry located outside of the HFS – South segment as well as revenue from the WHS operating segment, which includes the construction phase of the contract with Lithium Nevada, LLC (“Lithium Nevada”), supporting a North American critical mineral supply chain.

The Company evaluates performance of their segments and allocates resources to them based on revenue and adjusted gross profit. Adjusted gross profit and Adjusted costs of sales for the CODM’s analysis includes the services and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, and certain severance costs.

The table below presents information about reported segments for the dates indicated below:

2025

	HFS - South	Government	All Other		Total
For the Three Months Ended March 31, 2025
Revenue	$36,068	$25,717	$8,112	(a)	$69,897
Less: Adjusted Cost of Sales (b)
Labor costs	$9,779	$1,438	$1,183		$12,400
Outside services	83	70	14		167
Community operating costs	13,105	4,345	1,595		19,045
Costs of construction	—	—	3,744		3,744
Repairs and maintenance	1,469	596	111		2,176
Other costs	599	90	40		729
Adjusted gross profit	$11,033	$19,178	$1,425		$31,636
Depreciation of specialty rental assets	$4,493	$7,931	$1,248		$13,672
Capital expenditures (c)	$2,653	$2,598	$15,665
Total Assets	$174,586	$185,418	$41,801		$401,805

2024

	HFS - South	Government	All Other		Total
For the Three Months Ended March 31, 2024
Revenue	$36,934	$67,607	$2,131	(a)	$106,672
Less: Adjusted Cost of Sales (b)
Labor costs	$9,555	$4,501	$1,087		$15,143
Outside services	65	13	2		80
Community operating costs	12,467	8,733	1,490		22,690
Repairs and maintenance	1,473	1,002	253		2,728
Other costs	532	925	725		2,182
Adjusted gross profit	$12,842	$52,433	$(1,426)		$63,849
Depreciation of specialty rental assets	$5,702	$8,176	$903		$14,781
Capital expenditures (c)	$2,776	$6,569	$7
Total Assets (as of December 31, 2024)	$176,907	$190,751	$27,389		$395,047
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs. Other costs includes transportation and travel expenses, including the cost of relocating community assets.
(c)	The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in segment information. Such unallocated corporate capital expenditure amounts as of March 31, 2025 and 2024 were approximately $0.2 million and $0.3 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Total reportable segment adjusted gross profit	$30,211	$65,275
Other adjusted gross profit	1,425	(1,426)
Depreciation and amortization	(17,645)	(18,666)
Selling, general, and administrative expenses	(14,805)	(14,855)
Other income (expense), net	(262)	110
Loss on extinguishment of debt	(2,370)	—
Interest expense, net	(4,329)	(4,587)
Change in fair value of warrant liabilities	—	675
Consolidated income (loss) before income taxes	$(7,775)	$26,526

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2025	December 31, 2024
Total reportable segment assets	$360,004	$367,658
Other assets	43,595	29,167
Other unallocated amounts	158,921	328,949
Total Assets	$562,520	$725,774

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2025	December 31, 2024
Total current assets	$99,589	$249,336
Other intangible assets, net	49,444	52,807
Operating lease right-of-use assets, net	8,166	24,935
Deferred financing costs revolver, net	1,722	1,871
Total other unallocated amounts of assets	$158,921	$328,949

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS, WHS and Government segments;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	changes in end-user demand requirements that could lead to cancellation of contracts for convenience in the Government segment;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Trump administration or any future administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems; and

●	our ability to meet our debt service requirements and obligations.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of March 31, 2025, our network included 27 communities, to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

In February 2025, the Company entered into a multi-year construction and services agreement (“Workforce Housing Contract”) to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project” or the “Project”) and a North American critical minerals supply chain.  The all-inclusive workforce housing community, located in Winnemucca, Nevada (“Workforce Hub”) is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Nevada has commenced site preparation, and the Company is actively engaged in the construction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy anticipated by mid-2025 and completion of the Workforce Hub by the end of 2025. The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $140 million of revenue over its initial term, with approximately $76 million of committed minimum revenue.  The Company anticipates approximately $68 million of committed minimum revenue will be realized in 2025 expected to be largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. This contract activity will be reported within the newly formed WHS operating segment in the All Other category of operating segments.

In February 2025, the Company received notice that the U.S. government terminated the PCC Contract with the Company’s NP Partner, effective immediately on February 21, 2025, and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date.  The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals.  The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. The PCC Contract generated total revenue of approximately $24.1 million and $53.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company retains ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities.  The Company is actively engaged in re-marketing these assets.

During the year ended December 31, 2024, the STFRC Contract in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the three months ended March 31, 2024, contributed approximately $14 million in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term. The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC will be capable of supporting up to 2,400 individuals and provide an open and safe environment to appropriately care for the community population.  The consistency of the community layout will require no capital investment, allowing for seamless community reactivation.  The Company will provide facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period may be accelerated at the request of the government, and if accelerated, would result in higher fixed minimum revenue amounts during the ramp up period up to the maximum fixed minimum revenue amount.  The maximum fixed minimum revenue amount is based on utilization of 2,400 beds.  The DIPC Contract is supported by an amended IGSA between the city of Dilley, Texas and ICE.  As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

On March 10, 2025, the Company issued a notice of redemption to redeem all $181.4 million in aggregate principal amount of its 2025 Senior Secured Notes discussed in Note 7 on March 25, 2025.  The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date. As of March 25, 2025, the 2025 Senior Secured Notes were paid in full and are no longer outstanding, which is expected to generate an annual interest expense savings of approximately $19.5 million.

The Company generated cash flows from operations for the three months ended March 31, 2025 of approximately $3.9 million compared to approximately $50.6 million for the three months ended March 31, 2024, representing a decrease in cash flows from operations of approximately $(46.7) million or (92)% led by a decrease in cash collections, and partially by a $3.1 million increase in cash paid for interest driven by early payoff of the 2025 Senior Secured Notes on March 25, 2025, partially offset by a $0.1 million decrease in cash paid for income taxes, a decrease in operating expenses and payroll, and an increase in interest income.

For the three months ended March 31, 2025, other key drivers of financial performance included:

●	Decreased revenue of $36.8 million, or 34% compared to the same period in 2024, driven by lower revenue generated from the Government segment led by the termination of the PCC Contract (terminated as of February 21, 2025) as well as the termination of the STFRC Contract on August 9, 2024 (the assets associated with the STFRC Contract were reactivated on March 5, 2025 under the DIPC Contract). The PCC Contract also generated lower minimum lease revenue as well as lower variable services revenue year over year leading up to the termination date. Additionally, lower revenue generated by HFS-South partially contributed to this decrease led by lower ADR. These decreases were partially offset with increased revenue from the All Other category of operating segments led by the WHS operating segment from the new Workforce Housing Contract originated in February 2025.
●	Generated a net loss of approximately $(6.5) million for the three months ended March 31, 2025 as compared to net income of approximately $20.4 million for the three months ended March 31, 2024, which is primarily attributable to a decrease in revenue, partially attributable to an increase in loss on extinguishment of debt and the change in fair value of warrant liabilities, partially offset by a decrease in service costs driven primarily by lower costs in the Government segment as a result of reduced occupancy led by the contract terminations previously discussed, a decrease in specialty rental costs, a decrease in depreciation of specialty rental assets, a decrease in selling, general and administrative expenses led by a decrease in stock compensation expense, a decrease in interest expense, net driven by a decrease in interest expense from the redemption of the 2025 Senior Secured Notes as well as an increase in interest income earned on cash equivalents, and a decrease in income tax expense led by a decrease in income before income tax.

●	Generated consolidated Adjusted EBITDA of $21.6 million representing a decrease of $32.1 million, or 60% as compared to the same period in 2024, driven primarily by the decrease in revenue, partially offset by an 11% decrease in operating expenses comprised of a decrease in services costs and specialty rental costs.

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

Our proximity to customer activities influences occupancy and demand. We have built, own and operate the largest specialty rental and hospitality services network available to customers operating in the HFS – South region. Our broad network often results in us having communities that are closest to our customers’ job sites, which reduces commute times and costs, and improves the overall safety of our customers’ workforce. Our communities provide customers with cost efficiencies, as they are able to jointly use our communities and related infrastructure (i.e., power, water, sewer and IT) services alongside other customers operating in the same vicinity. Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in our 2024 Form 10-K. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 72% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 28% of revenues were earned through leasing of lodging facilities (21)% and construction fee income (7)% for the three months ended March 31, 2025. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into a multi-year construction and services agreement to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project”) and a North American critical minerals supply chain.  The all-inclusive Workforce Hub is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Americas has commenced site preparation and the Company is actively engaged in the construction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy anticipated by mid-2025 and completion of the Workforce Hub by the end of 2025.  The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. During the construction phase of the contract, the Company recognized revenue as costs were incurred in connection with the Thacker Pass Project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

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

Government

The Government segment includes facilities and operations of the DIPC provided under the previous STFRC Contract, which was terminated effective August 9, 2024, but was reactivated under the DIPC Contract effective March 5, 2025.

Additionally, this segment included the facilities and operations provided under a lease and services agreement known as the PCC Contract with our NP Partner, backed by a U.S. government contract, to provide a suite of comprehensive service offerings in support of their aid efforts. As previously discussed, the PCC Contract was terminated effective February 21, 2025. The related assets associated with the PCC Contract continue to be included in this segment.

All Other

Our other facilities and operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All Other” which represents the facilities and operations of one community in Canada, three communities in North Dakota, the WHS operating segment that includes one community in Winnemucca, Nevada to establish a new regional workforce hub network capacity for lithium and related critical mineral development as well as the Workforce Housing Contract for construction of workforce housing and delivery of comprehensive hospitality and facility services,  and the catering and other services provided to communities and other workforce accommodation facilities for the natural resource development industries not owned by us.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment

As discussed in the Economic Update section, the PCC Contract with the NP Partner was terminated effective February 21, 2025. The PCC Contract generated total revenue of approximately $24.1 million and $53.6 million for the three months ended March 31, 2025 and 2024, respectively. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment.

As discussed in the Economic Update section, the STFRC Contract was terminated effective August 9, 2024.  The STFRC Contract was based on a fixed minimum lease revenue amount and for the three months ended March 31, 2024, contributed approximately $14 million in total consolidated revenue.  The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025.  The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The DIPC Contract generated total revenue of approximately $1.6 million for the three months ended March 31, 2025.

All Other

As discussed in the Economic Update section, the Company originated the Workforce Housing Contract in February 2025, which will be reported within the WHS operating segment in the All Other category of operating segments.  The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $140 million of revenue over its initial term, with approximately $76 million of committed minimum revenue.  The Company anticipates approximately $68 million of committed minimum revenue will be realized in 2025 expected to be largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue.  The Workforce Housing Contract generated approximately $4.8 million of revenue for the three months ended March 31, 2025, all of which is reported as construction fee income associated with construction services provided through March 31, 2025.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Services income	$50,107	$72,398	$(22,291)	(31)%
Specialty rental income	14,995	34,274	(19,279)	(56)%
Construction fee income	4,795	—	4,795	100%
Total revenue	69,897	106,672	(36,775)	(34)%
Costs:
Services	35,768	36,915	(1,147)	(3)%
Specialty rental	2,493	5,908	(3,415)	(58)%
Depreciation of specialty rental assets	13,672	14,781	(1,109)	(8)%
Gross Profit	17,964	49,068	(31,104)	(63)%
Selling, general and administrative	14,805	14,855	(50)	0%
Other depreciation and amortization	3,973	3,885	88	2%
Other expense (income), net	262	(110)	372	(338)%
Operating income (loss)	(1,076)	30,438	(31,514)	(104)%
Loss on extinguishment of debt	2,370	—	2,370	100%
Interest expense, net	4,329	4,587	(258)	(6)%
Change in fair value of warrant liabilities	—	(675)	675	(100)%
Income (loss) before income tax	(7,775)	26,526	(34,301)	(129)%
Income tax expense (benefit)	(1,316)	6,143	(7,459)	(121)%
Net income (loss)	(6,459)	20,383	(26,842)	(132)%
Less: Net income attributable to the noncontrolling interest	2	—	2	100%
Net income (loss) attributable to Target Hospitality Corp. common stockholders	$(6,461)	$20,383	$(26,844)	(132)%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Total Revenue. Total revenue was $69.9 million for the three months ended March 31, 2025 and consisted of $50.1 million of services income, $15.0 million of specialty rental income and $4.8 million of construction fee income. Total revenue for the three months ended March 31, 2024 was $106.7 million, which consisted of $72.4 million of services income, and $34.3 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue was lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed, and partially by lower revenue in HFS-South led by lower ADR.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed.

The decrease in services income and specialty rental income was partially offset by an increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025 in the WHS operating segment within the All Other category of operating segments.

Cost of services. Cost of services was $35.8 million for the three months ended March 31, 2025 as compared to $36.9 million for the three months ended March 31, 2024. The decrease in services costs is primarily due to a decrease in services costs from the Government segment driven by lower occupancy led by the contract terminations previously discussed.  These decreases were partially offset by an increase in costs of approximately $3.1 million in the All Other category of operating segments driven by the construction services activity under the Workforce Housing Contract in the WHS operating segment. Additionally, costs associated with the HFS-South segment increased by approximately $0.9 million driven by an increase in customer activity.

Specialty rental costs. Specialty rental costs were $2.5 million for the three months ended March 31, 2025 as compared to $5.9 million for the three months ended March 31, 2024. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by the contract terminations previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $13.7 million for the three months ended March 31, 2025 as compared to $14.8 million for the three months ended March 31, 2024. The decrease in depreciation expense is primarily attributable to a decrease in depreciation expense associated with HFS-South specialty rental assets for certain site work assets that became fully depreciated during 2024.

Selling, general and administrative. Selling, general and administrative was $14.8 million for the three months ended March 31, 2025 as compared to $14.9 million for the three months ended March 31, 2024. The decrease in selling, general and administrative expense from the prior period as a result of a decrease in stock compensation expense of approximately $1 million led primarily by the liability-based SARs driven by a lower number of SAR awards outstanding during the current period compared to the prior period as approximately 50% of such awards were outstanding during the three months ended March 31, 2024 compared to 0% in the current period as there are no remaining awards outstanding as of March 31, 2025 as these awards vested and were exercised as of December 31, 2024. Additionally, there were also decreases in severance costs of approximately $1 million for certain terminated employees during the three months ended March 31, 2024, amortization of system implementation costs also decreased by approximately $0.4 million from the prior year as such costs became fully amortized in May of 2024 as scheduled, compensation and benefits costs decreased by approximately $0.4 million, marketing and advertising costs as well as insurance costs decreased collectively by approximately $0.3 million.  This was offset by an increase in transaction fees of approximately $2.6 million driven primarily by legal, advisory, and audit fees associated with debt related transaction activity related to the 2025 Senior Secured Notes that were paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the evaluation of the offer from Arrow Holdings S.a.r.l. (“Arrow”), an affiliate of TDR, to acquire all of the outstanding common stock of the Company not owned by Arrow (the “Arrow Proposal”). The remaining change was primarily driven by an increase in professional fees and recruiting.

Other depreciation and amortization. Other depreciation and amortization expense was $4.0 million for the three months ended March 31, 2025 as compared to $3.9 million for the three months ended March 31, 2024. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $0.3 million for the three months ended March 31, 2025 as compared to $(0.1) million for the three months ended March 31, 2024. The increase in other expense was primarily driven by losses on leased assets.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.4 million for the three months ended March 31, 2025 as compared to $0 for the three months ended March 31, 2024. The increase in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025.

Interest expense, net. Interest expense, net was $4.3 million for the three months ended March 31, 2025 as compared to $4.6 million for the three months ended March 31, 2024. The change in interest expense, net was primarily driven by an increase in interest expense on the ABL Facility, partially offset by an increase in interest income earned on cash equivalents and a decrease in interest expense on the 2025 Senior Secured Notes led by the early redemption on March 25, 2025.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $0 for the three months ended March 31, 2025 as compared to $(0.7) million for the three months ended March 31, 2024 as a result of the Private Warrants expiring unexercised on March 15, 2024 as discussed in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Income tax expense (benefit).  Income tax expense (benefit) was $(1.3) million for the three months ended March 31, 2025 as compared to $6.1 million for the three months ended March 31, 2024. The change in income tax expense (benefit) is primarily attributable to the decrease in income before taxes for the three months ended March 31, 2025 led by a decrease in revenue, partially offset by cost decreases previously mentioned.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended March 31, 2025 and 2024 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended March 31,		Amount of Increase	Change Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Government	$25,717	$67,607	$(41,890)	(62)%
HFS - South	36,068	36,934	(866)	(2)%
All Other	8,112	2,131	5,981	281%
Total Revenues	$69,897	$106,672	$(36,775)	(34)%

Adjusted Gross Profit
Government	$19,178	$52,433	$(33,255)	(63)%
HFS - South	11,033	12,842	(1,809)	(14)%
All Other	1,425	(1,426)	2,851	(200)%
Total Adjusted Gross Profit	$31,636	$63,849	$(32,213)	(50)%

Average Daily Rate
HFS - South	$70.07	$74.89	$(4.82)

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

Government

Revenue for the Government segment was $25.7 million for the three months ended March 31, 2025, as compared to $67.6 million for the three months ended March 31, 2024.

Adjusted gross profit for the Government segment was $19.2 million for the three months ended March 31, 2025, as compared to $52.4 million for the three months ended March 31, 2024.

Revenue decreased primarily due to the termination of the PCC Contract and the termination of the STFRC Contract as previously discussed.  Approximately $30 million of the revenue decrease was attributable to the PCC Contract, of which approximately $9.3 million was related to lower variable services revenue from the PCC Contract.  The remaining decrease in revenue of approximately $12 million was attributable to the STFRC Contract termination.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to lower occupancy driven by the contract terminations previously discussed.  Approximately $4.8 million of the decrease in costs were associated with community operations related to the PCC Contract, while approximately $3.9 million of the decrease in costs were associated with community operations related to the STFRC Contract.

HFS – South

Revenue for the HFS – South segment was $36.1 million for the three months ended March 31, 2025, as compared to $36.9 million for the three months ended March 31, 2024.

Adjusted gross profit for the HFS – South segment was $11.0 million for the three months ended March 31, 2025, as compared to $12.8 million for the three months ended March 31, 2024.

The decrease in revenue of approximately $(0.9) million was primarily attributable to a decrease in ADR, partially offset with an increase in customer activity.

The decrease in adjusted gross profit of approximately $(1.8) million was primarily attributable to an increase in operational costs driven by an increase in customer activity, and partially driven by the decrease in revenue noted above.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of March 31, 2025, the ABL Facility had unused available borrowing capacity of $134.1 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth and diversification strategy discussed in Item 1, “Business” of the Company’s 2024 Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

If our cash flows and capital resources are insufficient, we may be forced to reduce or delay additional growth opportunities, future investments and capital expenditures, and seek additional capital. Significant delays in our ability to finance planned growth initiatives or capital expenditures may materially and adversely affect our future revenue prospects.

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

Capital Requirements

During the three months ended March 31, 2025, we incurred approximately $21.2 million in capital expenditures, with approximately $15.5 million driven by capital expenditures in the new WHS operating segment within the All Other category. Maintenance capital expenditures for specialty rental assets amounted to approximately $4 million for the three months ended March 31, 2025. As we pursue growth initiatives, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2025	2024

Net cash provided by operating activities	$3,939	$50,591
Net cash used in investing activities	(17,205)	(8,918)
Net cash used in financing activities	(142,937)	(21,296)
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net increase (decrease) in cash and cash equivalents	$(156,200)	$20,373

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Cash flows provided by operating activities. Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2025 compared to $50.6 million for the three months ended March 31, 2024.

The current period is down by approximately $(46.7) million when compared to 2024 driven by a decrease in cash collections from customers of approximately $56.2 million and a $3.1 million increase in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025. These decreases were partially offset by a net decrease in payments for operating expenses and payroll of approximately $11.8 million driven by a decrease of approximately $1.3 million in cash payments for the vested SAR awards, and by a decrease in operating expenses led by the Government segment. There was also an increase in interest received by approximately $0.7 million (driven by a higher average outstanding cash balance in the current period that generated interest income), and a decrease in cash paid for income taxes of approximately $0.1 million.

Cash flows used in investing activities. Net cash used in investing activities was $17.2 million for the three months ended March 31, 2025 compared to $8.9 million for the three months ended March 31, 2024. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS operating segment within the All Other category related to the $15.5 million acquisition of community assets in January 2025 to support growth of the WHS operating segment.

Cash flows used in financing activities. Net cash used in financing activities was $142.9 million for the three months ended March 31, 2025 compared to $21.3 million for the three months ended March 31, 2024. This increase in net cash used in financing activities was primarily driven by the $181.4 million full redemption of the 2025 Senior Secured Notes on March 25, 2025 and the related payment of 2025 Senior Secured Notes debt extinguishment premium costs of $1.8 million, partially offset by a net draw on the ABL Facility of approximately $40.9 million in the current period and the prior period including approximately $21.2 million for the repurchase of Common Stock as part of the share repurchase program.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of March 31, 2025 consisted of approximately $4.3 million of finance leases. The finance leases pertain to leases entered into during 2017 through March 31, 2025, for commercial-use vehicles with 36 to 48-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the three months ended March 31, 2025, a net amount of $40.9 million was drawn on the ABL Facility resulting in an outstanding balance of $40.9 million and an unused available borrowing capacity of $134.1 million as of March 31, 2025. The maturity date of the ABL Facility is February 1, 2028. Refer to Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

2025 Senior Secured Notes

As of March 31, 2025, none of the 2025 Senior Secured Notes remain outstanding as the remaining balance was paid off on March 25, 2025. Refer to Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2025 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations and obligations will be to primarily fund (i) operating activities and working capital, (ii) maintenance capital expenditures for specialty rental and other property, plant, and equipment assets, (iii) payments due under finance and operating leases, and (iv) debt service interest payments on the ABL Facility. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed.

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of March 31, 2025:

($ in thousands)	Total	Rest of 2025	2026	2027	2028	2029
ABL Facility	$40,900	—	—	—	40,900	—
Operating lease obligations, including imputed interest(1)	11,484	5,892	2,791	1,997	742	62
Total	$52,384	$5,892	$2,791	$1,997	$41,642	$62
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the three months ended March 31, 2025, we had two customers, who accounted for 34% and 11% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customer accounted for 43% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2025.

We had two customers for the three months ended March 31, 2024 that accounted for 50% and 13% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 39% and 8% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2024.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the three months ended March 31, 2025, we had one major supplier representing 20% of goods purchased. For the three months ended March 31, 2024, we had one major supplier that represented 19% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of March 31, 2025 as current portion of operating lease obligations and long-term operating lease obligations.  Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of March 31, 2025.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $2.8 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. Rent expense included in the selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

Revenue Recognition

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment and leased assets and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred legal, advisory fees, and other costs associated with certain transactions during 2024, including costs related to the evaluation of the Arrow Proposal. During 2025, such transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity associated with the 2025 Senior Secured Notes that were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be, for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including non-cash amortization of capitalized system implementation costs, business development related costs, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
($ in thousands)	March 31,
	2025	2024
Gross Profit	$17,964	$49,068
Depreciation of specialty rental assets	13,672	14,781
Adjusted gross profit	$31,636	$63,849

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
($ in thousands)	March 31,
	2025	2024
Net income (loss)	$(6,459)	$20,383
Income tax expense (benefit)	(1,316)	6,143
Interest expense, net	4,329	4,587
Loss on extinguishment of debt	2,370	—
Other depreciation and amortization	3,973	3,885
Depreciation of specialty rental assets	13,672	14,781
EBITDA	16,569	49,779

Adjustments
Other expense (income), net	262	(110)
Transaction expenses	2,830	240
Stock-based compensation	1,716	2,748
Change in fair value of warrant liabilities	—	(675)
Other adjustments	194	1,706
Adjusted EBITDA	$21,571	$53,688

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2025	2024
Net cash provided by operating activities	$3,939	$50,591
Less: Maintenance capital expenditures for specialty rental assets	(3,995)	(3,082)
Discretionary cash flows	$(56)	$47,509

Purchase of specialty rental assets	(16,590)	(8,825)
Purchase of property, plant and equipment	(615)	(135)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	42
Net cash used in investing activities	$(17,205)	$(8,918)

Principal payments on finance and finance lease obligations	(509)	(407)
Principal payments on borrowings from ABL Facility	(34,100)	—
Repayment of 2025 Senior Secured Notes	(181,446)	—
Repurchase of Common Stock	—	(21,160)
Proceeds from borrowings on ABL Facility	75,000	—
Distributions paid to noncontrolling interest	(68)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3
Proceeds from issuance of Common Stock from exercise of options	—	268
Payment of debt extinguishment premium costs	(1,814)	—
Net cash used in financing activities	$(142,937)	$(21,296)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2025, we had $40.9 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.4 million annually, based on our floating-rate debt obligations in effect as of March 31, 2025.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various lawsuits, claims and legal proceedings, the majority of which arise out of the ordinary course of business. The nature of the Company’s business is such that disputes occasionally arise with vendors, including suppliers and subcontractors, and customers over contract specifications and contract interpretations among other things. The company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of exposure. We have insurance policies to cover general liability and workers’ compensation-related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under such pending lawsuits, claims and legal proceedings will not have a material adverse effect on its financial condition or results of operations. Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, and which may cause actual performance to differ materially from historical or projected future performance. For additional information about our risk factors, you should carefully consider the risk factors included in the 2024 Form 10-K, which have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1*	Employment Agreement with Mark Schuck
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
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

Target Hospitality Corp.

Dated: May 19, 2025	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer and Chief Accounting Officer