Form 10-Q
period 2025-06-30
Target Hospitality Corp.
filed 2025-08-07
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 99,778,797 shares of Common Stock, par value $0.0001 per share, outstanding as of August 4, 2025.

Target Hospitality Corp.

FORM 10-Q

June 30, 2025

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,237	$190,668
Accounts receivable, less allowance for credit losses of $546 and $534, respectively	57,435	49,342
Prepaid expenses and other assets	6,375	9,326
Total current assets	83,047	249,336

Specialty rental assets, net	317,375	320,852
Other property, plant and equipment, net	36,889	34,935
Operating lease right-of-use assets, net	7,719	24,935
Goodwill	41,038	41,038
Other intangible assets, net	46,076	52,807
Deferred financing costs revolver, net	1,570	1,871
Total assets	$533,714	$725,774

Liabilities
Current liabilities:
Accounts payable	$21,426	$16,187
Accrued liabilities	17,168	25,782
Deferred revenue and customer deposits	8,508	699
Current portion of operating lease obligations	7,106	8,548
Current portion of finance lease and other financing obligations (Note 7)	2,411	1,860
Current portion of long-term debt, net (Note 7)	—	180,328
Total current liabilities	56,619	233,404

Other liabilities:
Revolving credit facility (Note 7)	24,000	—
Long-term finance lease and other financing obligations	2,343	1,451
Long-term operating lease obligations	1,976	17,459
Deferred revenue and customer deposits	536	536
Deferred tax liability	44,427	49,271
Asset retirement obligations	2,628	2,563
Total liabilities	132,529	304,684

Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 113,075,002 issued and 99,778,072 outstanding as of June 30, 2025 and 112,248,984 issued and 98,952,054 outstanding as of December 31, 2024.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of June 30, 2025 and 13,296,930 shares as of December 31, 2024.	(57,304)	(57,304)
Additional paid-in-capital	150,350	148,780
Accumulated other comprehensive loss	(2,768)	(2,785)
Accumulated earnings	310,988	332,380
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	401,276	421,081
Noncontrolling interest in consolidated subsidiaries	(91)	9
Total stockholders' equity	401,185	421,090
Total liabilities and stockholders' equity	$533,714	$725,774

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Services income	$40,467	$67,491	$90,574	$139,889
Specialty rental income	6,716	33,230	21,711	67,504
Construction fee income	14,423	—	19,218	—
Total revenue	61,606	100,721	131,503	207,393
Costs:
Services	45,561	33,557	81,329	70,472
Specialty rental	2,789	5,489	5,282	11,397
Depreciation of specialty rental assets	13,584	14,805	27,256	29,586
Gross profit	(328)	46,870	17,636	95,938
Selling, general and administrative	12,664	13,457	27,469	28,312
Other depreciation and amortization	4,082	3,908	8,055	7,792
Other expense (income), net	(156)	(46)	106	(156)
Operating income (loss)	(16,918)	29,551	(17,994)	59,990
Loss on extinguishment of debt	—	—	2,370	—
Interest expense, net	937	4,273	5,266	8,861
Change in fair value of warrant liabilities	—	—	—	(675)
Income (loss) before income tax	(17,855)	25,278	(25,630)	51,804
Income tax expense (benefit)	(2,937)	6,892	(4,253)	13,035
Net income (loss)	(14,918)	18,386	(21,377)	38,769
Less: Net income attributable to the noncontrolling interest	13	—	15	—
Net income (loss) attributable to Target Hospitality Corp. common stockholders	(14,931)	18,386	(21,392)	38,769

Other comprehensive income (loss)
Foreign currency translation	21	(20)	17	(40)
Comprehensive income (loss)	$(14,897)	$18,366	$(21,360)	$38,729

Weighted average number shares outstanding - basic	99,396,381	100,261,964	99,254,946	100,459,835
Weighted average number shares outstanding - diluted	99,396,381	101,253,180	99,254,946	101,913,814

Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - basic	$(0.15)	$0.18	$(0.22)	$0.39
Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - diluted	$(0.15)	$0.18	$(0.22)	$0.38

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2025 and 2024

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307	$—	$377,307
Net income	—	—	—	—	—	—	20,383	20,383	—	20,383
Stock-based compensation, net	658,659	—	—	—	1,579	—	—	1,579	—	1,579
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,615)	—	—	(2,615)	—	(2,615)
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3	—	3
Issuance of Common Stock from exercise of stock options	59,524	—	—	—	268	—	—	268	—	268
Repurchase of Common Stock as part of share repurchase program	(2,274,440)	—	2,274,440	(21,371)	—	—	—	(21,371)	—	(21,371)
Balances at March 31, 2024	100,105,423	$10	11,705,105	$(44,930)	$141,614	$(2,658)	$281,498	$375,534	$—	$375,534

Net income	—	—	—	—	—	—	18,386	18,386	—	18,386
Stock-based compensation, net	44,329	—	—	—	1,612	—	—	1,612	—	1,612
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of Common Stock from exercise of stock options	280,929	—	—	—	1,546	—	—	1,546	—	1,546
Repurchase of Common Stock as part of share repurchase program	—	—	—	108	—	—	—	108	—	108
Balances at June 30, 2024	100,430,681	$10	11,705,105	$(44,822)	$144,772	$(2,678)	$299,884	$397,166	$—	$397,166

Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090
Net loss	—	—	—	—	—	—	(6,461)	(6,461)	2	(6,459)
Stock-based compensation, net	412,662	—	—	—	1,672	—	—	1,672	—	1,672
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(973)	—	—	(973)	—	(973)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	—	(58)	(58)
Balances at March 31. 2025	99,364,716	$10	13,296,930	$(57,304)	$149,479	$(2,789)	$325,919	$415,315	$(47)	$415,268

Net loss	—	—	—	—	—	—	(14,931)	(14,931)	13	(14,918)
Stock-based compensation, net	413,356	—	—	—	2,134	—	—	2,134	—	2,134
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,263)	—	—	(1,263)	—	(1,263)
Cumulative translation adjustment	—	—	—	—	—	21	—	21	—	21
Distributions	—	—	—	—	—	—	—	—	(57)	(57)
Balances at June 30, 2025	99,778,072	$10	13,296,930	$(57,304)	$150,350	$(2,768)	$310,988	$401,276	$(91)	$401,185

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(21,377)	$38,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,580	30,648
Amortization of intangible assets	6,731	6,730
Noncash operating lease expense	4,492	5,386
Accretion of asset retirement obligation	65	77
Amortization of deferred financing costs	424	540
Amortization of original issue discount	440	846
Change in fair value of warrant liabilities	—	(675)
Loss on extinguishment of debt	2,370	—
Stock-based compensation expense	3,806	4,083
Loss on disposal of specialty rental assets and other property, plant and equipment	27	23
Deferred income taxes	(4,844)	1,099
Provision for credit losses on receivables, net of recoveries	37	55
Changes in operating assets and liabilities
Accounts receivable	(8,200)	18,790
Prepaid expenses and other assets	2,957	3,675
Accounts payable and other accrued liabilities	(4,095)	(13,458)
Deferred revenue and customer deposits	7,809	(2,213)
Operating lease obligation	(4,201)	(5,301)
Other non-current assets and liabilities	(20)	622
Net cash provided by operating activities	15,001	89,696
Cash flows from investing activities:
Purchase of specialty rental assets	(24,261)	(15,918)
Purchase of property, plant, and equipment	(650)	(261)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	42
Net cash used in investing activities	(24,911)	(16,137)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,184)	(824)
Principal payments on borrowings from ABL Facility	(51,000)	—
Repayment of 2025 Senior Secured Notes	(181,446)	—
Repurchase of Common Stock	—	(21,137)
Proceeds from borrowings on ABL Facility	75,000	—
Distributions paid to noncontrolling interest	(126)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3
Proceeds from issuance of Common Stock from exercise of options	—	1,386
Payment of debt extinguishment premium costs	(1,814)	—
Taxes paid related to net share settlement of equity awards	(973)	(2,615)
Net cash used in financing activities	(161,543)	(23,187)

Effect of exchange rate changes on cash and cash equivalents	22	(5)

Net increase (decrease) in cash and cash equivalents	(171,431)	50,367
Cash and cash equivalents - beginning of period	190,668	103,929
Cash and cash equivalents - end of period	$19,237	$154,296

Supplemental Cash Flow Information:
Decrease in accrued distributions to noncontrolling interest	$11	$—
Decrease in accrued capital expenditures	$461	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$—	$(1,109)
Non-cash change in accrued excise tax on repurchase of Common Stock	$—	$(126)
Non-cash change in finance lease terminations	$110	$—
Non-cash change in finance lease obligations	$(2,738)	$(1,054)
Non-cash change in accrued proceeds from the issuance of Common Stock from the exercise of options	$—	$428
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(1,263)	$—

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2025 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of June 30, 2025, and results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated balance sheet of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

2. Revenue

Total revenue recognized under ASC 606 was approximately $109.8 million and $139.9 million for the six months ended June 30, 2025 and 2024, respectively, while specialty rental income was approximately $21.7 million and $67.5 million subject to the guidance of ASC 842 for the six months ended June 30, 2025 and 2024, respectively. Total revenue recognized under contracts recognized under ASC 606 was approximately $54.9 million and $67.5 million for the three months ended June 30, 2025 and 2024, respectively, while specialty rental income was approximately $6.7 million and $33.2 million subject to the guidance of ASC 842 for the three months ended June 30, 2025 and 2024, respectively.

The following table disaggregates our services and construction fee income by our three reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, Workforce Hospitality Solutions (“WHS”), and All Other for the dates indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
HFS – South
Services income	$34,442	$36,606	$68,683	$72,319
Total HFS – South revenues	34,442	36,606	68,683	72,319

Government
Services income	$2,495	$28,255	$15,044	$62,808
Total Government revenues	2,495	28,255	15,044	62,808

WHS
Services income	$619	$—	$1,028	$—
Construction fee income	14,423	—	19,218	—
Total WHS revenues	15,042	—	20,246	—

All Other
Services income	$2,911	$2,630	$5,819	$4,762
Total All Other revenues	2,911	2,630	5,819	4,762

Total revenues	$54,890	$67,491	$109,792	$139,889

During the year ended December 31, 2024, the contract with CoreCivic related to our South Texas Family Residential Center (the “STFRC Contract”) in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the three and six months ended June 30, 2024, contributed approximately $15.5 million and $29.5 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under a contract (the “DIPC Contract”) relating to the Dilley Immigration Processing Center (“DIPC”) effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term.  The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC will be capable of supporting up to 2,400 individuals and provide an open and safe environment to appropriately care for the community population. The consistency of the community layout will require no capital investment, allowing for seamless community reactivation. The Company will provide facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period may be accelerated at the request of the government, and if accelerated, would result in higher fixed minimum revenue amounts during the ramp up period up to the maximum fixed minimum revenue amount.  The maximum fixed minimum revenue amount is based on utilization of 2,400 beds. The DIPC Contract is supported by an amended intergovernmental services agreement (“IGSA”) between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement (“ICE”). As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

In February 2025, the Company received notice that the U.S. government terminated the contract relating to the Company’s Pecos Children’s Center (the “PCC Contract”) with the Company’s nonprofit partner (“NP Partner”), effective immediately on February 21, 2025 (“PCC Termination Effective Date”), and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date. The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. The PCC Contract generated total revenue of approximately $24.1 million and $98.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company retains ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities. The Company is actively engaged in re-marketing these assets.

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

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent advance payments for rental of assets that is being recognized over the related contract period, a security deposit, advanced payments for community builds that was being recognized over the related contract period, and billings in excess of cost. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Six Months Ended
	June 30,
	2025	2024
Balances at Beginning of the Period	$1,235	$5,469
Additions to deferred revenue	690	—
Revenue recognized	(213)	(2,213)
Increase in billings in excess of cost	7,332	—
Balances at End of the Period	$9,044	$3,256

As of June 30, 2025, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2025	2026	2027	2028	2029	Total
Revenue expected to be recognized as of June 30, 2025	$76,814	$26,183	$20,171	15,461	15,426	$154,055

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2025	2024
Specialty rental assets	$796,260	$773,858
Construction-in-process	10,448	8,476
Less: accumulated depreciation	(489,333)	(461,482)
Specialty rental assets, net	$317,375	$320,852

Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the six months ended June 30, 2025, there was a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.6 million with no net impact to specialty rental assets, net.

In January 2025, the Company purchased a group of assets consisting of land, and specialty rental assets (building, modular units, site work, and furniture & fixtures) for approximately $15.5 million, of which, approximately $14.9 million is included within this asset group, to support growth of the WHS segment discussed in Note 16, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2025	2024
Land	$31,184	$30,606
Buildings and leasehold improvements	908	908
Machinery and office equipment	2,298	2,206
Other[1]	13,202	10,862
	47,592	44,582
Less: accumulated depreciation	(10,703)	(9,647)
Total other property, plant and equipment, net	$36,889	$34,935
(1)	The Other category includes finance lease right-of-use assets pertaining to commercial-use vehicles at a gross cost of approximately $10.9 million as of June 30, 2025.

For the six months ended June 30, 2025 and 2024, depreciation expense related to other property, plant and equipment was $1.3 million and $1.1 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2025 and 2024, depreciation expense related to other property, plant and equipment was $0.7 million and $0.5 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). During the six months ended June 30, 2025, the Company also retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $0.3 million and a gross cost of $0.4 million, which   resulted in a net loss on the disposal of leased assets of approximately $0.1 million and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income (loss) for the six months ended June 30, 2025.

In January 2025, the Company purchased a group of assets consisting of land, and specialty rental assets (building, modular units, site work, and furniture & fixtures) for approximately $15.5 million, of which, approximately $0.6 million is included within this asset group related to the land portion of the acquisition, to support growth of the WHS segment discussed in Note 16, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The

Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, and specialty rental assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2024	$41,038
Changes in Goodwill	—
Balance at December 31, 2024	41,038
Changes in Goodwill	—
Balance at June 30, 2025	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.5	$133,105	$(103,607)	$29,498
Non-compete agreement	2.6	349	(171)	178
Total		133,454	(103,778)	29,676
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(103,778)	$46,076

	December 31, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.9	$133,105	$(96,911)	$36,194
Non-compete agreement	3.1	349	(136)	213
Total		133,454	(97,047)	36,407
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(97,047)	$52,807

For the six months ended June 30, 2025 and 2024, amortization expense related to intangible assets was $6.7 million and $6.7 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2025 and 2024, amortization expense related to intangible assets was $3.4 million and $3.4 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of June 30, 2025 for each of the next five years and thereafter is as follows:

Rest of 2025	$6,744
2026	12,879
2027	8,270
2028	778
2029	525
Thereafter	480
Total	$29,676

6. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2025	2024
Employee accrued compensation expense	$7,358	$7,732
Other accrued liabilities	9,591	12,139
Accrued interest on debt	219	5,911
Total accrued liabilities	$17,168	$25,782

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, and other accrued operating expenses.

7. Debt

2025 Senior Secured Notes

On November 1, 2023 (the “Notes Settlement Date”), approximately $181.4 million of Arrow Bidco’s 9.50% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”) were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of its 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”) pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). Following the Notes Settlement Date, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023, resulting in an outstanding balance of $0. As such, none of the 2024 Senior Secured Notes remain outstanding. The 2025 Senior Secured Notes were scheduled to mature on June 15, 2025. Interest on the 2025 Senior Secured Notes accrued at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, and began March 15, 2024. On March 10, 2025, the Company issued a notice of redemption (the “Redemption”) to redeem all $181.4 million in aggregate principal amount of its 2025 Senior Secured Notes on March 25, 2025 (the “Redemption Date”). The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date. As of March 25, 2025, the 2025 Senior Secured Notes were redeemed, paid in full and are no longer outstanding. The premium cost associated with the Redemption amounted to approximately $1.8 million and was recognized as a component of loss on extinguishment of debt for the six months ended June 30, 2025, in the accompanying consolidated statement of comprehensive loss. Additionally, the premium cost was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the six months ended June 30, 2025.

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of approximately $2.7 million and the discount was being amortized over the original term of the 2025 Senior Secured Notes using the effective interest method. The unamortized original issue discount balance of approximately $0.4 million was recognized as a component of loss on extinguishment of debt for the six months ended June 30, 2025 in the accompanying consolidated statement of comprehensive loss in connection with the Redemption of the 2025 Senior Secured Notes.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of June 30, 2025 consisted of approximately $4.7 million of finance leases. The finance leases pertain to leases entered into during 2022 through June 30, 2025, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended from time to time, the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the six months ended June 30, 2025, a net amount of $24 million was drawn on the ABL Facility resulting in an outstanding balance of $24 million as of June 30, 2025.

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

The Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:

●	85% of the net book value of the Borrowers’ eligible accounts receivables, plus
●	the lesser of (i) 95% of the net book value of the Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value (as defined in the ABL Facility), of the Borrowers’ eligible rental equipment, minus
●	customary reserves

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	June 30,	December 31,
	2025	2024
Finance lease and other financing obligations	$4,754	$3,311
ABL Facility	24,000	—
10.75% Senior Secured Notes due 2025, face amount	—	181,446
Less: unamortized original issue discount	—	(873)
Less: unamortized term loan deferred financing costs	—	(245)
Total debt, net	28,754	183,639
Less: current maturities	(2,411)	(182,188)
Total long-term debt	$26,343	$1,451

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following, including the components of interest expense, net on the 2025 Senior Secured Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Interest incurred on finance lease and other financing obligations	$125	$75	$218	$141
Interest expense incurred on ABL Facility and 2025 Senior Secured Notes	871	5,042	6,286	10,085
Amortization of deferred financing costs on ABL Facility and 2025 Senior Secured Notes	151	272	424	540
Amortization of original issue discount on 2025 Senior Secured Notes	—	430	440	846
Interest income	(210)	(1,546)	(2,102)	(2,751)
Interest expense, net	$937	$4,273	$5,266	$8,861

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheet as of December 31, 2024. Accumulated amortization expense related to the deferred financing costs was approximately $14.0 million as of December 31, 2024. Accumulated amortization of the original issue discount was approximately $4.8 million as of December 31, 2024. The redemption of the 2025 Senior Secured Notes on March 25, 2025 was accounted for as an extinguishment of debt and consequently, all of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt within the accompanying consolidated statement of comprehensive loss for the six months ended June 30, 2025. The loss on extinguishment of debt amounted to approximately $2.4 million consisting of the premium cost of approximately $1.8 million previously discussed, with the remaining portion related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the six months ended June 30, 2025.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $6.2 million and $5.9 million as June 30, 2025 and December 31, 2024, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2025 and 2024, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of June 30, 2025, consists of the following:

Rest of 2025	$1,182
2026	1,840
2027	1,414
2028	24,318
Total	$28,754

8. Warrant Liabilities

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from PEAC an aggregate of 5,333,334 warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement (the “Private Warrants”) that occurred simultaneously with the completion of its initial public offering. Each Private Warrant entitled the holder to purchase one share of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from the Public Offering and was held in the Trust Account until the formation of the Company on March 15, 2019. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the formation of the Company on March 15, 2019, and they may be exercised on a cashless basis and are non-redeemable so long as they are held by the initial purchasers of the Private Warrants or their permitted transferees.

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). For the six months ended June 30, 2024, the change in the estimated fair value of the Private Warrants resulted in a gain of approximately $(0.7) million. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

9. Income Taxes

Income tax expense (benefit) was approximately $(4.3) million and $13.0 million for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, income tax expense (benefit) was approximately $(2.9) million and $6.9 million, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024, was 16.4% and 27.3%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024, was 16.6% and 25.2%, respectively. The fluctuation in the tax rate for the six months ended June 30, 2025 and 2024, respectively, results primarily from the relationship of income (loss) before income tax for the three and six months ended June 30, 2025 and 2024, respectively.

The effective tax rates for the three and six months ended June 30, 2025 and 2024, respectively, differs from the US federal statutory rate of 21% primarily due to the nonrecognition of tax benefits for loss jurisdictions, nondeductible meals and entertainment expenses, the impact of state tax expense based on gross receipts, and a compensation deduction limitation.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to limitations on deductions for interest expense and accelerated tax deductions for qualified property. The Company is still in the process of evaluating the impact of the OBBB to our consolidated financial statements, but we do not expect any material income tax rate impact at this time.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	June 30, 2025		December 31, 2024
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 7) - Level 2	$(24,000)	$(24,000)	$—	$—
Senior Secured Notes (See Note 7) - Level 1	$—	$—	$(180,328)	$(185,075)

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

12. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three and six months ended June 30, 2025 and net income was recorded for the three and six months ended June 30, 2024. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income (loss) attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - basic	$(14,931)	$18,386	$(21,392)	$38,769
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - diluted	$(14,931)	$18,386	$(21,392)	$38,769

Denominator
Weighted average shares outstanding - basic	99,396,381	100,261,964	99,254,946	100,459,835
Dilutive effect of outstanding securities:
PSUs	—	489,018	—	464,219
SARs	—	38,184	—	186,138
Stock Options	—	191,887	—	222,076
RSUs	—	272,127	—	581,546
Weighted average shares outstanding - diluted	99,396,381	101,253,180	99,254,946	101,913,814

Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders- basic	$(0.15)	$0.18	$(0.22)	$0.39
Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders - diluted	$(0.15)	$0.18	$(0.22)	$0.38

As discussed in Note 14, stock-based compensation awards were outstanding for the three and six months ended June 30, 2025 and 2024. These stock-based compensation awards were included in the computation of diluted EPS for the three and six months ended June 30, 2024 because their effect is dilutive as noted in the above table. These stock-based compensation awards were excluded from the computation of diluted LPS for the three and six months ended June 30, 2025 because their effect would have been anti-dilutive as a net loss was recorded for the three and six months ended June 30, 2025.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

13. Stockholders’ Equity

Common Stock

As of June 30, 2025 and December 31, 2024, Target Hospitality had 113,075,002 and 112,248,984 shares of Common Stock issued with 99,778,072 and 98,952,054 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2025, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of June 30, 2025, the Company had no Public Warrants issued and outstanding, as they expired on March 15, 2024 in accordance with their terms.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the year ended December 31, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet as of December 31, 2024, in an amount of approximately $0.2 million, all of which was paid during the six months ended June 30, 2025.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the three and six months ended June 30, 2025.  As of June 30, 2025, 13,296,930 shares of Common Stock for an aggregate price of approximately $57.3 million were held in treasury stock (at cost). As of June 30, 2025, the stock repurchase program had a remaining capacity of approximately $66.6 million.

14. Stock-Based Compensation

On February 27, 2025, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company adopted (i) a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement”) with respect to the granting of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (as amended by the First Amendment to the Target Hospitality Corp. 2019 Incentive Award Plan, the “Plan”) and (ii) an amendment to the Plan (the “Plan Amendment”) that would increase the number of shares of the Company’s Common Stock authorized for issuance under the Plan, each of which were approved by the Board on February 27, 2025. Settlement upon vesting of the awards in the form of Common Stock was contingent on stockholder approval of the Plan Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards would have settled in cash upon vesting. As noted below, the Plan Amendment was approved by the Company’s stockholders on May 22, 2025. The new RSU Agreement and PSU Agreements will be used for all awards to executive officers made on or after February 27, 2025.

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

On May 22, 2025, the Company’s stockholders approved the Plan Amendment to increase the number of shares of Common Stock of the Company authorized for issuance under the Plan by 5,000,000. As a result of this, the Company reclassified all of the outstanding liability-based PSUs from other non-current liabilities to additional paid-in capital based on the change in the ability to settle these awards in shares upon vesting as a result of the additional shares added to the Plan.  The reclassified amount of these awards at the date of this change was approximately $0.1 million and is included in the accompanying unaudited consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025.

Restricted Stock Units

On February 27, 2025, the Compensation Committee awarded an aggregate of 642,862 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

On May 22, 2025, the Compensation Committee awarded an aggregate of 85,194 time-based RSUs to certain of the Company’s non-employee directors, which vest in full on the first anniversary of the grant date or, if earlier, the date of the first annual meeting of the stockholders of the Company following the grant date.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	985,077	$7.60
Granted	728,056	5.88
Vested	(404,814)	7.00
Balance at June 30, 2025	1,308,319	$6.83

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the six months ended June 30, 2025 and 2024, was approximately $2.1 million and $2.0 million, respectively, with an associated tax benefit of approximately $0.5 million and $0.5 million, respectively. For the three months ended June 30, 2025 and 2024, stock-based compensation expense for these RSUs was approximately $1.1 million and $0.9 million, respectively, with an associated tax benefit of $0.3 million and $0.2 million, respectively. At June 30, 2025, unrecognized compensation expense related to RSUs totaled approximately $8.2 million and is expected to be recognized over a remaining term of approximately 2.59 years.

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

On February 27, 2025, the Compensation Committee, and the Board, in the case of James B. Archer, the Company’s President and Chief Executive Officer, approved agreements granting PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers under and pursuant to the Plan. Settlement upon vesting of the awards in the form of Common Stock was contingent on stockholder approval of the Plan Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards will settle in cash upon vesting. As noted above, the Plan Amendment was approved by the Company’s stockholders on May 22, 2025. Each PSU represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on June 30, 2028. The number of PSUs that vest is determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2028 (the “Performance Period”). The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $20.00 per share and the highest of which is $30.00 per share. If all Performance Goals (as defined in the applicable award agreements) are met during the Performance Period, Mr. Archer will be entitled to receive a maximum of 2,000,000 PSUs and Mr. Vlacich will be entitled to receive a maximum of 600,000 PSUs. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 38.39%, the term was 3.34 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.02%, which resulted in a calculated fair value of approximately $0.34 per PSU as of the grant date. Under the authoritative guidance for stock-based compensation, a portion of these PSUs outstanding prior to May 22, 2025, the date stockholders approved the Plan Amendment, were considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting.  The number of awards that were considered liability-based awards through May 22, 2025, the date stockholders approved the Plan Amendment, amounted to 2,494,120. As of May 22, 2025, these PSUs were valued using a Monte Carlo simulation with the following assumptions: the expected volatility was approximately 38.83%, the term was 3.11 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.96%, which resulted in a calculated fair value of approximately $0.72 per PSU as of May 22, 2025. As noted above, all such liability-based PSUs were reclassified, as of the Plan Amendment date of May 22, 2025, to additional paid-in-capital, a component of total stockholders’ equity, and are no longer included in liabilities as of June 30, 2025.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	1,401,407	$6.02
Granted	2,992,858	1.65
Incremental PSUs vested in period[1]	87,207	2.98
Forfeited	(425,000)	4.17
Vested	(786,626)	4.13
Balance at June 30, 2025	3,269,846	$2.64
(1)	Associated with awards that vested during the period at 150% of Target Level.

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the six months ended June 30, 2025 and 2024, was approximately $1.7 million and $1.1 million, respectively, with an associated tax benefit of approximately $0.4 million and $0.3 million, respectively. For the three months ended June 30, 2025 and 2024, stock-based compensation expense for these PSUs was approximately $1.0 million and $0.7 million, respectively, with an associated tax benefit of $0.2 million and $0.2 million, respectively. At June 30, 2025, unrecognized compensation expense related to PSUs totaled approximately $6.0 million and is expected to be recognized over a remaining term of approximately 2.45 years.

Stock Option Awards

During the six months ended June 30, 2025, there were changes in stock options as shown in the following table.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in thousands)
Outstanding Options at December 31, 2024	362,109	$7.38	4.82	$1,018
Vested and expired	(16,882)	4.51	—	—
Outstanding Options at June 30, 2025	345,227	$7.52	4.30	$471

As of June 30, 2025 345,227 stock options were exercisable with a weighted average exercise price of $7.52 per share, an average contractual life of 4.30 years, and a total intrinsic value of approximately $0.5 million.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the six months ended June 30, 2025 and 2024, was $0 and approximately $0.1 million, respectively, with an associated tax benefit of $0 and less than $0.1 million, respectively. For the three months ended June 30, 2025 and 2024, stock-based compensation expense for these stock option awards was $0, with an associated tax benefit of $0. As of June 30, 2025, there was no unrecognized compensation expense related to stock options.

The fair value of each option award at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Weighted average expected stock volatility (range)%	25.94 - 30.90
Expected dividend yield %	0.00
Expected term (years)	6.25
Risk-free interest rate (range)%	0.82 - 2.26
Exercise price (range)	$4.51 - 10.83

The volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility as the Company did not have a sufficient trading history as a stand-alone public company to calculate volatility at the time of estimating the fair value of each option at the grant date. Additionally, due to an insufficient history with respect to stock option activity and post vesting cancellations, the expected term assumption is based on the simplified method permitted under SEC rules, whereby, the simple average of the vesting period for each tranche of award and its contractual term is aggregated to arrive at a weighted average expected term for the award.  The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a dividend on its shares of Common Stock.

Stock-based payments are subject to service based vesting requirements and expense was recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the six months ended June 30, 2025 and 2024.

Stock Appreciation Right Awards

During the six months ended June 30, 2024, as approved by the Compensation Committee, 701,086 of the employee related exercised Stock Appreciation Right Awards (“SARs”) were paid in cash in the amount of $6.2 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price.

There were no SARs outstanding as of June 30, 2025 or December 31, 2024 as all remaining SARs were exercised during the year ended December 31, 2024.

15. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the six months ended June 30, 2025 and 2024, we recognized expense related to matching contributions of $0.6 million and $0.6 million, respectively. For the three months ended June 30, 2025 and 2024, we recognized expense related to matching contributions of $0.2 million and $0.2 million, respectively.

16. Business Segments

The Company has three reportable operating segments as defined below. The aggregate external revenues of these reportable segments exceeded 75% of the Company’s consolidated revenues for all periods presented. The remaining operating segments were combined in the “All Other” category.

The Company is organized primarily on the basis of geographic region and customer industry group and operates in three reportable segments. These reportable segments are also operating segments. Resources are allocated, and performance is assessed by our CEO, whom we have determined to be our CODM.

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

WHS — Segment operations consist primarily of revenue from the construction phase of the contract with Lithium Nevada, LLC (“Lithium Nevada”), supporting a North American critical mineral supply chain.

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

The table below presents information about reported segments for the dates indicated below:

2025

	HFS - South	Government	WHS	All Other		Total
For the Six Months Ended June 30, 2025
Revenue	$72,234	$33,204	$20,245	$5,820	(a)	$131,503
Less: Adjusted Cost of Sales (b)
Labor costs	$20,111	$3,761	$215	$2,370		$26,457
Outside services	249	73	34	—		356
Community operating costs	26,291	9,502	218	2,878		38,889
Costs of construction	4	—	14,777	—		14,781
Repairs and maintenance	2,908	1,600	19	241		4,768
Other costs	1,091	170	26	73		1,360
Adjusted gross profit	$21,580	$18,098	$4,956	$258		$44,892
Depreciation of specialty rental assets	$8,933	$15,835	$743	$1,745		$27,256
Capital expenditures (c)	$4,234	$6,885	$15,760	$19
Total Assets	$171,245	$181,801	$15,009	$25,659		$393,714

For the Three Months Ended June 30, 2025
Revenue	$36,166	$7,487	$15,042	$2,911	(a)	$61,606
Less: Adjusted Cost of Sales (b)
Labor costs	10,332	2,321	133	1,269		14,055
Outside services	166	4	20	—		190
Community operating costs	13,187	5,158	135	1,367		19,847
Costs of construction	4	—	11,033	—		11,037
Repairs and maintenance	1,439	1,005	14	135		2,593
Other costs	491	79	20	38		628
Adjusted gross profit	$10,547	$(1,080)	$3,687	$102		$13,256
Depreciation of specialty rental assets	$4,441	$7,904	$372	$867		$13,584
Capital expenditures (c)	$1,581	$4,287	$113	$1

2024

	HFS - South	Government	WHS	All Other		Total
For the Six Months Ended June 30, 2024
Revenue	$75,165	$127,466	$—	$4,762	(a)	$207,393
Less: Adjusted Cost of Sales (b)
Labor costs	$19,911	$7,662	$—	$2,489		$30,062
Outside services	141	56	—	1		198
Community operating costs	25,605	15,520	—	2,794		43,919
Repairs and maintenance	2,595	1,921	—	376		4,892
Other costs	1,007	1,030	—	761		2,798
Adjusted gross profit	$25,906	$101,277	$—	$(1,659)		$125,524
Depreciation of specialty rental assets	$11,546	$16,234	$—	$1,806		$29,586
Capital expenditures (c)	$8,467	$9,313	$—	$94
Total Assets (as of December 31, 2024)	$176,907	$190,751	$—	$27,389		$395,047

For the Three Months Ended June 30, 2024
Revenue	$38,232	$59,860	$—	$2,629	(a)	$100,721
Less: Adjusted Cost of Sales (b)
Labor costs	10,356	3,162	—	1,401		14,919
Outside services	77	42	—	—		119
Community operating costs	13,138	6,787	—	1,305		21,230
Repairs and maintenance	1,122	919	—	122		2,163
Other costs	474	106	—	35		615
Adjusted Gross Profit	$13,065	$48,844	$—	$(234)		$61,675
Depreciation of specialty rental assets	$5,845	$8,058	$—	$902		$14,805
Capital expenditures (c)	$5,691	$2,745	$—	$86
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs. Other costs includes transportation and travel expenses, including the cost of relocating community assets.
(c)	The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in segment information. Such unallocated corporate capital expenditure amounts for the six months ended June 30, 2025 and 2024 were approximately $0.3 million and $0.5 million, respectively. Such unallocated corporate capital expenditure amounts for the three months ended June 30, 2025 and 2024 were less than $0.1 million and approximately $0.1 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Total reportable segment adjusted gross profit	$13,154	$61,909	$44,634	$127,183
Other adjusted gross profit	102	(234)	258	(1,659)
Depreciation and amortization	(17,666)	(18,713)	(35,311)	(37,378)
Selling, general, and administrative expenses	(12,664)	(13,457)	(27,469)	(28,312)
Other income (expense), net	156	46	(106)	156
Loss on extinguishment of debt	—	—	(2,370)	—
Interest expense, net	(937)	(4,273)	(5,266)	(8,861)
Change in fair value of warrant liabilities	—	—	—	675
Consolidated income (loss) before income taxes	$(17,855)	$25,278	$(25,630)	$51,804

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2025	December 31, 2024
Total reportable segment assets	$368,055	$367,658
Other assets	27,247	29,167
Other unallocated amounts	138,412	328,949
Total Assets	$533,714	$725,774

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2025	December 31, 2024
Total current assets	$83,047	$249,336
Other intangible assets, net	46,076	52,807
Operating lease right-of-use assets, net	7,719	24,935
Deferred financing costs revolver, net	1,570	1,871
Total other unallocated amounts of assets	$138,412	$328,949

17. Subsequent Events

On August 1, 2025, the Company entered into an agreement with its previous non-profit partner related to the close-out and settlement of the PCC Contract. The agreement provides the Company with reimbursement for certain costs incurred following the termination of the PCC Contract and will result in a payment to the Company of approximately $11.8 million.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of June 30, 2025, our network included 27 communities, to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

In February 2025, the Company entered into a multi-year construction and services agreement (“Workforce Housing Contract”) to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project” or the “Project”) and a North American critical minerals supply chain.  The all-inclusive workforce housing community, located in Winnemucca, Nevada (“Workforce Hub”) is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Nevada has commenced site preparation, and the Company is actively engaged in the construction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy anticipated by late-2025 and completion of the Workforce Hub by the end of 2025. The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $153.5 million of revenue over its initial term, with approximately $89.5 million of committed minimum revenue.  The Company anticipates that revenue realized in 2025 on the Workforce Housing Contract will be largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. This contract activity is reported within the newly formed WHS segment.

In February 2025, the Company received notice that the U.S. government terminated the PCC Contract with the Company’s NP Partner, effective immediately on February 21, 2025, and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date.  The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals.  The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. The PCC Contract generated total revenue of approximately $24.1 million and $98.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company retains ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities.  The Company is actively engaged in re-marketing these assets.

During the year ended December 31, 2024, the STFRC Contract in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the three and six months ended June 30, 2024, contributed approximately $15.5 million and $29.5 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective

March 5, 2025, which is a lease and services agreement with an anticipated five-year term. The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC will be capable of supporting up to 2,400 individuals and provide an open and safe environment to appropriately care for the community population.  The consistency of the community layout will require no capital investment, allowing for seamless community reactivation.  The Company will provide facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period may be accelerated at the request of the government, and if accelerated, would result in higher fixed minimum revenue amounts during the ramp up period up to the maximum fixed minimum revenue amount.  The maximum fixed minimum revenue amount is based on utilization of 2,400 beds.  The DIPC Contract is supported by an amended IGSA between the city of Dilley, Texas and ICE. As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

On March 10, 2025, the Company issued a notice of redemption to redeem all $181.4 million in aggregate principal amount of its 2025 Senior Secured Notes discussed in Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q on March 25, 2025.  The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date. As of March 25, 2025, the 2025 Senior Secured Notes were paid in full and are no longer outstanding, which is expected to generate an annual interest expense savings of approximately $19.5 million.

The Company generated cash flows from operations for the six months ended June 30, 2025 of approximately $15.0 million compared to approximately $89.7 million for the six months ended June 30, 2024, representing a decrease in cash flows from operations of approximately $(74.7) million or (83)% led by a decrease in cash collections, and partially by a $4.5 million increase in cash paid for interest driven by early payoff of the 2025 Senior Secured Notes on March 25, 2025, and decrease in interest income, partially offset by a $14.4 million decrease in cash paid for income taxes, and a decrease in operating expenses and payroll.

For the three months ended June 30, 2025, other key drivers of financial performance included:

●	Decreased revenue of $39.1 million, or 39% compared to the same period in 2024, driven by lower revenue generated from the Government segment led by the termination of the PCC Contract (terminated as of February 21, 2025) as well as the termination of the STFRC Contract on August 9, 2024 (the assets associated with the STFRC Contract were reactivated on March 5, 2025 under the DIPC Contract). Additionally, lower revenue generated by HFS-South partially contributed to this decrease led by lower ADR. These decreases were partially offset with increased revenue from the WHS segment led by the new Workforce Housing Contract originated in February 2025, as well as reactivation of the assets associated with the STFRC Contract under the DIPC Contract.
●	Generated a net loss of approximately $(14.9) million for the three months ended June 30, 2025 as compared to net income of approximately $18.4 million for the three months ended June 30, 2024, which is primarily attributable to a decrease in revenue, partially attributable to an increase in service costs in the WHS segment led by construction services activity under the Workforce Housing Contract, partially offset by a decrease in specialty rental costs driven primarily by lower costs in the Government segment as a result of reduced occupancy led by the contract terminations previously discussed, a decrease in depreciation of specialty rental assets, a decrease in selling, general and administrative expenses led by a decrease in transaction fees expense, a decrease in interest expense, net led by a decrease in interest expense from the redemption of the 2025 Senior Secured Notes, and a decrease in income tax expense led by a decrease in income before income tax.
●	Generated consolidated Adjusted EBITDA of $3.5 million representing a decrease of $48.7 million, or 93% as compared to the same period in 2024, driven primarily by the decrease in revenue and a 24% increase in operating expenses comprised of an increase in services costs led by construction services activity under the Workforce Housing Contract, partially offset by a decrease in specialty rental costs as noted above.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 69% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 31% of revenues were earned through leasing of lodging facilities (16)% and construction fee income (15)% for the six months ended June 30, 2025. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into a multi-year construction and services agreement to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project”) and a North American critical minerals supply chain.  The all-inclusive Workforce Hub is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Nevada has commenced site preparation and the Company is actively engaged in the construction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy anticipated by late-2025 and completion of the Workforce Hub by the end of 2025.  The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. During the construction phase of the contract, the Company will recognize revenue as costs are incurred in connection with the Thacker Pass Project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

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

Segments

We have identified three reportable business segments: HFS – South, Government and WHS:

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

WHS

The WHS segment includes one community in Winnemucca, Nevada to establish a new regional workforce hub network capacity for lithium and related critical mineral development as well as the Workforce Housing Contract for construction of workforce housing and delivery of comprehensive hospitality and facility services.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment

As discussed in the Economic Update section, the PCC Contract with the NP Partner was terminated effective February 21, 2025. The PCC Contract generated total revenue of approximately $24.1 million and $98.0 million for the six months ended June 30, 2025 and 2024, respectively. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment.

As discussed in the Economic Update section, the STFRC Contract was terminated effective August 9, 2024.  The STFRC Contract was based on a fixed minimum lease revenue amount and for the three and six months ended June 30, 2024, contributed approximately $15.5 million and $29.5 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025. The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The DIPC Contract generated total revenue of approximately $9.1 million for the six months ended June 30, 2025 .

WHS Segment

As discussed in the Economic Update section, the Company originated the Workforce Housing Contract in February 2025. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $153.5 million of revenue over its initial term, with approximately $89.5 million of committed minimum revenue.  The Company anticipates that revenue realized in 2025 on the Workforce Housing Contract will be largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue.  The Workforce Housing Contract generated approximately $19.2 million of revenue for the six months ended June 30, 2025, all of which is reported as construction fee income associated with construction services provided through June 30, 2025.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended June 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Services income	$40,467	$67,491	$(27,024)	(40)%
Specialty rental income	6,716	33,230	(26,514)	(80)%
Construction fee income	14,423	—	14,423	100%
Total revenue	61,606	100,721	(39,115)	(39)%
Costs:
Services	45,561	33,557	12,004	36%
Specialty rental	2,789	5,489	(2,700)	(49)%
Depreciation of specialty rental assets	13,584	14,805	(1,221)	(8)%
Gross Profit	(328)	46,870	(47,198)	(101)%
Selling, general and administrative	12,664	13,457	(793)	(6)%
Other depreciation and amortization	4,082	3,908	174	4%
Other expense (income), net	(156)	(46)	(110)	239%
Operating income (loss)	(16,918)	29,551	(46,469)	(157)%
Interest expense, net	937	4,273	(3,336)	(78)%
Income (loss) before income tax	(17,855)	25,278	(43,133)	(171)%
Income tax expense (benefit)	(2,937)	6,892	(9,829)	(143)%
Net income (loss)	(14,918)	18,386	(33,304)	(181)%
Less: Net income attributable to the noncontrolling interest	13	—	13	100%
Net income (loss) attributable to Target Hospitality Corp. common stockholders	$(14,931)	$18,386	$(33,317)	(181)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Total Revenue. Total revenue was $61.6 million for the three months ended June 30, 2025 and consisted of $40.5 million of services income, $6.7 million of specialty rental income and $14.4 million of construction fee income. Total revenue for the three months ended June 30, 2024 was $100.7 million, which consisted of $67.5 million of services income, and $33.2 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue was lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed, and partially by lower revenue in HFS-South led by lower ADR. This decrease was partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

The decrease in services income and specialty rental income was partially offset by an increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025 in the WHS segment.

Cost of services. Cost of services was $45.6 million for the three months ended June 30, 2025 as compared to $33.6 million for the three months ended June 30, 2024. The increase in services costs is primarily due to an increase in costs of approximately $11.4 million in the WHS segment led by construction costs for the construction services activity under the Workforce Housing Contract. Additionally, costs associated with the HFS-South segment increased by approximately $0.3 million driven by an increase in catering food purchases.

Specialty rental costs. Specialty rental costs were $2.8 million for the three months ended June 30, 2025 as compared to $5.5 million for the three months ended June 30, 2024. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by the contract terminations previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $13.6 million for the three months ended June 30, 2025 as compared to $14.8 million for the three months ended June 30, 2024. The decrease in depreciation expense is primarily attributable to a decrease in depreciation expense associated with HFS-South specialty rental assets for certain site work assets that became fully depreciated during 2024.

Selling, general and administrative. Selling, general and administrative was $12.7 million for the three months ended June 30, 2025 as compared to $13.5 million for the three months ended June 30, 2024. The decrease in selling, general and administrative expense from the prior period was primarily driven by a decrease in transaction fees expense by approximately $1.2 million driven primarily by the prior period including costs associated with the evaluation of the offer from Arrow Holdings S.a.r.l. (“Arrow”), an affiliate of TDR, to acquire all of the outstanding common stock of the Company not owned by Arrow (the “Arrow Proposal”), amortization of system implementation costs also decreased by approximately $0.2 million from the prior year as such costs became fully amortized in 2024 as scheduled, compensation and benefits decreased by approximately $0.2 million, and legal and professional fees decreased by approximately $0.2 million. This was partially offset by an increase of approximately $0.8 million related to stock-compensation expense, an increase of approximately $0.2 million related to audit fees, and an increase of approximately $0.2 million in other corporate expenses.

Other depreciation and amortization. Other depreciation and amortization expense was $4.1 million for the three months ended June 30, 2025 as compared to $3.9 million for the three months ended June 30, 2024. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $(0.2) million for the three months ended June 30, 2025 as compared to $(0.1) million for the three months ended June 30, 2024. The change in other expense (income), net was primarily driven by non-cash gains on leased assets.

Interest expense, net. Interest expense, net was $0.9 million for the three months ended June 30, 2025 as compared to $4.3 million for the three months ended June 30, 2024. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by a decrease in interest income earned on cash equivalents.

Income tax expense (benefit).  Income tax expense (benefit) was $(2.9) million for the three months ended June 30, 2025 as compared to $6.9 million for the three months ended June 30, 2024. The change in income tax expense (benefit) is primarily attributable to the decrease in income before taxes for the three months ended June 30, 2025 led by a decrease in revenue and by cost increases previously mentioned.

Consolidated Results of Operations for the six months ended June 30, 2025 and 2024 ($ in thousands):

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Services income	$90,574	$139,889	$(49,315)	(35)%
Specialty rental income	21,711	67,504	(45,793)	(68)%
Construction fee income	19,218	—	19,218	100%
Total revenue	131,503	207,393	(75,890)	(37)%
Costs:
Services	81,329	70,472	10,857	15%
Specialty rental	5,282	11,397	(6,115)	(54)%
Depreciation of specialty rental assets	27,256	29,586	(2,330)	(8)%
Gross Profit	17,636	95,938	(78,302)	(82)%
Selling, general and administrative	27,469	28,312	(843)	(3)%
Other depreciation and amortization	8,055	7,792	263	3%
Other expense (income), net	106	(156)	262	(168)%
Operating income (loss)	(17,994)	59,990	(77,984)	(130)%
Loss on extinguishment of debt	2,370	—	2,370	100%
Interest expense, net	5,266	8,861	(3,595)	(41)%
Change in fair value of warrant liabilities	—	(675)	675	(100)%
Income (loss) before income tax	(25,630)	51,804	(77,434)	(149)%
Income tax expense (benefit)	(4,253)	13,035	(17,288)	(133)%
Net income (loss)	(21,377)	38,769	(60,146)	(155)%
Less: Net income attributable to the noncontrolling interest	15	—	15	100%
Net income (loss) attributable to Target Hospitality Corp. common stockholders	$(21,392)	$38,769	$(60,161)	(155)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Total Revenue. Total revenue was $131.5 million for the six months ended June 30, 2025 and consisted of $90.6 million of services income, $21.7 million of specialty rental income and $19 million of construction fee income. Total revenue for  the six months ended June 30, 2024 was $207.4 million, which consisted of $139.9 million of services income, and $67.5 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue was lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed, and partially by lower revenue in HFS-South led by lower ADR. This decrease was partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025.

The decrease in services income and specialty rental income was partially offset by an increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025 in the WHS segment.

Cost of services. Cost of services was $81.3 million for the six months ended June 30, 2025 as compared to $70.5 million for the six months ended June 30, 2024. The increase in services costs is primarily due to an increase in costs of approximately $15.3 million in the WHS segment led by construction costs for the construction services activity under the Workforce Housing Contract. Additionally, costs associated with the HFS-South segment increased by approximately $1.2 million driven by an increase in customer activity. These cost increases were partially offset by a decrease in services costs of approximately $4.8 million in the Government segment led by a decrease in occupancy from the contract terminations previously discussed, and a decrease in services costs of approximately $0.9 million in the All Other category of operating segments driven by a community that incurred lodge removal and transportation costs in the prior period that didn’t recur in the current period.

Specialty rental costs. Specialty rental costs were $5.3 million for the six months ended June 30, 2025 as compared to $11.4 million for the six months ended June 30, 2024. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by the contract terminations previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $27.3 million for the six months ended June 30, 2025 as compared to $29.6 million for the six months ended June 30, 2024. The decrease in depreciation expense is primarily attributable to a decrease in depreciation expense associated with HFS-South specialty rental assets for certain site work assets that became fully depreciated during 2024.

Selling, general and administrative. Selling, general and administrative was $27.5 million for the six months ended June 30, 2025 as compared to $28.4 million for the six months ended June 30, 2024. The decrease in selling, general and administrative expense from the prior period was led by decreases in severance costs of approximately $1 million for certain terminated employees during the six months ended June 30, 2024, amortization of system implementation costs also decreased by approximately $0.7 million from the prior year as such costs became fully amortized in 2024 as scheduled, compensation and benefits costs decreased by approximately $0.6 million, stock compensation expenses decreased by approximately $0.3 million led primarily by the liability-based SARs driven by no SAR awards outstanding during the current period compared to the prior period as these awards vested and were exercised as of December 31, 2024, and marketing and advertising costs as well as insurance costs decreased collectively by approximately $0.3 million. This was partially offset by an increase in transaction fees of approximately $1.4 million driven primarily by legal, advisory, and audit fees associated with debt related transaction activity related to the 2025 Senior Secured Notes that were paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal. The remaining change was primarily driven by an increase in recruiting, other corporate expenses, and professional fees.

Other depreciation and amortization. Other depreciation and amortization expense was $8.1 million for the six months ended June 30, 2025 as compared to $7.8 million for the six months ended June 30, 2024. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $0.1 million for the six months ended June 30, 2025 as compared to $(0.2) million for the six months ended June 30, 2024. The increase in other expense was primarily driven by losses on leased assets and other asset disposals.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.4 million for the six months ended June 30, 2025 as compared to $0 for the six months ended June 30, 2024. The increase in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025.

Interest expense, net. Interest expense, net was $5.3 million for the six months ended June 30, 2025 as compared to $8.9 million for the six months ended June 30, 2024. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by an increase in interest expense on the ABL Facility, and a decrease in interest income earned on cash equivalents.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $0 for the six months ended June 30, 2025 as compared to $(0.7) million for the six months ended June 30, 2024 as a result of the Private Warrants expiring unexercised on March 15, 2024 as discussed in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Income tax expense (benefit).  Income tax expense (benefit) was $(4.3) million for the six months ended June 30, 2025 as compared to $13.0 million for the six months ended June 30, 2024. The change in income tax expense (benefit) is primarily attributable to the decrease in income before taxes for the six months ended June 30, 2025 led by a decrease in revenue and by cost increases previously mentioned.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended June 30, 2025 and 2024 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Government	$7,487	$59,860	$(52,373)	(87)%
HFS - South	36,166	38,232	(2,066)	(5)%
WHS	15,042	—	15,042	100%
All Other	2,911	2,629	282	11%
Total Revenues	$61,606	$100,721	$(39,115)	(39)%

Adjusted Gross Profit
Government	$(1,080)	$48,844	$(49,924)	(102)%
HFS - South	10,547	13,065	(2,518)	(19)%
WHS	3,687	—	3,687	100%
All Other	102	(234)	336	(144)%
Total Adjusted Gross Profit	$13,256	$61,675	$(48,419)	(79)%

Average Daily Rate
HFS - South	$69.62	$74.33	$(4.71)

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

Government

Revenue for the Government segment was $7.5 million for the three months ended June 30, 2025, as compared to $59.9 million for the three months ended June 30, 2024.

Adjusted gross profit for the Government segment was $(1.1) million for the three months ended June 30, 2025, as compared to $48.8 million for the three months ended June 30, 2024.

Revenue decreased primarily due to the termination of the PCC Contract and the termination of the STFRC Contract as previously discussed, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $44 million of the revenue decrease was attributable to the PCC Contract termination. The remaining decrease in revenue of approximately $8 million was attributable to the STFRC Contract termination, partially offset by the DIPC Contract mentioned above.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to lower occupancy driven by the contract terminations previously discussed.  Approximately $1.2 million of the decrease in costs were associated with community operations related to the PCC Contract, while approximately $1.3 million of the decrease in costs were associated with community operations related to the STFRC Contract, partially offset by the DIPC Contract mentioned above.

HFS – South

Revenue for the HFS – South segment was $36.2 million for the three months ended June 30, 2025, as compared to $38.2 million for the three months ended June 30, 2024.

Adjusted gross profit for the HFS – South segment was $10.5 million for the three months ended June 30, 2025, as compared to $13.1 million for the three months ended June 30, 2024.

The decrease in revenue of approximately $(2.1) million was primarily attributable to a decrease in ADR.

The decrease in adjusted gross profit of approximately $(2.5) million was primarily attributable to the decrease in revenue noted above, and partially driven by an increase in operational costs led by an increase in catering food purchases.

WHS

Revenue for the WHS segment was $15.0 million for the three months ended June 30, 2025, as compared to $0 for the three months ended June 30, 2024.

Adjusted gross profit for the WHS segment was $3.7 million for the three months ended June 30, 2025, as compared to $0 for the three months ended June 30, 2024.

The increase in revenue of approximately $15.0 million was primarily attributable to the increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025.

The increase in adjusted gross profit of approximately $3.7 million was primarily attributable to the increase in revenue noted above, partially offset by higher costs due to construction activity.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the six months ended June 30, 2025 and 2024 ($ in thousands, except for Average Daily Rate).

	For the Six Months Ended June 30,		Amount of Increase	Percentage Change Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Government	$33,204	$127,466	$(94,262)	(74)%
HFS - South	72,234	75,165	(2,931)	(4)%
WHS	20,245	—	20,245	100%
All Other	5,820	4,762	1,058	22%
Total Revenues	$131,503	$207,393	$(75,890)	(37)%

Adjusted Gross Profit
Government	$18,098	$101,277	$(83,179)	(82)%
HFS - South	21,580	25,906	(4,326)	(17)%
WHS	4,956	—	4,956	(100)%
All Other	258	(1,659)	1,917	(116)%
Total Adjusted Gross Profit	$44,892	$125,524	$(80,632)	(64)%

Average Daily Rate
HFS - South	$69.85	$74.60	$(4.75)

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

Government

Revenue for the Government segment was $33.2 million for the six months ended June 30, 2025, as compared to $127.5 million for the six months ended June 30, 2024.

Adjusted gross profit for the Government segment was $18.1 million for the six months ended June 30, 2025, as compared to $101.3 million for the six months ended June 30, 2024.

Revenue decreased primarily due to the termination of the PCC Contract and the termination of the STFRC Contract as previously discussed, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $73.9 million of the revenue decrease was attributable to the PCC Contract, of which approximately $9.3 million was related to lower variable services revenue from the PCC Contract.  The remaining decrease in revenue of approximately $20.4 million was attributable to the STFRC Contract termination, partially offset by the DIPC Contract mentioned above.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to lower occupancy driven by the contract terminations previously discussed.  Approximately $6.0 million of the decrease in costs were associated with community operations related to the PCC Contract, while approximately $5.1 million of the decrease in costs were associated with community operations related to the STFRC Contract, partially offset by the DIPC Contract mentioned above.

HFS – South

Revenue for the HFS – South segment was $72.2 million for the six months ended June 30, 2025, as compared to $75.2 million for the six months ended June 30, 2024.

Adjusted gross profit for the HFS – South segment was $21.6 million for the six months ended June 30, 2025, as compared to $26.0 million for the six months ended June 30, 2024.

The decrease in revenue of approximately $(2.9) million was primarily attributable to a decrease in ADR, partially offset with an increase in customer activity.

The decrease in adjusted gross profit of approximately $(4.3) million was primarily attributable to the decrease in revenue noted above, and partially by an increase in operational costs driven by an increase in customer activity.

WHS

Revenue for the WHS segment was $20.2 million for the six months ended June 30, 2025, as compared to $0 for the six months ended June 30, 2024.

Adjusted gross profit for the WHS segment was $5.0 million for the six months ended June 30, 2025, as compared to $0 for the six months ended June 30, 2024.

The increase in revenue of approximately $20.2 million was primarily attributable to the increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025.

The increase in adjusted gross profit of approximately $5.0 million was primarily attributable to the increase in revenue noted above, partially offset by higher costs due to construction activity.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of June 30, 2025, the ABL Facility had unused available borrowing capacity of $151 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund debt service requirements, support our growth and diversification strategy discussed in Item 1, “Business” of the Company’s 2024 Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During the six months ended June 30, 2025, we incurred approximately $27.2 million in capital expenditures, with approximately $15.7 million driven by capital expenditures in the new WHS segment, and approximately $2.9 million driven by growth capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $5.7 million for the six months ended June 30, 2025, while approximately $2.7 million was attributable to an increase in finance leases for commercial-use vehicles. As we pursue growth initiatives, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2025	2024

Net cash provided by operating activities	$15,001	$89,696
Net cash used in investing activities	(24,911)	(16,137)
Net cash used in financing activities	(161,543)	(23,187)
Effect of exchange rate changes on cash and cash equivalents	22	(5)
Net increase (decrease) in cash and cash equivalents	$(171,431)	$50,367

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Cash flows provided by operating activities. Net cash provided by operating activities was $15.0 million for the six months ended June 30, 2025 compared to $89.7 million for the six months ended June 30, 2024.

The current period is down by approximately $(74.7) million when compared to 2024 driven by a decrease in cash collections from customers of approximately $93.1 million, a $4.5 million increase in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025, and a decrease in interest received by approximately $0.5 million (driven by a lower average outstanding cash balance in the current period that generated interest income). These decreases were partially offset by a net decrease in payments for operating expenses and payroll of approximately $9.6 million led by a decrease of approximately $6.2 million in cash payments for the vested SAR awards. There was also a decrease in cash paid for income taxes of approximately $14.4 million.

Cash flows used in investing activities. Net cash used in investing activities was $24.9 million for the six months ended June 30, 2025 compared to $16.1 million for the six months ended June 30, 2024. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS segment related to the $15.5 million acquisition of community assets in January 2025 to support growth of the WHS segment, partially offset by lower maintenance capital expenditures in the HFS-South segment, and lower growth capital expenditures in the Government segment.

Cash flows used in financing activities. Net cash used in financing activities was $161.5 million for the six months ended June 30, 2025 compared to $23.2 million for the six months ended June 30, 2024. This increase in net cash used in financing activities was primarily driven by the $181.4 million full redemption of the 2025 Senior Secured Notes on March 25, 2025 and the related payment of 2025 Senior Secured Notes debt extinguishment premium costs of $1.8 million, partially offset by a net draw on the ABL Facility of $24 million in the current period and the prior period including approximately $21.1 million for the repurchase of Common Stock as part of the share repurchase program.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of June 30, 2025 consisted of approximately $4.7 million of finance leases. The finance leases pertain to leases entered into during 2017 through June 30, 2025, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the six months ended June 30, 2025, a net amount of $24 million was drawn on the ABL Facility resulting in an outstanding balance of $24 million and an unused available borrowing capacity of $151 million as of June 30, 2025. The maturity date of the ABL Facility is February 1, 2028. Refer to Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

2025 Senior Secured Notes

As of June 30, 2025, none of the 2025 Senior Secured Notes remain outstanding as the remaining balance was paid off on March 25, 2025. Refer to Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2025 Senior Secured Notes.

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

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of June 30, 2025:

($ in thousands)	Total	Rest of 2025	2026	2027	2028
ABL Facility	$24,000	—	—	—	24,000
Operating lease obligations, including imputed interest(1)	9,623	5,095	3,266	1,259	3
Total	$33,623	$5,095	$3,266	$1,259	$24,003
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the six months ended June 30, 2025, we had three customers, who accounted for 18%, 15% and 12% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customer accounted for 43% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2025.

We had two customers for the six months ended June 30, 2024 that accounted for 47% and 14% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 30% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2024.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the six months ended June 30, 2025, we had one major supplier representing 18% of goods purchased. For the six months ended June 30, 2024, we had one major supplier that represented 20% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of June 30, 2025 as current portion of operating lease obligations and long-term operating lease obligations. Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of June 30, 2025.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $5.8 million and $6.7 million for the six months ended June 30, 2025 and 2024 respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $3.0 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment and leased assets and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred legal, advisory fees, and other costs associated with certain transactions during 2024, including costs related to the evaluation of the Arrow Proposal. During 2025, such transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity associated with the 2025 Senior Secured Notes that were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be, for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including non-cash amortization of capitalized system implementation costs, claim settlements, business development related costs, and certain severance costs.

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

Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows are not measurements of Target Hospitality’s financial performance under GAAP and should not be considered as alternatives to gross profit, net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of Target Hospitality’s liquidity. Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows should not be considered as discretionary cash available to Target Hospitality to reinvest in the growth of our business or as measures of cash that is available to it to meet our obligations. In addition, the measurement of Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows may not be comparable to similarly titled measures of other companies. Target Hospitality’s management believes that Adjusted gross profit, EBITDA, Adjusted EBITDA, and Discretionary cash flows provides useful information to investors about Target Hospitality and its financial condition and results of operations for the following reasons: (i) they are among the measures used by Target Hospitality’s management team to evaluate its operating performance; (ii) they are among the measures used by Target Hospitality’s management team to make day-to-day operating decisions, (iii) they are frequently used by securities analysts, lenders, investors and other interested parties as a common performance measure and to compare results across companies in Target Hospitality’s industry.

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Gross Profit	$(328)	$46,870	$17,636	$95,938
Depreciation of specialty rental assets	13,584	14,805	27,256	29,586
Adjusted gross profit	$13,256	$61,675	$44,892	$125,524

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(14,918)	$18,386	$(21,377)	$38,769
Income tax expense (benefit)	(2,937)	6,892	(4,253)	13,035
Interest expense, net	937	4,273	5,266	8,861
Loss on extinguishment of debt	—	—	2,370	—
Other depreciation and amortization	4,082	3,908	8,055	7,792
Depreciation of specialty rental assets	13,584	14,805	27,256	29,586
EBITDA	748	48,264	17,317	98,043

Adjustments
Other expense (income), net	(156)	(46)	106	(156)
Transaction expenses	702	1,922	3,532	2,162
Stock-based compensation	2,091	1,336	3,806	4,083
Change in fair value of warrant liabilities	—	—	—	(675)
Other adjustments	118	703	311	2,409
Adjusted EBITDA	$3,503	$52,179	$25,072	$105,866

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2025	2024
Net cash provided by operating activities	$15,001	$89,696
Less: Maintenance capital expenditures for specialty rental assets	(5,731)	(9,387)
Discretionary cash flows	$9,270	$80,309

Purchase of specialty rental assets	(24,261)	(15,918)
Purchase of property, plant and equipment	(650)	(261)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	42
Net cash used in investing activities	$(24,911)	$(16,137)

Principal payments on finance and finance lease obligations	(1,184)	(824)
Principal payments on borrowings from ABL Facility	(51,000)	—
Repayment of 2025 Senior Secured Notes	(181,446)	—
Repurchase of Common Stock	—	(21,137)
Proceeds from borrowings on ABL Facility	75,000	—
Distributions paid to noncontrolling interest	(126)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3
Proceeds from issuance of Common Stock from exercise of options	—	1,386
Payment of debt extinguishment premium costs	(1,814)	—
Taxes paid related to net share settlement of equity awards	(973)	(2,615)
Net cash used in financing activities	$(161,543)	$(23,187)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2025, we had $24 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.2 million annually, based on our floating-rate debt obligations in effect as of June 30, 2025.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, the following Section 16 officers of the Company adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K:

On June 12, 2025, Heidi D. Lewis, the Company’s Executive Vice President, General Counsel and Secretary, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Ms. Lewis may sell and aggregate 89,972 shares of Common Stock. The plan will terminate on May 31, 2026.

On June 20, 2025, Troy C. Schrenk, the Company’s Chief Commercial Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Schrenk may sell and aggregate 258,548 shares of Common Stock. The plan will terminate on April 30, 2026.

During the three months ended June 30, 2025, no other director of Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1	Second Amendment to the Target Hospitality Corp. 2019 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement, filed on April 8, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
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

Target Hospitality Corp.

Dated: August 7, 2025	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer and Chief Accounting Officer