Form 10-Q
period 2025-09-30
Target Hospitality Corp.
filed 2025-11-06
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 99,779,532 shares of Common Stock, par value $0.0001 per share, outstanding as of November 3, 2025.

Target Hospitality Corp.

FORM 10-Q

September 30, 2025

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$30,387	$190,668
Accounts receivable, less allowance for credit losses of $702 and $534, respectively	42,734	49,342
Prepaid expenses and other assets	6,323	9,326
Total current assets	79,444	249,336

Specialty rental assets, net	331,694	320,852
Other property, plant and equipment, net	36,324	34,935
Operating lease right-of-use assets, net	8,534	24,935
Goodwill	41,038	41,038
Other intangible assets, net	42,704	52,807
Deferred financing costs revolver, net	1,417	1,871
Total assets	$541,155	$725,774

Liabilities
Current liabilities:
Accounts payable	$45,812	$16,187
Accrued liabilities	17,542	25,782
Deferred revenue and customer deposits	9,434	699
Current portion of operating lease obligations	7,411	8,548
Current portion of finance lease and other financing obligations (Note 7)	2,221	1,860
Current portion of long-term debt, net (Note 7)	—	180,328
Total current liabilities	82,420	233,404

Other liabilities:
Long-term finance lease and other financing obligations	2,016	1,451
Long-term operating lease obligations	1,635	17,459
Deferred revenue and customer deposits	5,534	536
Deferred tax liability	44,643	49,271
Asset retirement obligations	2,661	2,563
Total liabilities	138,909	304,684

Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 113,076,462 issued and 99,779,532 outstanding as of September 30, 2025 and 112,248,984 issued and 98,952,054 outstanding as of December 31, 2024.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of September 30, 2025 and 13,296,930 shares as of December 31, 2024.	(57,304)	(57,304)
Additional paid-in-capital	152,272	148,780
Accumulated other comprehensive loss	(2,794)	(2,785)
Accumulated earnings	310,193	332,380
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	402,377	421,081
Noncontrolling interest in consolidated subsidiaries	(131)	9
Total stockholders' equity	402,246	421,090
Total liabilities and stockholders' equity	$541,155	$725,774

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Services income	$56,010	$65,796	$146,584	$205,685
Specialty rental income	7,784	29,395	29,496	96,899
Construction fee income	35,561	—	54,778	—
Total revenue	99,355	95,191	230,858	302,584
Costs:
Services	64,051	31,262	145,380	101,734
Specialty rental	2,988	4,662	8,270	16,059
Depreciation of specialty rental assets	14,371	14,057	41,627	43,643
Gross profit	17,945	45,210	35,581	141,148
Selling, general and administrative	12,918	13,319	40,387	41,632
Other depreciation and amortization	4,093	3,902	12,148	11,695
Other expense (income), net	865	(2)	970	(158)
Operating income (loss)	69	27,991	(17,924)	87,979
Loss on extinguishment of debt	—	—	2,370	—
Interest expense, net	458	3,813	5,724	12,673
Change in fair value of warrant liabilities	—	—	—	(675)
Income (loss) before income tax	(389)	24,178	(26,018)	75,981
Income tax expense (benefit)	368	4,084	(3,884)	17,118
Net income (loss)	(757)	20,094	(22,134)	58,863
Less: Net income attributable to the noncontrolling interest	38	100	53	100
Net income (loss) attributable to Target Hospitality Corp. common stockholders	(795)	19,994	(22,187)	58,763

Other comprehensive loss
Foreign currency translation	(26)	(12)	(9)	(52)
Comprehensive income (loss)	$(783)	$20,082	$(22,143)	$58,811

Weighted average number shares outstanding - basic	99,778,834	100,438,559	99,431,460	100,452,691
Weighted average number shares outstanding - diluted	99,778,834	101,296,504	99,431,460	101,744,462

Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - basic	$(0.01)	$0.20	$(0.22)	$0.58
Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - diluted	$(0.01)	$0.20	$(0.22)	$0.58

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2025 and 2024

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307	$—	$377,307
Net income	—	—	—	—	—	—	20,383	20,383	—	20,383
Stock-based compensation, net	658,659	—	—	—	1,579	—	—	1,579	—	1,579
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,615)	—	—	(2,615)	—	(2,615)
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3	—	3
Issuance of Common Stock from exercise of stock options	59,524	—	—	—	268	—	—	268	—	268
Repurchase of Common Stock as part of share repurchase program	(2,274,440)	—	2,274,440	(21,371)	—	—	—	(21,371)	—	(21,371)
Balances at March 31, 2024	100,105,423	$10	11,705,105	$(44,930)	$141,614	$(2,658)	$281,498	$375,534	$—	$375,534

Net income	—	—	—	—	—	—	18,386	18,386	—	18,386
Stock-based compensation, net	44,329	—	—	—	1,612	—	—	1,612	—	1,612
Cumulative translation adjustment	—	—	—	—	—	(20)	—	(20)	—	(20)
Issuance of Common Stock from exercise of stock options	280,929	—	—	—	1,546	—	—	1,546	—	1,546
Repurchase of Common Stock as part of share repurchase program	—	—	—	108	—	—	—	108	—	108
Balances at June 30, 2024	100,430,681	$10	11,705,105	$(44,822)	$144,772	$(2,678)	$299,884	$397,166	$—	$397,166

Net income	—	—	—	—	—	—	19,994	19,994	100	20,094
Stock-based compensation, net	15,262	—	—	—	1,618	—	—	1,618	—	1,618
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(47)	—	—	(47)	—	(47)
Cumulative translation adjustment	—	—	—	—	—	(12)	—	(12)	—	(12)
Issuance of Common Stock from exercise of stock options	7,936	—	—	—	36	—	—	36	—	36
Distributions	—	—	—	—	—	—	—	—	(65)	(65)
Repurchase of Common Stock as part of share repurchase program	(150,000)	—	150,000	(1,155)	—	—	—	(1,155)	—	(1,155)
Balances at September 30, 2024	100,303,879	$10	11,855,105	$(45,977)	$146,379	$(2,690)	$319,878	$417,600	$35	$417,635

Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090
Net loss	—	—	—	—	—	—	(6,461)	(6,461)	2	(6,459)
Stock-based compensation, net	412,662	—	—	—	1,672	—	—	1,672	—	1,672
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(973)	—	—	(973)	—	(973)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	—	(58)	(58)
Balances at March 31. 2025	99,364,716	$10	13,296,930	$(57,304)	$149,479	$(2,789)	$325,919	$415,315	$(47)	$415,268

Net loss	—	—	—	—	—	—	(14,931)	(14,931)	13	(14,918)
Stock-based compensation, net	413,356	—	—	—	2,134	—	—	2,134	—	2,134
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,263)	—	—	(1,263)	—	(1,263)
Cumulative translation adjustment	—	—	—	—	—	21	—	21	—	21
Distributions	—	—	—	—	—	—	—	—	(57)	(57)
Balances at June 30, 2025	99,778,072	$10	13,296,930	$(57,304)	$150,350	$(2,768)	$310,988	$401,276	$(91)	$401,185

Net loss	—	—	—	—	—	—	(795)	(795)	38	(757)
Stock-based compensation, net	1,460	—	—	—	1,927	—	—	1,927	—	1,927
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(5)	—	—	(5)	—	(5)
Cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)	—	(26)
Distributions	—	—	—	—	—	—	—	—	(78)	(78)
Balances at September 30, 2025	99,779,532	$10	13,296,930	$(57,304)	$152,272	$(2,794)	$310,193	$402,377	$(131)	$402,246

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(22,134)	$58,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,672	45,235
Amortization of intangible assets	10,103	10,103
Noncash operating lease expense	6,878	7,995
Accretion of asset retirement obligation	98	107
Amortization of deferred financing costs	577	817
Amortization of original issue discount	440	1,289
Change in fair value of warrant liabilities	—	(675)
Loss on extinguishment of debt	2,370	—
Stock-based compensation expense	5,733	5,683
Loss on disposal of specialty rental assets and other property, plant and equipment	24	80
Deferred income taxes	(4,628)	(314)
Provision for credit losses on receivables, net of recoveries	631	275
Changes in operating assets and liabilities
Accounts receivable	5,930	19,578
Prepaid expenses and other assets	3,010	3,129
Accounts payable and other accrued liabilities	9,390	(19,285)
Deferred revenue and customer deposits	13,734	(4,534)
Operating lease obligation	(7,437)	(7,821)
Other non-current assets and liabilities	(34)	598
Net cash provided by operating activities	68,357	121,123
Cash flows from investing activities:
Purchase of specialty rental assets	(40,472)	(23,638)
Purchase of property, plant, and equipment	(699)	(324)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	541
Net cash used in investing activities	(41,171)	(23,421)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,807)	(1,223)
Principal payments on borrowings from ABL Facility	(75,000)	—
Repayment of 2025 Senior Secured Notes	(181,446)	—
Repurchase of Common Stock	—	(21,894)
Proceeds from borrowings on ABL Facility	75,000	—
Distributions paid to noncontrolling interest	(182)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3
Proceeds from issuance of Common Stock from exercise of options	—	1,850
Payment of debt extinguishment premium costs	(1,814)	—
Taxes paid related to net share settlement of equity awards	(2,236)	(2,615)
Net cash used in financing activities	(187,485)	(23,879)

Effect of exchange rate changes on cash and cash equivalents	18	(5)

Net increase (decrease) in cash and cash equivalents	(160,281)	73,818
Cash and cash equivalents - beginning of period	190,668	103,929
Cash and cash equivalents - end of period	$30,387	$177,747

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(12,019)	$(2,771)
Non-cash change in accrued excise tax on repurchase of Common Stock	$—	$(524)
Non-cash change in finance lease terminations	$250	$—
Non-cash change in finance lease obligations	$(2,983)	$(1,372)
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(5)	$(47)
Non-cash change in accrued distributions to noncontrolling interest	$(11)	$(65)

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2025 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated balance sheet of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

Revenue Recognition

The Company derives revenue from specialty rental and hospitality services, specifically lodging and related ancillary services. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with the customers. Certain arrangements contain a lease of lodging facilities to customers. The leases are accounted for as operating leases under the authoritative guidance for leases (“ASC 842”) and are recognized as income is earned over the term of the lease agreement and is reflected as specialty rental income in the consolidated statements of comprehensive income (loss).

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

Because performance obligations related to specialty rental and hospitality services are satisfied over time, some of our revenue is recognized evenly over the contractual term of the arrangement, based on a contractual fixed minimum amount and defined period of performance. Certain contracts may contain a contractual fixed minimum amount and an initial ramp up period based on bed utilization, which may result in lower revenue recognition during the ramp up period of the contract term. Some of our revenue is recognized on a daily basis, for each night a customer stays, at a contractual day rate. Our customers typically contract for accommodation services under committed contracts with terms that most often range from several months to multiple years. Our payment terms vary by type and location of our customer and the service offered.  The time between invoicing and when payment is due is not significant.

When lodging and services are billed and collected in advance, recognition of revenue is deferred until services are rendered.

Cost of services includes labor, food, utilities, supplies, leasing and other direct costs associated with operating the lodging units as well as repair and maintenance expenses, costs associated with relocating community assets, and construction costs associated with community construction services projects. Cost of rental includes leasing costs, utilities, and other direct costs of maintaining the lodging units. Costs associated with contracts include sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

2. Revenue

Total revenue recognized under ASC 606 was approximately $201.4 million and $205.7 million for the nine months ended September 30, 2025 and 2024, respectively, while specialty rental income was approximately $29.5 million and $96.9 million subject to the guidance of ASC 842 for the nine months ended September 30, 2025 and 2024, respectively. Total revenue recognized under contracts recognized under ASC 606 was approximately $91.6 million and $65.8 million for the three months ended September 30, 2025 and 2024, respectively, while specialty rental income was approximately $7.8 million and $29.4 million subject to the guidance of ASC 842 for the three months ended September 30, 2025 and 2024, respectively.

The following table disaggregates our services and construction fee income by our three reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Government, Workforce Hospitality Solutions (“WHS”), and All Other for the dates indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
HFS – South
Services income	$34,111	$36,456	$102,794	$108,775
Total HFS – South revenues	34,111	36,456	102,794	108,775

Government
Services income	$18,111	$25,665	$33,155	$88,473
Total Government revenues	18,111	25,665	33,155	88,473

WHS
Services income	$767	$—	$1,794	$—
Construction fee income	35,561	—	54,778	—
Total WHS revenues	36,328	—	56,572	—

All Other
Services income	$3,021	$3,675	$8,841	$8,437
Total All Other revenues	3,021	3,675	8,841	8,437

Total revenues	$91,571	$65,796	$201,362	$205,685

During the year ended December 31, 2024, the contract with CoreCivic related to our South Texas Family Residential Center (the “STFRC Contract”) in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the three and nine months ended September 30, 2024, contributed approximately $8.7 million and $38.2 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under a contract (the “DIPC Contract”) relating to the Dilley Immigration Processing Center (“DIPC”) effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term.  The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC is capable of supporting up to 2,400 individuals and provides an open and safe environment to appropriately care for the community population. The consistency of the community layout required no capital investment, allowing for seamless community reactivation. The Company is providing facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period was completed during the three months ended September 30, 2025 with the maximum fixed minimum revenue amount now being recognized as of September 30, 2025.  The maximum fixed minimum revenue amount is based on utilization of 2,400 beds. The DIPC Contract is supported by an amended intergovernmental services agreement (“IGSA”) between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement (“ICE”). As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

In February 2025, the Company received notice that the U.S. government terminated the contract relating to the Company’s Pecos Children’s Center (the “PCC Contract”) with the Company’s nonprofit partner (“NP Partner”), effective immediately on February 21, 2025 (“PCC Termination Effective Date”), and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date. The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. In connection with the PCC Contract termination, on August 1, 2025, the Company entered into an agreement with the NP Partner related to the close-out and settlement of the PCC Contract. The agreement provided the Company with reimbursement for certain costs incurred following the termination of the PCC Contract and resulted in a payment to the Company of approximately $11.8 million (“PCC Contract Close-Out Payment”), which was received in cash and recognized as revenue during the three months ended September 30, 2025 and is included as a component of services income in the accompanying consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2025 within the Government segment and is included as a component of cash flows from operations within the accompanying consolidated statement of cash flows for the nine months ended September 30, 2025.   The PCC Contract generated total revenue of approximately $36.3 million (inclusive of PCC Contract Close-Out Payment) and $142.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company retains ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities. The Company is actively engaged in re-marketing these assets.

During the three months ended September 30, 2025, the Company entered into a multi-year lease and services agreement (“Data Center Community Contract”) to construct and provide comprehensive facility services and hospitality solutions supporting the development of a regional data center campus located in the Southwestern United States (“Data Center Community” or the “Community”).  The Company will provide full turnkey support for the Data Center Community, including premium culinary offerings, facilities management, and comprehensive support services. The purpose-built and highly customized Community will support an initial population of 250 individuals, with the capability to expand to approximately 1,500 individuals.  Construction and mobilization of the Community for the initial 250 beds was completed as of September 30, 2025, and first occupancy of the Community began in September 2025 for the initial 250 beds and the Company anticipates potential Community expansions to meet growing customer demand in future years. The Data Center Community Contract, which has an initial term through September 2027, is expected to generate approximately $43 million of committed minimum revenue over its initial term, which includes advanced payments to be paid in installments during the initial construction and mobilization phase of the Data Center Community Contract to fund the initial construction and mobilization of the Community.  The Company utilized a portion of its existing asset portfolio to construct the premium Data Center Community and, during the three months ended September 30, 2025, began receiving advanced payments from the customer to fund the construction and mobilization of the Community. As services began in September 2025, most of the advance payments were received as of September 30, 2025, and are reflected as cash flows from operations during the nine months ended September 30, 2025.  The advanced payments were determined to be related to future services and will be initially recognized as deferred revenue upon receipt and included as a component of deferred revenue and customer deposits within the accompanying consolidated balance sheet and amortized as revenue over the estimated term of the contract.  The Data Center Community Contract began to generate revenue during the three months ended September 30, 2025, and is reported within the Company’s WHS segment.

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

Contract Assets and Liabilities

The Company has a contract asset in the amount of approximately $3.8 million as of September 30, 2025 reported within accounts receivable, net of allowance for credit losses in the accompanying consolidated balance sheet related to a construction services project that began during the nine months ended September 30, 2025 within the WHS segment. The Company had no contract assets as of December 31, 2024.

Contract liabilities primarily consist of deferred revenue that represent advance payments for rental of assets that is being recognized over the related contract period, a security deposit, advanced payments for community builds that is being recognized over the related contract period, and billings in excess of cost. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Nine Months Ended
	September 30,
	2025	2024
Balances at Beginning of the Period	$1,235	$5,469
Additions to deferred revenue	14,315	400
Revenue recognized	(582)	(4,933)
Balances at End of the Period	$14,968	$936

As of September 30, 2025, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2025	2026	2027	2028	2029	Total
Revenue expected to be recognized as of September 30, 2025	$47,382	$30,453	$23,169	15,461	15,426	$131,891

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	September 30,	December 31,
	2025	2024
Specialty rental assets	$823,845	$773,858
Construction-in-process	11,338	8,476
Less: accumulated depreciation	(503,489)	(461,482)
Specialty rental assets, net	$331,694	$320,852

Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2025, there was a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.3 million with no net impact to specialty rental assets, net.

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

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	September 30,	December 31,
	2025	2024
Land	$31,184	$30,606
Buildings and leasehold improvements	908	908
Machinery and office equipment	2,347	2,206
Other[1]	13,240	10,862
	47,679	44,582
Less: accumulated depreciation	(11,355)	(9,647)
Total other property, plant and equipment, net	$36,324	$34,935
(1)	The Other category includes finance lease right-of-use assets pertaining to commercial-use vehicles at a gross cost of approximately $10.9 million as of September 30, 2025.

For the nine months ended September 30, 2025 and 2024, depreciation expense related to other property, plant and equipment was $2.0 million and $1.6 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss). For the three months ended September 30, 2025 and 2024, depreciation expense related to other property, plant and equipment was $0.7 million and $0.5 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2025, the Company also retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $0.3 million and a gross cost of $0.5 million, which resulted in a net loss on the disposal of leased assets of approximately $0.2 million and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2025.

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

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2024	$41,038
Changes in Goodwill	—
Balance at December 31, 2024	41,038
Changes in Goodwill	—
Balance at September 30, 2025	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	September 30, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.2	$133,105	$(106,961)	$26,144
Non-compete agreement	2.3	349	(189)	160
Total		133,454	(107,150)	26,304
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(107,150)	$42,704

	December 31, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.9	$133,105	$(96,911)	$36,194
Non-compete agreement	3.1	349	(136)	213
Total		133,454	(97,047)	36,407
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(97,047)	$52,807

For the nine months ended September 30, 2025 and 2024, amortization expense related to intangible assets was $10.1 million and $10.1 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss). For the three months ended September 30, 2025 and 2024, amortization expense related to intangible assets was $3.4 million and $3.4 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of September 30, 2025 for each of the next five years and thereafter is as follows:

Rest of 2025	$3,372
2026	12,879
2027	8,270
2028	778
2029	525
Thereafter	480
Total	$26,304

6. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	September 30,	December 31,
	2025	2024
Employee accrued compensation expense	$6,990	$7,732
Other accrued liabilities	10,392	12,139
Accrued interest on debt	160	5,911
Total accrued liabilities	$17,542	$25,782

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, and other accrued operating expenses.

7. Debt

2025 Senior Secured Notes

On November 1, 2023 (the “Notes Settlement Date”), approximately $181.4 million of Arrow Bidco’s 9.50% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”) were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of its 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”) pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). Following the Notes Settlement Date, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023, resulting in an outstanding balance of $0. As such, none of the 2024 Senior Secured Notes remain outstanding. The 2025 Senior Secured Notes were scheduled to mature on June 15, 2025. Interest on the 2025 Senior Secured Notes accrued at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, and began March 15, 2024. On March 10, 2025, the Company issued a notice of redemption (the “Redemption”) to redeem all $181.4 million in aggregate principal amount of its 2025 Senior Secured Notes on March 25, 2025 (the “Redemption Date”). The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date. As of March 25, 2025, the 2025 Senior Secured Notes were redeemed, paid in full and are no longer outstanding. The premium cost associated with the Redemption amounted to approximately $1.8 million and was recognized as a component of loss on extinguishment of debt for the nine months ended September 30, 2025, in the accompanying consolidated statement of comprehensive loss. Additionally, the premium cost was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the nine months ended September 30, 2025.

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of approximately $2.7 million and the discount was being amortized over the original term of the 2025 Senior Secured Notes using the effective interest method. The unamortized original issue discount balance of approximately $0.4 million was recognized as a component of loss on extinguishment of debt for the nine months ended September 30, 2025 in the accompanying consolidated statement of comprehensive loss in connection with the Redemption of the 2025 Senior Secured Notes.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of September 30, 2025 consisted of approximately $4.2 million of finance leases. The finance leases pertain to leases entered into during 2022 through September 30, 2025, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended from time to time, the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the nine months ended September 30, 2025, all amounts drawn were fully repaid on the ABL Facility resulting in an outstanding balance of $0 as of September 30, 2025.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	September 30,	December 31,
	2025	2024
Finance lease and other financing obligations	$4,237	$3,311
10.75% Senior Secured Notes due 2025, face amount	—	181,446
Less: unamortized original issue discount	—	(873)
Less: unamortized term loan deferred financing costs	—	(245)
Total debt, net	4,237	183,639
Less: current maturities	(2,221)	(182,188)
Total long-term debt	$2,016	$1,451

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following, including the components of interest expense, net on the 2025 Senior Secured Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Interest incurred on finance lease and other financing obligations	$124	$75	$342	$215
Interest expense incurred on ABL Facility and 2025 Senior Secured Notes	334	5,044	6,620	15,129
Amortization of deferred financing costs on ABL Facility and 2025 Senior Secured Notes	153	277	577	817
Amortization of original issue discount on 2025 Senior Secured Notes	—	443	440	1,289
Interest income	(153)	(2,026)	(2,255)	(4,777)
Interest expense, net	$458	$3,813	$5,724	$12,673

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheet as of December 31, 2024. Accumulated amortization expense related to the deferred financing costs was approximately $14.0 million as of December 31, 2024. Accumulated amortization of the original issue discount was approximately $4.8 million as of December 31, 2024. The redemption of the 2025 Senior Secured Notes on March 25, 2025 was accounted for as an extinguishment of debt and consequently, all of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt within the accompanying consolidated statement of comprehensive loss for the nine months ended September 30, 2025. The loss on extinguishment of debt amounted to approximately $2.4 million consisting of the premium cost of approximately $1.8 million previously discussed, with the remaining portion related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the nine months ended September 30, 2025.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $6.3 million and $5.9 million as September 30, 2025 and December 31, 2024, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and nine months ended September 30, 2025 and 2024, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of September 30, 2025, consists of the following:

Rest of 2025	$548
2026	1,867
2027	1,455
2028	367
Total	$4,237

8. Warrant Liabilities

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from PEAC an aggregate of 5,333,334 warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement (the “Private Warrants”) that occurred simultaneously with the completion of its initial public offering. Each Private Warrant entitled the holder to purchase one share of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from the Public Offering and was held in the Trust Account until the formation of the Company on March 15, 2019. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the formation of the Company on March 15, 2019, and were exercisable on a cashless basis and were non-redeemable so long as they were held by the initial purchasers of the Private Warrants or their permitted transferees.

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

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2024, the change in the estimated fair value of the Private Warrants resulted in a gain of approximately $(0.7) million. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

9. Income Taxes

Income tax expense (benefit) was approximately $(3.9) million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, income tax expense (benefit) was approximately $0.4 million and $4.1 million, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024, was (94.3)% and 16.9%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024, was 14.9% and 22.5%, respectively. The fluctuation in the tax rate for the nine months ended September 30, 2025 and 2024, respectively, results primarily from the relationship of income (loss) before income tax for the three and nine months ended September 30, 2025 and 2024, respectively.

The effective tax rates for the three and nine months ended September 30, 2025 and 2024, respectively, differs from the US federal statutory rate of 21% primarily due to the nonrecognition of tax benefits for loss jurisdictions, nondeductible meals and entertainment expenses, the impact of state tax expense based on gross receipts, and a compensation deduction limitation.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to limitations on deductions for interest expense and accelerated tax deductions for qualified property. The Company evaluated the impact of the OBBB to our consolidated financial statements, with no material impact on the effective tax rate in the period.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	September 30, 2025		December 31, 2024
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 7) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 7) - Level 1	$—	$—	$(180,328)	$(185,075)

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

12. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three and nine months ended September 30, 2025 and net income was recorded for the three and nine months ended September 30, 2025. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income (loss) attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - basic	$(795)	$19,994	$(22,187)	$58,763
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - diluted	$(795)	$19,994	$(22,187)	$58,763

Denominator
Weighted average shares outstanding - basic	99,778,834	100,438,559	99,431,460	100,452,691
Dilutive effect of outstanding securities:
PSUs	—	511,871	—	479,391
SARs	—	858	—	108,238
Stock Options	—	104,125	—	180,800
RSUs	—	241,091	—	523,342
Weighted average shares outstanding - diluted	99,778,834	101,296,504	99,431,460	101,744,462

Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders- basic	$(0.01)	$0.20	$(0.22)	$0.58
Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders - diluted	$(0.01)	$0.20	$(0.22)	$0.58

As discussed in Note 14, stock-based compensation awards were outstanding for the three and nine months ended September 30, 2025 and 2024. These stock-based compensation awards were included in the computation of diluted EPS for the three and nine months ended September 30, 2024 because their effect is dilutive as noted in the above table. These stock-based compensation awards were excluded from the computation of diluted LPS for the three and nine months ended September 30, 2025 because their effect would have been anti-dilutive as a net loss was recorded for the three and nine months ended September 30, 2025.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

13. Stockholders’ Equity

Common Stock

As of September 30, 2025 and December 31, 2024, Target Hospitality had 113,076,462 and 112,248,984 shares of Common Stock issued with 99,779,532 and 98,952,054 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2025, no preferred shares were issued and outstanding.

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

During the three months ended March 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of September 30, 2025, the Company had no Public Warrants issued and outstanding, as they expired on March 15, 2024 in accordance with their terms.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the year ended December 31, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet as of December 31, 2024, in an amount of approximately $0.2 million, all of which was paid during the nine months ended September 30, 2025.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.  No share repurchases were made during the three and nine months ended September 30, 2025. As of September 30, 2025, 13,296,930 shares of Common Stock for an aggregate price of approximately $57.3 million were held in treasury stock (at cost). As of September 30, 2025, the stock repurchase program had a remaining capacity of approximately $66.6 million.

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

On May 22, 2025, the Company’s stockholders approved the Plan Amendment to increase the number of shares of Common Stock of the Company authorized for issuance under the Plan by 5,000,000. As a result of this, the Company reclassified all of the outstanding liability-based PSUs from other non-current liabilities to additional paid-in capital based on the change in the ability to settle these awards in shares upon vesting as a result of the additional shares added to the Plan.  The reclassified amount of these awards at the date of this change was approximately $0.1 million and is included in the accompanying unaudited consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2025.

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

On September 10, 2025, an aggregate of 3,386 time-based RSUs were awarded to certain of the Company’s employees, which vest ratably over the four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	985,077	$7.60
Granted	731,442	5.89
Vested	(407,005)	7.03
Forfeited	(1,170)	10.93
Balance at September 30, 2025	1,308,344	$6.82

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2025 and 2024, was approximately $3.2 million and $2.9 million, respectively, with an associated tax benefit of approximately $0.8 million and $0.7 million, respectively. For the three months ended September 30, 2025 and 2024, stock-based compensation expense for these RSUs was approximately $1.1 million and $0.9 million, respectively, with an associated tax benefit of $0.3 million and $0.2 million, respectively. At September 30, 2025, unrecognized compensation expense related to RSUs totaled approximately $7.0 million and is expected to be recognized over a remaining term of approximately 2.47 years.

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

On February 27, 2025, the Compensation Committee, and the Board, in the case of James B. Archer, the Company’s President and Chief Executive Officer, approved agreements granting PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers under and pursuant to the Plan. Settlement upon vesting of the awards in the form of Common Stock was contingent on stockholder approval of the Plan Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards will settle in cash upon vesting. As noted above, the Plan Amendment was approved by the Company’s stockholders on May 22, 2025. Each PSU represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on June 30, 2028. The number of PSUs that vest is determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2028 (the “Performance Period”). The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $20.00 per share and the highest of which is $30.00 per share. If all Performance Goals (as defined in the applicable award agreements) are met during the Performance Period, Mr. Archer will be entitled to receive a maximum of 2,000,000 PSUs and Mr. Vlacich will be entitled to receive a maximum of 600,000 PSUs. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 38.39%, the term was 3.34 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.02%, which resulted in a calculated fair value of approximately $0.34 per PSU as of the grant date. Under the authoritative guidance for stock-based compensation, a portion of these PSUs outstanding prior to May 22, 2025, the date stockholders approved the Plan Amendment, were considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. The number of awards that were considered liability-based awards through May 22, 2025, the date stockholders approved the Plan Amendment, amounted to 2,494,120. As of May 22, 2025, these PSUs were valued using a Monte Carlo simulation with the following assumptions: the expected volatility was approximately 38.83%, the term was 3.11 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.96%, which resulted in a calculated fair value of approximately $0.72 per PSU as of May 22, 2025. As noted above, all such liability-based PSUs were reclassified, as of the Plan Amendment date of May 22, 2025, to additional paid-in-capital, a component of total stockholders’ equity, and are no longer included in liabilities as of September 30, 2025.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	1,401,407	$6.02
Granted	2,992,858	1.65
Incremental PSUs vested in period[1]	87,207	2.98
Forfeited	(425,000)	4.17
Vested	(786,626)	4.13
Balance at September 30, 2025	3,269,846	$2.64
(1)	Associated with awards that vested during the period at 150% of Target Level.

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2025 and 2024, was approximately $2.5 million and $1.8 million, respectively, with an associated tax benefit of approximately $0.6 million and $0.5 million, respectively. For the three months ended September 30, 2025 and 2024, stock-based compensation expense for these PSUs was approximately $0.8 million and $0.7 million, respectively, with an associated tax benefit of $0.2 million and $0.2 million, respectively. At September 30, 2025, unrecognized compensation expense related to PSUs totaled approximately $5.3 million and is expected to be recognized over a remaining term of approximately 2.23 years.

Stock Option Awards

During the nine months ended September 30, 2025, there were changes in stock options as shown in the following table.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in thousands)
Outstanding Options at December 31, 2024	362,109	$7.38	4.82	$1,018
Vested and expired	(16,882)	4.51	—	—
Outstanding Options at September 30, 2025	345,227	$7.52	4.05	$717

As of September 30, 2025 345,227 stock options were exercisable with a weighted average exercise price of $7.52 per share, an average contractual life of 4.05 years, and a total intrinsic value of approximately $0.7 million.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2025 and 2024, was $0 and approximately $0.1 million, respectively, with an associated tax benefit of $0 and less than $0.1 million, respectively. For the three months ended September 30, 2025 and 2024, stock-based compensation expense for these stock option awards was $0, with an associated tax benefit of $0. As of September 30, 2025, there was no unrecognized compensation expense related to stock options.

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

Stock-based payments are subject to service based vesting requirements and expense was recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the nine months ended September 30, 2025 and 2024.

Stock Appreciation Right Awards

During the nine months ended September 30, 2024, as approved by the Compensation Committee, 714,539 of the employee related exercised Stock Appreciation Right Awards (“SARs”) were paid in cash in the amount of $6.2 million based on the difference between (a) the fair market value of a share of Common Stock on the date of exercise, over (b) the grant date price.

There were no SARs outstanding as of September 30, 2025 or December 31, 2024 as all remaining SARs were exercised during the year ended December 31, 2024.

15. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the nine months ended September 30, 2025 and 2024, we recognized expense related to matching contributions of $0.8 million and $0.9 million, respectively. For the three months ended September 30, 2025 and 2024, we recognized expense related to matching contributions of $0.2 million and $0.2 million, respectively.

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

WHS — Segment operations consist primarily of revenue from the construction phase of the contract with Lithium Nevada, LLC (“Lithium Nevada”), supporting a North American critical mineral supply chain, as well as specialty rental and vertically integrated hospitality services revenue from customers in support of the development of a regional data center campus located in the Southwestern United States.

All Other — Segment operations primarily consist of revenue from specialty rental and vertically integrated hospitality services revenue from customers primarily in the natural resources and development industry located outside of the HFS – South segment.

The Company evaluates performance of their segments and allocates resources to them based on revenue and adjusted gross profit. Adjusted gross profit and Adjusted costs of sales for the CODM’s analysis includes the services and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, community pre-opening costs, and certain severance costs.

The table below presents information about reported segments for the dates indicated below:

2025

	HFS - South	Government	WHS	All Other		Total
For the Nine Months Ended September 30, 2025
Revenue	$107,794	$57,133	$57,091	$8,840	(a)	$230,858
Less: Adjusted Cost of Sales (b)
Labor costs	$29,604	$6,330	$476	$3,512		$39,922
Outside services	365	83	54	—		502
Community operating costs	39,904	14,358	535	4,174		58,971
Costs of construction	12	—	42,990	—		43,002
Repairs and maintenance	4,164	2,468	97	450		7,179
Other costs	1,768	738	1,441	127		4,074
Adjusted gross profit	$31,977	$33,156	$11,498	$577		$77,208
Depreciation of specialty rental assets	$13,413	$23,677	$1,925	$2,611		$41,626
Capital expenditures (c)	$4,700	$9,814	$41,201	$20
Total Assets	$169,670	$167,447	$48,701	$21,779		$407,597

For the Three Months Ended September 30, 2025
Revenue	$35,559	$23,929	$36,845	$3,022	(a)	$99,355
Less: Adjusted Cost of Sales (b)
Labor costs	9,492	2,569	262	1,142		13,465
Outside services	116	10	20	—		146
Community operating costs	13,612	4,855	316	1,296		20,079
Costs of construction	8	—	28,213	—		28,221
Repairs and maintenance	1,256	868	78	210		2,412
Other costs	678	569	1,414	55		2,716
Adjusted gross profit	$10,397	$15,058	$6,542	$319		$32,316
Depreciation of specialty rental assets	$4,479	$7,843	$1,183	$866		$14,371
Capital expenditures (c)	$466	$2,929	$25,441	$1

2024

	HFS - South	Government	WHS	All Other		Total
For the Nine Months Ended September 30, 2024
Revenue	$113,198	$180,948	$—	$8,438	(a)	$302,584
Less: Adjusted Cost of Sales (b)
Labor costs	$29,953	$9,457	$—	$3,801		$43,211
Outside services	219	71	—	1		291
Community operating costs	38,988	20,153	—	4,290		63,431
Repairs and maintenance	4,018	2,587	—	542		7,147
Other costs	1,779	1,124	—	810		3,713
Adjusted gross profit	$38,241	$147,556	$—	$(1,006)		$184,791
Depreciation of specialty rental assets	$16,804	$24,140	$—	$2,699		$43,643
Capital expenditures (c)	$12,962	$14,264	$—	$255
Total Assets (as of December 31, 2024)	$176,907	$190,751	$—	$27,389		$395,047

For the Three Months Ended September 30, 2024
Revenue	$38,033	$53,482	$—	$3,676	(a)	$95,191
Less: Adjusted Cost of Sales (b)
Labor costs	10,042	1,795	—	1,312		13,149
Outside services	78	15	—	—		93
Community operating costs	13,383	4,633	—	1,496		19,512
Repairs and maintenance	1,422	666	—	167		2,255
Other costs	774	93	—	48		915
Adjusted Gross Profit	$12,334	$46,280	$—	$653		$59,267
Depreciation of specialty rental assets	$5,257	$7,906	$—	$894		$14,057
Capital expenditures (c)	$4,495	$4,951	$—	$161
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs. Other costs includes transportation and travel expenses, including the cost of relocating community assets.
(c)	The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in segment information. Such unallocated corporate capital expenditure amounts for the nine months ended September 30, 2025 and 2024 were approximately $0.4 million and $0.6 million, respectively. Such unallocated corporate capital expenditure amounts for the three months ended September 30, 2025 and 2024 were approximately $0.1 million and approximately $0.2 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated income (loss) before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Total reportable segment adjusted gross profit	$31,997	$58,614	$76,631	$185,797
Other adjusted gross profit	319	653	577	(1,006)
Depreciation and amortization	(18,464)	(17,959)	(53,775)	(55,338)
Selling, general, and administrative expenses	(12,918)	(13,319)	(40,387)	(41,632)
Other income (expense), net	(865)	2	(970)	158
Loss on extinguishment of debt	—	—	(2,370)	—
Interest expense, net	(458)	(3,813)	(5,724)	(12,673)
Change in fair value of warrant liabilities	—	—	—	675
Consolidated income (loss) before income taxes	$(389)	$24,178	$(26,018)	$75,981

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	September 30, 2025	December 31, 2024
Total reportable segment assets	$385,818	$367,658
Other assets	23,238	29,167
Other unallocated amounts	132,099	328,949
Total Assets	$541,155	$725,774

Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	September 30, 2025	December 31, 2024
Total current assets	$79,444	$249,336
Other intangible assets, net	42,704	52,807
Operating lease right-of-use assets, net	8,534	24,935
Deferred financing costs revolver, net	1,417	1,871
Total other unallocated amounts of assets	$132,099	$328,949

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS-South, WHS and Government segments;

●	effective management of our communities;

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	changes in end-user demand requirements that could lead to cancellation of contracts for convenience in the Government segment;

●	our reliance on third party manufacturers and suppliers;

●	failure to retain key personnel;

●	increases in raw material and labor costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global or local economic and political movements, including any changes in policy under the Trump administration or any future administration;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	any failure of our management information systems; and

●	our ability to meet our debt service requirements and obligations.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of September 30, 2025, our network included 29 communities, to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

In February 2025, the Company entered into a multi-year construction and services agreement (“Workforce Housing Contract”) to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project” or the “Project”) and a North American critical minerals supply chain.  The all-inclusive workforce housing community, located in Winnemucca, Nevada (“Workforce Hub”) is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Nevada has commenced site preparation, and the Company is actively engaged in the construction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy beginning in September 2025 and substantial completion of the Workforce Hub anticipated by the end of 2025. The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $166.5 million of revenue over its initial term, with approximately $102.4 million of committed minimum revenue.  The Company anticipates that revenue realized in 2025 on the Workforce Housing Contract will be largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. This contract activity is reported within the newly formed WHS segment.

In February 2025, the Company received notice that the U.S. government terminated the PCC Contract with the Company’s NP Partner, effective immediately on February 21, 2025, and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date.  The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals.  The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. In connection with the PCC Contract termination, on August 1, 2025, the Company entered into an agreement with the NP Partner related to the close-out and settlement of the PCC Contract. The agreement provided the Company with reimbursement for certain costs incurred following the termination of the PCC Contract and resulted in a payment to the Company of approximately $11.8 million (“PCC Contract Close-Out Payment”), which was received in cash and recognized as revenue during the three months ended September 30, 2025 and is included as a component of services income for the three and nine months ended September 30, 2025 and is included as a component of cash flows from operations for the nine months ended September 30, 2025. No further payments are expected from the PCC Contract. The PCC Contract generated total revenue of approximately $36.3 million (inclusive of the PCC Contract Close-Out Payment) and $142.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company retains ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities.  The Company is actively engaged in re-marketing these assets.

During the year ended December 31, 2024, the STFRC Contract in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the three and nine months ended September 30, 2024, contributed approximately $8.7 million and $38.2 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term. The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC is capable of supporting up to 2,400 individuals and provides an open and safe environment to appropriately care for the community population.  The consistency of the community layout required no capital investment, allowing for seamless community reactivation.  The Company is providing facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period was completed as scheduled during the three months ended September 30, 2025 with the maximum fixed minimum revenue amount now being recognized as of September 30, 2025. The maximum fixed minimum revenue amount is based on utilization of 2,400 beds.  The DIPC Contract is supported by an amended IGSA between the city of Dilley, Texas and ICE. As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

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

During the three months ended September 30, 2025, the Company entered into the Data Center Community Contract to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community (or the “Community”).  The Company will provide full turnkey support for the Data Center Community, including premium culinary offerings, facilities management, and comprehensive support services. The purpose-built and highly customized Community will support an initial population of 250 individuals, with the capability to expand to approximately 1,500 individuals.  Construction and mobilization of the Community for the initial 250 beds was completed as of September 30, 2025, and first occupancy of the Community began in September 2025 for the initial 250 beds and the Company anticipates potential Community expansions to meet growing customer demand in future years. The Data Center Community Contract, which has an initial term through September 2027, is expected to generate approximately $43 million of committed minimum revenue over its initial term, which includes advanced payments to be paid in installments during the initial construction and mobilization phase of the Data Center Community Contract to fund the initial construction and mobilization of the Community.  The Company utilized a portion of its existing asset portfolio to construct the premium Data Center Community and, during the three months ended September 30, 2025, began receiving advanced payments from the customer to fund the construction and mobilization of the Community.  The majority of the advance payments were received as of September 30, 2025, and are reflected as cash flows from operations during the nine months ended September 30, 2025.  The advanced payments were determined to be related to future services and will be amortized as revenue over the estimated term of the contract.  The Data Center Community Contract began to generate revenue during the three months ended September 30, 2025, and is reported within the Company’s WHS segment.

The Company generated cash flows from operations for the nine months ended September 30, 2025 of approximately $68.4 million compared to approximately $121.1 million for the nine months ended September 30, 2024, representing a decrease in cash flows from operations of approximately $(52.8) million or (44)% led by a decrease in cash collections, an increase in cash paid for operating expenses and payroll, and a decrease in interest income, partially offset by a $20.0 million decrease in cash paid for income taxes, and a $5.0 million decrease in cash paid for interest driven by early payoff of the 2025 Senior Secured Notes on March 25, 2025.

For the three months ended September 30, 2025, other key drivers of financial performance included:

●	Increased revenue of $4.2 million, or 4% compared to the same period in 2024, driven by increased revenue from the WHS segment led by construction fee income generated by construction services provided under the new Workforce Housing Contract originated in February 2025, and partially driven by reactivation of the assets associated with the STFRC Contract under the DIPC Contract. These increases were partially offset by lower revenue generated from the Government segment led by the termination of the PCC Contract (terminated as of February 21, 2025) as well as the termination of the STFRC Contract on August 9, 2024 (the assets associated with the STFRC Contract were reactivated on March 5, 2025 under the DIPC Contract), and lower revenue generated by HFS-South led by lower ADR.
●	Generated a net loss of approximately $(0.8) million for the three months ended September 30, 2025 as compared to net income of approximately $20.1 million for the three months ended September 30, 2024, which is primarily attributable to an increase in service costs in the WHS segment led by construction services activity under the Workforce Housing Contract, an increase in other expense within other expense (income), net driven by community pre-opening costs in the WHS segment, an increase in depreciation of specialty rental assets driven by growth in the WHS segment, partially offset by the revenue increase discussed above, a decrease in specialty rental costs driven primarily by lower costs in the Government segment as a result of the PCC Contract termination previously discussed, a decrease in selling, general and administrative expenses led by a decrease in transaction fees expense, a decrease in interest expense, net led by a decrease in interest expense from the redemption of the 2025 Senior Secured Notes, and a decrease in income tax expense led by a decrease in income before income tax.
●	Generated consolidated Adjusted EBITDA of $21.5 million representing a decrease of $28.2 million, or 57% as compared to the same period in 2024, driven primarily by the increase in operating expenses comprised of an increase in services costs led by construction services activity under the Workforce Housing Contract, partially offset by the increase in revenue, and a decrease in specialty rental costs as noted above.

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

Our WHS segment includes construction and hospitality services provided to a community in Winnemucca, Nevada where there is insufficient housing and infrastructure solutions supporting the critical mineral supply chain.  The WHS segment also includes specialty rental and hospitality services provided to a community in the Southwestern United States where there is also insufficient housing and infrastructure solutions supporting the development of a regional data center campus.  Our communities provide our customers with a strategic competitive advantage in attracting and retaining a highly skilled workforce to support their objectives in areas of critical mineral development and the building of data centers in remote locations.  Demand for our services in this segment is dependent on capital spending supporting the critical mineral supply chain, such as lithium mining, as well as capital spending on the development of data centers in remote locations.

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

We are continuing to pursue government services growth opportunities, and we believe there is opportunity to continue to assist the federal government. However, available government funding and economic incentives are subject to change for a variety of reasons that are beyond our control, including budget and policy initiatives and priorities of current and future administrations at the federal and state level. We cannot predict what actions the new Trump administration may take with respect to government contracts that were previously executed.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 64% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 36% of revenues were earned through leasing of lodging facilities (12)% and construction fee income (24)% for the nine months ended September 30, 2025. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into a multi-year construction and services agreement to provide construction of workforce housing, comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project”) and a North American critical minerals supply chain.  The all-inclusive Workforce Hub is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries.  Lithium Nevada has commenced site preparation and the Company is actively engaged in the construction of the Workforce Hub, which will be capable of supporting a population of approximately 2,000 individuals.  The Workforce Housing Contract has an initial term through 2027 with first occupancy beginning in September 2025 and substantial completion of the Workforce Hub anticipated by the end of 2025.  The Company will construct and provide full turnkey support for the Workforce Hub, including premium culinary offerings, facilities management, and comprehensive support services. During the construction phase of the contract, the Company will recognize revenue as costs are incurred in connection with the Thacker Pass Project under the percentage of completion method of accounting as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the HFS – South segment, the consumer price index impacting government contracts, government spending on housing programs, development activity in remote locations in support of critical mineral supply chains, including lithium supply chains, and data center development activity in remote locations.

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure, which we define as revenues less cost of sales, excluding community pre-opening costs, impairment, and depreciation of specialty rental assets to measure our financial performance.  Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight into the financial performance of our revenue streams without consideration of company overhead. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our budgets and internal projections and to prior period results for a given period in order to assess our performance.

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

Additionally, this segment included the facilities and operations provided under a lease and services agreement known as the PCC Contract with our NP Partner, backed by a U.S. government contract, to provide a suite of comprehensive service offerings in support of their aid efforts. As previously discussed, the PCC Contract was terminated effective February 21, 2025. The related assets associated with the PCC Contract continue to be included in this segment. The Company is actively engaged in re-marketing these assets.

WHS

The WHS segment includes one community in Winnemucca, Nevada to establish a new regional workforce hub network capacity for lithium and related critical mineral development as well as the Workforce Housing Contract for construction of workforce housing and delivery of comprehensive hospitality and facility services. The WHS segment also includes the Data Center Community Contract to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Government Segment

As discussed in the Economic Update section, the PCC Contract with the NP Partner was terminated effective February 21, 2025. The PCC Contract generated total revenue of approximately $36.3 million and $142.8 million for the nine months ended September 30, 2025 and 2024, respectively. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment.

As discussed in the Economic Update section, the STFRC Contract was terminated effective August 9, 2024.  The STFRC Contract was based on a fixed minimum lease revenue amount and for the three and nine months ended September 30, 2024, contributed approximately $8.7 million and $38.2 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025. The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and is subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period. The ramp up period was completed as scheduled in September 2025 with the maximum fixed minimum revenue amount now being recognized as of September 30, 2025. The DIPC Contract generated total revenue of approximately $11.7 million and $20.8 million, respectively, for the three and nine months ended September 30, 2025.

WHS Segment

As discussed in the Economic Update section, the Company originated the Workforce Housing Contract in February 2025. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $166.5 million of revenue over its initial term, with approximately $102.4 million of committed minimum revenue.  The Company anticipates that revenue realized in 2025 on the Workforce Housing Contract will be largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue.  The Workforce Housing Contract generated approximately $35.6 million and $54.8 million of revenue, respectively, for the three and nine months ended September 30, 2025, most of all of which is reported as construction fee income associated with construction services provided through September 30, 2025.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended September 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Services income	$56,010	$65,796	$(9,786)	(15)%
Specialty rental income	7,784	29,395	(21,611)	(74)%
Construction fee income	35,561	—	35,561	100%
Total revenue	99,355	95,191	4,164	4%
Costs:
Services	64,051	31,262	32,789	105%
Specialty rental	2,988	4,662	(1,674)	(36)%
Depreciation of specialty rental assets	14,371	14,057	314	2%
Gross Profit	17,945	45,210	(27,265)	(60)%
Selling, general and administrative	12,918	13,319	(401)	(3)%
Other depreciation and amortization	4,093	3,902	191	5%
Other expense (income), net	865	(2)	867	(43,350)%
Operating income	69	27,991	(27,922)	(100)%
Interest expense, net	458	3,813	(3,355)	(88)%
Income (loss) before income tax	(389)	24,178	(24,567)	(102)%
Income tax expense (benefit)	368	4,084	(3,716)	(91)%
Net income (loss)	(757)	20,094	(20,851)	(104)%
Less: Net income attributable to the noncontrolling interest	38	100	(62)	(62)%
Net income (loss) attributable to Target Hospitality Corp. common stockholders	$(795)	$19,994	$(20,789)	(104)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Total Revenue. Total revenue was $99.4 million for the three months ended September 30, 2025 and consisted of $56.0 million of services income, $7.8 million of specialty rental income and $35.6 million of construction fee income. Total revenue for the three months ended September 30, 2024 was $95.2 million, which consisted of $65.8 million of services income, and $29.4 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue was lower revenue in the Government segment led by the termination of the PCC Contract as previously discussed, and partially by lower revenue in HFS-South from lower ADR and lower utilization. This decrease was partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed, as well as growth in the WHS segment.  As discussed above, services income for the period included the PCC Contract Close-Out Payment of $11.8 million, which also partially offset the net decrease in services income.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment led by the termination of the PCC Contract, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

The decrease in services income and specialty rental income was offset by an increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025 in the WHS segment.

Cost of services. Cost of services was $64.1 million for the three months ended September 30, 2025 as compared to $31.3 million for the three months ended September 30, 2024. The increase in services costs is primarily due to an increase in costs of approximately $30.3 million in the WHS segment led by construction costs for the construction services activity under the Workforce Housing Contract. Additionally, costs associated with the Government segment driven by the reactivation of assets associated with the DIPC Contract increased by approximately $3.5 million. These cost increases were partially offset by the HFS-South segment costs, which decreased by approximately $0.6 million led by lower labor costs, and a decrease in services costs of approximately $0.3 million in the All Other category of operating segments driven by lower labor costs and catering food purchases as a result of lower customer activity.

Specialty rental costs. Specialty rental costs were $3.0 million for the three months ended September 30, 2025 as compared to $4.7 million for the three months ended September 30, 2024. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by the PCC Contract termination previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $14.4 million for the three months ended September 30, 2025 as compared to $14.1 million for the three months ended September 30, 2024. The increase in depreciation expense is primarily attributable to an increase in depreciation expense for specialty rental assets driven by growth in the WHS segment, partially offset by a decrease in depreciation expense of approximately $0.8 million associated with HFS-South specialty rental assets for certain site work assets that became fully depreciated during 2024.

Selling, general and administrative. Selling, general and administrative was $12.9 million for the three months ended September 30, 2025 as compared to $13.3 million for the three months ended September 30, 2024. The decrease in selling, general and administrative expense from the prior period was primarily driven by a decrease in transaction fees expense by approximately $1.9 million driven primarily by the prior period including costs associated with the evaluation of the offer from Arrow Holdings S.a.r.l. (“Arrow”), an affiliate of TDR, to acquire all of the outstanding common stock of the Company not owned by Arrow (the “Arrow Proposal”), and legal and professional fees decreased by approximately $0.2 million. This was partially offset by an increase in compensation and benefits of approximately $0.5 million, an increase in bad debt expense of approximately $0.4 million, an increase of approximately $0.3 million related to stock-compensation expense, an increase of approximately $0.1 million related to audit fees, an increase of approximately $0.2 million in other corporate expenses, and an increase in recruiting expenses of approximately $0.1 million.

Other depreciation and amortization. Other depreciation and amortization expense was $4.1 million for the three months ended September 30, 2025 as compared to $3.9 million for the three months ended September 30, 2024. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $0.9 million for the three months ended September 30, 2025 as compared to less than $(0.1) million for the three months ended September 30, 2024. The change in other expense (income), net was primarily driven by community pre-opening costs in the WHS segment.

Interest expense, net. Interest expense, net was $0.5 million for the three months ended September 30, 2025 as compared to $3.8 million for the three months ended September 30, 2024. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by a decrease in interest income earned on cash equivalents.

Income tax expense (benefit). Income tax expense (benefit) was $0.4 million for the three months ended September 30, 2025 as compared to $4.1 million for the three months ended September 30, 2024. The change in income tax expense (benefit) is primarily attributable to the decrease in income before taxes for the three months ended September 30, 2025 led by cost increases previously mentioned.

Consolidated Results of Operations for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Nine Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Services income	$146,584	$205,685	$(59,101)	(29)%
Specialty rental income	29,496	96,899	(67,403)	(70)%
Construction fee income	54,778	—	54,778	100%
Total revenue	230,858	302,584	(71,726)	(24)%
Costs:
Services	145,380	101,734	43,646	43%
Specialty rental	8,270	16,059	(7,789)	(49)%
Depreciation of specialty rental assets	41,627	43,643	(2,016)	(5)%
Gross Profit	35,581	141,148	(105,567)	(75)%
Selling, general and administrative	40,387	41,632	(1,245)	(3)%
Other depreciation and amortization	12,148	11,695	453	4%
Other expense (income), net	970	(158)	1,128	(714)%
Operating income (loss)	(17,924)	87,979	(105,903)	(120)%
Loss on extinguishment of debt	2,370	—	2,370	100%
Interest expense, net	5,724	12,673	(6,949)	(55)%
Change in fair value of warrant liabilities	—	(675)	675	(100)%
Income (loss) before income tax	(26,018)	75,981	(101,999)	(134)%
Income tax expense (benefit)	(3,884)	17,118	(21,002)	(123)%
Net income (loss)	(22,134)	58,863	(80,997)	(138)%
Less: Net income attributable to the noncontrolling interest	53	100	(47)	(47)%
Net income (loss) attributable to Target Hospitality Corp. common stockholders	$(22,187)	$58,763	$(80,950)	(138)%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Total Revenue. Total revenue was $230.9 million for the nine months ended September 30, 2025 and consisted of $146.6 million of services income, $29.5 million of specialty rental income and $54.8 million of construction fee income. Total revenue for the nine months ended September 30, 2024 was $302.6 million, which consisted of $205.7 million of services income, and $96.9 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry service. The main driver of the decrease in services income revenue was lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed, and partially by lower revenue in HFS-South led by lower ADR. This decrease was partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed, as well as growth in the WHS segment.  As discussed above, services income for the period included the PCC Contract Close-Out Payment of $11.8 million, which also partially offset the net decrease in services income.

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

Cost of services. Cost of services was $145.4 million for the nine months ended September 30, 2025 as compared to $101.7 million for the nine months ended September 30, 2024. The increase in services costs is primarily due to an increase in costs of approximately $45.6 million in the WHS segment led by construction costs for the construction services activity under the Workforce Housing Contract. Additionally, costs associated with the HFS-South segment increased by approximately $0.6 million led by an increase in catering food costs, which was driven by an increase in customer activity. These cost increases were partially offset by a decrease in services costs of approximately $1.3 million in the Government segment led by a decrease in occupancy from the contract terminations previously discussed, and a decrease in services costs of approximately $1.2 million in the All Other category of operating segments driven by a community that incurred lodge removal and transportation costs in the prior period that didn’t recur in the current period, and partially driven by approximately $0.2 million in lower labor costs.

Specialty rental costs. Specialty rental costs were $8.3 million for the nine months ended September 30, 2025 as compared to $16.1 million for the nine months ended September 30, 2024. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by the contract terminations previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $41.6 million for the nine months ended September 30, 2025 as compared to $43.6 million for the nine months ended September 30, 2024. The decrease in depreciation expense is primarily attributable to a decrease in depreciation expense associated with HFS-South specialty rental assets for certain site work assets that became fully depreciated during 2024, partially offset by an increase in depreciation expense for specialty rental assets of approximately $1.9 million driven by growth in the WHS segment.

Selling, general and administrative. Selling, general and administrative was $40.4 million for the nine months ended September 30, 2025 as compared to $41.6 million for the nine months ended September 30, 2024. The decrease in selling, general and administrative expense from the prior period was led by decreases in severance costs of approximately $1 million for certain terminated employees during the nine months ended September 30, 2024, amortization of system implementation costs also decreased by approximately $0.7 million from the prior year as such costs became fully amortized in 2024 as scheduled, a decrease in transaction fees expense by approximately $0.5 million driven primarily by the prior period including costs associated with the evaluation of the Arrow Proposal, a decrease in marketing and advertising costs as well as insurance costs collectively by approximately $0.2 million, and a decrease in compensation and benefits costs by approximately $0.1 million. . This was partially offset by an increase in bad debt expense of approximately $0.6 million, an increase in recruiting expenses of approximately $0.3 million, and an increase in other corporate expenses of approximately $0.4 million.

Other depreciation and amortization. Other depreciation and amortization expense was $12.1 million for the nine months ended September 30, 2025 as compared to $11.7 million for the nine months ended September 30, 2024. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $1.0 million for the nine months ended September 30, 2025 as compared to $(0.2) million for the nine months ended September 30, 2024. The increase in other expense was primarily driven by community pre-opening costs in the WHS segment.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.4 million for the nine months ended September 30, 2025 as compared to $0 for the nine months ended September 30, 2024. The increase in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025.

Interest expense, net. Interest expense, net was $5.7 million for the nine months ended September 30, 2025 as compared to $12.7 million for the nine months ended September 30, 2024. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by an increase in interest expense on the ABL Facility, and a decrease in interest income earned on cash equivalents.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represented the fair value adjustments to the previously outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end.  The change in fair value of the warrant liabilities was $0 for the nine months ended September 30, 2025 as compared to $(0.7) million for the nine months ended September 30, 2024 as a result of the Private Warrants expiring unexercised on March 15, 2024 as discussed in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

Income tax expense (benefit).  Income tax expense (benefit) was $(3.9) million for the nine months ended September 30, 2025 as compared to $17.1 million for the nine months ended September 30, 2024. The change in income tax expense (benefit) is primarily attributable to the decrease in income before taxes for the nine months ended September 30, 2025 led by a decrease in revenue and by cost increases previously mentioned.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended September 30, 2025 and 2024 ($ in thousands, except for Average Daily Rate).

				Percentage
	For the Three Months Ended September 30,		Amount of Increase	Change Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Government	$23,929	$53,482	$(29,553)	(55)%
HFS - South	35,559	38,033	(2,474)	(7)%
WHS	36,845	—	36,845	100%
All Other	3,022	3,676	(654)	(18)%
Total Revenues	$99,355	$95,191	$4,164	4%

Adjusted Gross Profit
Government	$15,058	$46,280	$(31,222)	(67)%
HFS - South	10,397	12,334	(1,937)	(16)%
WHS	6,542	—	6,542	100%
All Other	319	653	(334)	(51)%
Total Adjusted Gross Profit	$32,316	$59,267	$(26,951)	(45)%

Average Daily Rate
HFS - South	$70.24	$72.96	$(2.72)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets, certain severance costs, community pre-opening costs, and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $23.9 million for the three months ended September 30, 2025, as compared to $53.5 million for the three months ended September 30, 2024.

Adjusted gross profit for the Government segment was $15.1 million for the three months ended September 30, 2025, as compared to $46.3 million for the three months ended September 30, 2024.

Revenue decreased primarily due to the termination of the PCC Contract as previously discussed, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $33 million of the revenue decrease was attributable to the PCC Contract termination, partially offset by an increase in revenue of approximately $3.1 million attributable to the DIPC Contract mentioned above. Revenue for the three months ended September 30, 2025 also included the PCC Contract Close-Out Payment of $11.8 million previously discussed, which also partially offset the net decrease in revenue.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, and partially driven by higher costs due to higher occupancy driven by the DIPC Contract mentioned above.  The DIPC Contract drove an increase in costs of approximately $2.5 million, which was partially offset by a decrease in costs of approximately $0.9 million associated with community operations related to the PCC Contract, which was terminated as previously discussed.

HFS – South

Revenue for the HFS – South segment was $35.6 million for the three months ended September 30, 2025, as compared to $38.0 million for the three months ended September 30, 2024.

Adjusted gross profit for the HFS – South segment was $10.4 million for the three months ended September 30, 2025, as compared to $12.3 million for the three months ended September 30, 2024.

The decrease in revenue of approximately $(2.5) million was attributable to a decrease in ADR and utilization.

The decrease in adjusted gross profit of approximately $(1.9) million was primarily attributable to the decrease in revenue noted above, partially offset by a decrease in operational costs led by a decrease in labor costs.

WHS

Revenue for the WHS segment was $36.8 million for the three months ended September 30, 2025, as compared to $0 for the three months ended September 30, 2024.

Adjusted gross profit for the WHS segment was $6.5 million for the three months ended September 30, 2025, as compared to $0 for the three months ended September 30, 2024.

The increase in revenue of approximately $36.8 million was primarily attributable to the increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025.

The increase in adjusted gross profit of approximately $6.5 million was primarily attributable to the increase in revenue noted above, partially offset by higher costs due to construction activity and short-term costs incurred of approximately $1.3 million to mobilize existing assets to service the new Data Center Community Contract.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the nine months ended September 30, 2025 and 2024 ($ in thousands, except for Average Daily Rate).

	For the Nine Months Ended September 30,		Amount of Increase	Percentage Change Increase
	2025	2024	(Decrease)	(Decrease)
Revenue:
Government	$57,133	$180,948	$(123,815)	(68)%
HFS - South	107,794	113,198	(5,404)	(5)%
WHS	57,091	—	57,091	100%
All Other	8,840	8,438	402	5%
Total Revenues	$230,858	$302,584	$(71,726)	(24)%

Adjusted Gross Profit
Government	$33,156	$147,556	$(114,400)	(78)%
HFS - South	31,977	38,241	(6,264)	(16)%
WHS	11,498	—	11,498	(100)%
All Other	577	(1,006)	1,583	(157)%
Total Adjusted Gross Profit	$77,208	$184,791	$(107,583)	(58)%

Average Daily Rate
HFS - South	$69.98	$74.04	$(4.06)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets, certain severance costs, community pre-opening costs, and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Government

Revenue for the Government segment was $57.1 million for the nine months ended September 30, 2025, as compared to $180.9 million for the nine months ended September 30, 2024.

Adjusted gross profit for the Government segment was $33.2 million for the nine months ended September 30, 2025, as compared to $147.6 million for the nine months ended September 30, 2024.

Revenue decreased primarily due to the termination of the PCC Contract and the termination of the STFRC Contract as previously discussed, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $106.5 million of the revenue decrease was attributable to the PCC Contract, of which approximately $9.3 million was related to lower variable services revenue from the PCC Contract.  The remaining decrease in revenue of approximately $17.3 million was attributable to the STFRC Contract termination, partially offset by the DIPC Contract mentioned above. Note that revenue for the nine months ended September 30, 2025 included the PCC Contract Close-Out Payment of $11.8 million previously discussed, which also partially offset the net decrease in revenue.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs due to lower occupancy driven by the contract terminations previously discussed.  Approximately $6.9 million of the decrease in costs were associated with community operations related to the PCC Contract, while approximately $2.7 million of the decrease in costs were associated with community operations related to the STFRC Contract, partially offset by the DIPC Contract mentioned above.

HFS – South

Revenue for the HFS – South segment was $107.8 million for the nine months ended September 30, 2025, as compared to $113.2 million for the nine months ended September 30, 2024.

Adjusted gross profit for the HFS – South segment was $32.0 million for the nine months ended September 30, 2025, as compared to $38.3 million for the nine months ended September 30, 2024.

The decrease in revenue of approximately $(5.4) million was primarily attributable to a decrease in ADR, partially offset with an increase in customer activity.

The decrease in adjusted gross profit of approximately $(6.3) million was primarily attributable to the decrease in revenue noted above, and partially by an increase in operational costs led by an increase in catering food costs driven by an increase in customer activity.

WHS

Revenue for the WHS segment was $57.1 million for the nine months ended September 30, 2025, as compared to $0 for the nine months ended September 30, 2024.

Adjusted gross profit for the WHS segment was $11.5 million for the nine months ended September 30, 2025, as compared to $0 for the nine months ended September 30, 2024.

The increase in revenue of approximately $57.1 million was primarily attributable to the increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025.

The increase in adjusted gross profit of approximately $11.5 million was primarily attributable to the increase in revenue noted above, partially offset by higher costs due to construction activity and short-term costs incurred of approximately $1.3 million to mobilize existing assets to service the new Data Center Community Contract.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of September 30, 2025, the ABL Facility had unused available borrowing capacity of $175 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund any future debt service obligations, support our growth and diversification strategy discussed in Item 1, “Business” of the Company’s 2024 Form 10-K, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

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

Capital Requirements

During the nine months ended September 30, 2025, we incurred approximately $56.2 million in capital expenditures, with approximately $41.1 million driven by growth capital expenditures in the new WHS segment, and approximately $4.9 million driven by growth capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $7.0 million for the nine months ended September 30, 2025, while approximately $3 million was attributable to an increase in finance leases for commercial-use vehicles. As we pursue growth initiatives, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. We cannot assure you that needed capital will be available on acceptable terms or at all.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Nine Months Ended
($ in thousands)	September 30,
	2025	2024

Net cash provided by operating activities	$68,357	$121,123
Net cash used in investing activities	(41,171)	(23,421)
Net cash used in financing activities	(187,485)	(23,879)
Effect of exchange rate changes on cash and cash equivalents	18	(5)
Net increase (decrease) in cash and cash equivalents	$(160,281)	$73,818

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Cash flows provided by operating activities. Net cash provided by operating activities was $68.4 million for the nine months ended September 30, 2025 compared to $121.1 million for the nine months ended September 30, 2024.

The current period is down by approximately $(52.8) million when compared to 2024 driven by a decrease in cash collections from customers of approximately $68.1 million (led by the PCC Contract termination in the Government segment), a net increase in payments for operating expenses and payroll of approximately $6.1 million driven primarily by growth of the WHS segment, and a decrease in interest received by approximately $3 million (driven by a lower average outstanding cash balance in the current period that generated interest income). These decreases were partially offset by a $5.0 million decrease in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025. There was also a decrease in cash paid for income taxes of approximately $20 million.

Cash flows used in investing activities. Net cash used in investing activities was $41.2 million for the nine months ended September 30, 2025 compared to $23.4 million for the nine months ended September 30, 2024. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS segment related to the $15.5 million acquisition of community assets in January 2025 to support growth of the WHS segment and an increase in growth capital expenditures related to the construction of the Data Center Community to service the Data Center Community Contract in the WHS segment (the majority of which is being funded by the advance payments reported within cash flows from operations associated with the Data Center Community Contract previously discussed), partially offset by lower maintenance capital expenditures in the HFS-South segment, and lower growth capital expenditures in the Government segment.

Cash flows used in financing activities. Net cash used in financing activities was $187.5 million for the nine months ended September 30, 2025 compared to $23.9 million for the nine months ended September 30, 2024. This increase in net cash used in financing activities was primarily driven by the $181.4 million full redemption of the 2025 Senior Secured Notes on March 25, 2025 and the related payment of 2025 Senior Secured Notes debt extinguishment premium costs of $1.8 million, as well as the prior period including approximately $1.9 million of proceeds from the issuance of Common Stock from the exercise of options that didn’t recur in the current period, partially offset by the prior period including approximately $21.9 million for the repurchase of Common Stock as part of the share repurchase program.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of September 30, 2025 consisted of approximately $4.2 million of finance leases. The finance leases pertain to leases entered into during 2022 through September 30, 2025, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

The Company’s finance lease and other financing obligations as of December 31, 2024 consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the nine months ended September 30, 2025, all amounts drawn on the ABL Facility were fully repaid resulting in an outstanding balance of $0 as of September 30, 2025. The maturity date of the ABL Facility is February 1, 2028. Refer to Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility.

2025 Senior Secured Notes

As of September 30, 2025, none of the 2025 Senior Secured Notes remain outstanding as the remaining balance was paid off on March 25, 2025. Refer to Note 7 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the 2025 Senior Secured Notes.

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

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of September 30, 2025:

($ in thousands)	Total	Rest of 2025	2026	2027	2028
Operating lease obligations, including imputed interest(1)	$9,480	$2,495	$5,723	$1,259	$3
Total	$9,480	$2,495	$5,723	$1,259	$3
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the nine months ended September 30, 2025, we had three customers, who accounted for 24%, 16% and 10% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 19% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2025.

We had two customers for the nine months ended September 30, 2024 that accounted for 47% and 13% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 31% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2024.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the nine months ended September 30, 2025, we had one major supplier representing 15% of goods purchased. For the nine months ended September 30, 2024, we had one major supplier that represented 20% of goods purchased.

We provide services almost entirely to customers in the government and natural resource industries and as such, are almost entirely dependent upon the continued activity of such customers.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of September 30, 2025 as current portion of operating lease obligations and long-term operating lease obligations. Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of September 30, 2025.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $8.6 million and $9.6 million for the nine months ended September 30, 2025 and 2024 respectively. Rent expense included in services costs in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $2.9 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive income (loss) for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

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

Target Hospitality defines Adjusted gross profit, as gross profit plus depreciation of specialty rental assets and loss on impairment, certain severance costs, and excluding community pre-opening costs.

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment and leased assets, community pre-opening costs, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred legal, advisory fees, and other costs associated with certain transactions during 2024, including costs related to the evaluation of the Arrow Proposal. During 2025, such transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity associated with the 2025 Senior Secured Notes that were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be, for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including non-cash amortization of capitalized system implementation costs, claim settlements, business development related costs, and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Gross Profit	$17,945	$45,210	$35,581	$141,148
Depreciation of specialty rental assets	14,371	14,057	41,627	43,643
Adjusted gross profit	$32,316	$59,267	$77,208	$184,791

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(757)	$20,094	$(22,134)	$58,863
Income tax expense (benefit)	368	4,084	(3,884)	17,118
Interest expense, net	458	3,813	5,724	12,673
Loss on extinguishment of debt	—	—	2,370	—
Other depreciation and amortization	4,093	3,902	12,148	11,695
Depreciation of specialty rental assets	14,371	14,057	41,627	43,643
EBITDA	18,533	45,950	35,851	143,992

Adjustments
Other expense (income), net	865	(2)	970	(158)
Transaction expenses	103	1,958	3,635	4,119
Stock-based compensation	1,927	1,600	5,733	5,683
Change in fair value of warrant liabilities	—	—	—	(675)
Other adjustments	121	199	433	2,609
Adjusted EBITDA	$21,549	$49,705	$46,622	$155,570

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Nine Months Ended
($ in thousands)	September 30,
	2025	2024
Net cash provided by operating activities	$68,357	$121,123
Less: Maintenance capital expenditures for specialty rental assets	(7,012)	(17,982)
Discretionary cash flows	$61,345	$103,141

Purchase of specialty rental assets	(40,472)	(23,638)
Purchase of property, plant and equipment	(699)	(324)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	541
Net cash used in investing activities	$(41,171)	$(23,421)

Principal payments on finance and finance lease obligations	(1,807)	(1,223)
Principal payments on borrowings from ABL Facility	(75,000)	—
Repayment of 2025 Senior Secured Notes	(181,446)	—
Repurchase of Common Stock	—	(21,894)
Proceeds from borrowings on ABL Facility	75,000	—
Distributions paid to noncontrolling interest	(182)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3
Proceeds from issuance of Common Stock from exercise of options	—	1,850
Payment of debt extinguishment premium costs	(1,814)	—
Taxes paid related to net share settlement of equity awards	(2,236)	(2,615)
Net cash used in financing activities	$(187,485)	$(23,879)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2025, we had $0 of outstanding floating-rate obligations under our credit facility. This floating-rate obligation exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligation, which had no outstanding balance as of September 30, 2025.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, the following Section 16 officer of the Company adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K:

On August 11, 2025, Mark Schuck, the Company’s Senior Vice President of Investor Relations and Financial Planning, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Schuck may sell an aggregate 15,904 shares of Common Stock. The plan will terminate on  August 14, 2026.

During the three months ended September 30, 2025, no other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Target Hospitality Corp.

Dated: November 6, 2025	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer and Chief Accounting Officer