Form 10-K
period 2025-12-31
Target Hospitality Corp.
filed 2026-03-11
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $227,771,256.

There were 113,450,134 shares of Common Stock, par value $0.0001 per share, issued and 100,153,204 outstanding as of March 6, 2026.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2026 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Target Hospitality Corp.

Annual Report on FORM 10-K

December 31, 2025

Part I

Item 1. Business

Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company”, or “Target Hospitality” refer to Target Hospitality Corp. and its consolidated subsidiaries.

Overview

Our company, Target Hospitality, is one of the largest vertically integrated specialty rental and hospitality services companies in North America. We have an extensive network of geographically relocatable specialty rental accommodation units with 16,991 beds across 29 communities. A large portion of our specialty rental asset base is comprised of modular unit assets that are generally interchangeable across segments and geographies. We also operate 2 communities not owned or leased by the Company. A portion of our revenues is currently generated under contracts that include minimum revenue commitments, and nearly all of our revenues are earned through fully executed customer contracts. We expect to continue to enter into additional contracts that include minimum revenue commitments, and we expect these arrangements to comprise a larger share of our revenues going forward.

We believe our customers enter into contracts with us because of our differentiated scale and vertically integrated solutions, including the ability to deliver premier accommodations and in-house culinary and hospitality services across many key geographies in which they operate. For the year ended December 31, 2025, we generated revenues of approximately $321 million.  Approximately 58.5% of our revenue was earned from specialty rental with vertically integrated hospitality, specifically lodging and related ancillary services, whereas the remaining 14.3% of revenues were earned through leasing of lodging facilities and 27.2% of revenues were earned through construction fee income for the year ended December 31, 2025.

For additional information on our revenue related to the years ended December 31, 2025 and 2024, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Annual Report on Form 10-K.

Target Hospitality, though initially founded in 1978, began operating as a specialty rental and hospitality services company in 2006. Our Company operates across the U.S. and Canada, primarily in the Southwest, Nevada, and the Midwest U.S.. Target Hospitality provides comprehensive turnkey solutions to customers’ unique needs, from the initial planning stages through the full cycle of development and ongoing operations. We provide cost-effective and customized specialty rental accommodations, culinary services and hospitality solutions, including site design, construction, operations, security, housekeeping, catering, concierge services and health and recreation facilities.

We have established a leadership position in providing a fully integrated service offering to our large customer base, which is comprised of major companies supporting natural resource development, critical mineral development or data center infrastructure projects, as well as supporting a U.S. government service provider. Our Company is built on the foundation of the following core values: serve others with empathy, elevate the experience, pursue excellence, act with integrity and collaboration. We believe that when our team is living these values corporate responsibility comes naturally. The map below shows the Company’s community locations in North America:

BRITISH COLUMBIA
ALBERTA
Edmonton
Calgary
Vancouver
Thompson
MANITOBA
Saskatoon
SASKATCHEWAN
Regina
Winnipeg
ONTARIO
QUEBEC
Quebec
Ottawa
Seattle
WASHINGTON
Portland
OREGON
IDAHO
MONTANA
NORTH DAKOTA
MINNESOTA
SOUTH DAKOTA
WISCONSIN
Minneapolis
MICHIGAN
Toronto
NEW YORK
MAINE
Boston
WYOMING
Casper
Rapid City
Milwaukee
Detroit
Buffalo
PENNSYLVANIA
New York
Philadelphia
Chicago
IOWA
Des Moines
NEBRASKA
Omaha
NEVADA
Sacramento
San Francisco
Salt Lake City
UTAH
Denver
COLORADO
Colorado Springs
Cheyenne
KANSAS
Kansas City
Wichita
ILLINOIS
INDIANA
OHIO
Columbus
Pittsburgh
WEST VIRGINIA
St. Louis
MISSOURI
KENTUCKY
VIRGINIA
CALIFORNIA
Las Vegas
Los Angeles
San Diego
ARIZONA
Phoenix
Santa Fe
Albuquerque
NEW MEXICO
Tulsa
Oklahoma City
OKLAHOMA
ARKANSAS
Little Rock
Nashville
TENNESSEE
Memphis
Charlotte
NORTH CAROLINA
Raleigh
Columbia
SOUTH CAROLINA
Atlanta
GEORGIA
Birmingham
MISSISSIPPI
Lubbock
Forth Worth
Dallas
El Paso
TEXAS
Austin
Houston
San Antonio
New Orleans
FLORIDA
Orlando
PACIFIC OCEAN
ATLANTIC OCEAN
GULF OF MEXICO
TARGET HOSPITALITY
COMMUNITY LOCATIONS

TARGET® HOSPITALITY

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

This facility and service model is provided directly by our employees, who deliver the essential services 24 hours per day for 365 days a year. We provide all of the hospitality services at our sites, and as a result, we believe we deliver more consistent and high-quality hospitality services at each community compared to our peers. Our company and employees are driven by our primary objective of helping our customers’ workforce reach their full potential every day. Our professionally trained hospitality staff has the unique opportunity to live with our customers as most of our employees live on location at the communities where our customers’ workforce reside. This allows our employees to develop powerful customer empathy, so we are better able to deliver consistent service quality and care through the Target 12 platform each day. Our employees are focused on the “other 12 hours”—the time our customers and their employees are not working—making sure we deliver a well-fed, well-rested, happier, loyal, safer and more productive employee every day. What we provide our customers’ workforce “off the clock” optimizes their performance when they are “on the clock.” The investment our customers make in their employees’ “other 12 hours” is an essential part of their strategy and overall business and operations execution plan.

Using our expansive community network, unique core competencies and full-service turnkey hospitality solutions, we provide critical facilities and hospitality support services for fully integrated natural resource development companies, customers supporting critical mineral development, power generation, or data center infrastructure projects, as well as a contractor of the U. S. government. Our assets are well-suited to support the full lifecycle of development plans and we are able to scale our facility size to meet customers’ growing needs. We are well-positioned to continue serving our customers throughout the full cycle of their projects, which typically last for several decades. More broadly, our accommodations networks, combined with our integrated value-added hospitality and facilities services creates value for our customers by optimizing their engagement, performance, safety, loyalty, productivity, preparedness and profitability.

The Company’s vertically integrated asset base and long-lived modular fleet historically generate strong unit-level economics supported by recurring contracted revenue, low maintenance capital requirements, and disciplined capital-deployment practices.

Summary of Value-Added Services

We take great pride in the premium customer experience we offer across our range of community and hospitality services offerings. The majority of Target’s communities include in-house culinary and hospitality services. Our world-class culinary and catering professionals serve approximately 9,000,000 meals on average each year with fresh ingredients and many of our meals are made from scratch. We self-manage most culinary and hospitality services, which provides us with greater control over service quality as well as incremental revenue and profit potential. Our communities are designed to promote rest and quality of life for our customers’ workforces and include amenities such as:

Summary of Amenities at various Communities:

● Innovative Modular Design	● On-site Commissary
● Single Occupancy Design	● Media Lounges and WIFI Throughout
● Swimming Pool, Volleyball, Basketball courts	● Flat-Screen TVs in Each Room
● Commercial Kitchen	● 40+ Premium TV Channel Line-up
● Fast Food Lounges	● Personal Laundry Service
● Full & Self Service Dining Areas	● Individually Controlled HVAC System
● TV Sport/Entertainment Lounges/Golf Simulator	● Hotel Access Lock Systems
● Training/conference Rooms	● 24 Hour No-Limit Dining
● Core Passive Recreation Areas	● Self Dispensing Laundry
● Active Fitness Centers	● Commercial Laundry
● Lodge Recreation Areas	● Transportation to Project Site
● Locker/Storage/Boot-up Areas	● 24 Hour Gated Security
● Parking Areas	● Daily Cleaning & Custodial Service
● Waste Water Treatment Facility	● Professional Uniformed Staff

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
● 2008: Target provided catering/food services for 600 personnel in support of relief operations in aftermath of Hurricane Ike

● 2014: Target awarded contract and built 2,400-bed community for U.S. federal government (contract briefly terminated August 9, 2024 and was reactivated on March 5, 2025 with an anticipated term of five years)

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
● 2019: El Capitan addition of 200 beds
● 2019: El Capitan expansion 100 beds
● 2019: Seven Rivers expansion 200 beds
● 2021: Government Segment expansion 4,000 beds (related contract terminated effective February 21, 2025)
● 2022: Government Segment expansion approximately 2,000 beds (related contract terminated effective February 21, 2025)
● 2023: HFS – South Segment expansion 665 beds
● 2024: Entered into partnership with Chard Métis Dene Group to further expand business in Canada

● 2025: Target expanded services into the newly created Workforce Hospitality Solutions segment as a result of contracts with Lithium Nevada in Q1, the new Data Center Community Contract in Q3 and related expansions, and the Power Community Contract in Q4 adding up to approximately 3,300 beds under management, of which approximately 1,300 beds are owned and managed.

Industry Overview

We are one of the few vertically integrated specialty rental and hospitality services providers that service the entire value chain from site identification to long-term community development and facilities management. Our industry divides specialty rental accommodations into three primary types: communities, temporary worker lodges and mobile assets. We are principally focused on communities across several end markets, including natural resource development, critical mineral development, data center infrastructure projects, and the U.S. government.

Our Communities and Services

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

Our specialty rental modular assets and hospitality services deliver the essential services and accommodations when and where there is a lack of sufficient accessible or cost-effective housing, infrastructure or local labor. For example, in the U.S. natural resource development industry, many of the largest hydrocarbon reservoirs are in remote and expansive geographic locations, like the Southwestern portion of the U.S. and North Dakota where limited infrastructure exists. We support the development of these necessary natural resources by providing the fully-integrated and value-added hospitality services described above. Our communities and integrated hospitality services allow our customers to outsource their accommodations needs to a single provider, optimizing employee morale, productivity, safety, and loyalty while focusing their investment on their core businesses and long term planning.

Market Dynamics and Competitive Environment

The communities we own, operate, or manage, are subject to competition for residents from other private operators. We compete primarily on location, cost, the quality and range of services offered, our experience in the design, construction, and management of facilities, and our reputation.

Demand for accommodations and related services within the natural resource development end market is influenced by four primary factors: (i) available infrastructure, (ii) competition, (iii) workforce requirements, and (iv) capital spending. Anticipated capital spending, and our customers’ expectations for future capital spending as well as larger infrastructure requirements, influence customers’ development on current productive assets, maintenance on current assets, expansion of existing assets and development of new assets. In addition to capital requirements, different types of customer activity require varying workforce sizes, influencing the demand for accommodations. Also, competing locations and services influence demand for our assets and services.

Demand for accommodations and related services supporting data center infrastructure projects is influenced by the rapid expansion of cloud computing capacity, artificial intelligence workloads, and the resulting growth of hyperscalers and colocation facilities in remote or infrastructure-constrained regions. Construction and commissioning of these facilities often require substantial, highly specialized workforces that must be mobilized quickly and housed safely near project sites where adequate local housing, services, and infrastructure are limited or unavailable. These projects frequently involve multi-phase development timelines requiring sustained on-site labor, which drives consistent demand for scalable, turnkey workforce accommodations. Similar to our natural resource development customers, critical minerals development customers and data center operators often prefer single-provider solutions that deliver integrated hospitality, catering, housekeeping, and community management services, particularly when projects are located far from population centers. As a result, proximity to customer activities, project scale and duration, availability of regional labor, and the timing of customer capital spending on digital infrastructure all influence demand for our communities and integrated hospitality services.

Demand within our government end market is primarily influenced by immigration and deportation as well as federal governmental policy and budgets. Government sector demand for facilities is affected by a number of factors, including the demand for beds, general economic conditions and the size of the populations needing these services.

Another factor that influences demand for our rooms and services is the type of customer we are supporting. Generally, natural resource development customers require larger workforces during construction and expansionary periods and therefore have a higher demand for accommodations. Due to the contiguous nature of their land positions, a “hub and spoke” model is utilized. Customers that support natural resource development also require larger and more mobile workforces which, in many cases, consist of employees sourced from outside of the work areas. These employees, described as rotational workers, permanently reside in another region or state and commute to the regions served by our HFS – South segment on a rotational basis (often, two weeks on and one week off). Similarly, critical mineral development and large data center infrastructure projects often rely on substantial, specialized construction and commissioning workforces who may also be sourced from outside the immediate region and deployed on multi-week rotations, contributing to demand for our accommodations in areas where adequate local housing and supporting services are limited.

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

Demand for our services is dependent upon activity levels, particularly our customers’ capital spending on natural resource development activities, critical mineral development, data center infrastructure projects, and government housing programs. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for their medium and long-term commodity prices and annual government appropriations. While natural resource development and critical minerals development spending is generally influenced by customers’ views of commodity supply and demand dynamics and the outlook for medium- and long-term commodity prices, capital spending on data center infrastructure projects is primarily driven by growth in cloud computing capacity, artificial intelligence workloads, and the need for digital infrastructure expansion.

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

While our current footprint is primarily concentrated in natural resource development regions, demand associated with large data center infrastructure projects and related power generation may create opportunities to expand into additional geographies over time.

Business Strengths & Strategies

Strengths

●	Market Leader in Strategically Located Geographies. We are one of North America’s largest providers of turnkey specialty rental units with premium catering and hospitality services including 29 strategically located communities with 16,991 beds primarily in the highest demand regions of the southwestern U. S. as of December 31, 2025. As of December 31, 2025 we also operated 2 communities not owned or leased by the Company. Utilizing our large network of communities with the most bed capacity, particularly within the regions served by our Workforce Hospitality Solutions (“WHS”), HFS – South, and Government segments, we believe we are the only provider with the scale and regional density to serve all of our customers’ needs in these key areas. Additionally, our network and relocatable facility assets allow us to transfer the rental fleet to locations that meet our customer service needs across our segments allowing us to achieve a higher return on capital. We leverage our scale and experience to deliver a comprehensive service offering of vertically integrated accommodations and hospitality services that provides a compelling economic value proposition to our customers.

●	Long-Standing Relationships with Diversified Large Integrated Customers. We have long standing relationships with our diversified base of approximately 320 customers, which includes some of the largest blue-chip, investment grade natural resource development and integrated infrastructure companies in North America. In addition to formal contract agreements, our reputation for reliability and value has led to numerous word-of-mouth referrals from satisfied clients, contributing significantly to the growth and diversification of our customer base. Positive experiences shared among industry peers and decision-makers have played a vital role in expanding our business reach, reinforcing trust, and establishing new opportunities. We believe we have also established strong relationships as a subcontractor in our U.S. government end market with our prime contract partner and the federal agency we serve. We initially won one of our largest government sub-contracts in 2014 based upon our differentiated ability to develop and open a permanent large-scale facility in Dilley, Texas on an accelerated timeline, which was renewed and extended in 2016 and 2020 and ultimately led to an expansion of the Government segment, demonstrating our successful execution and customer satisfaction. Although the original contract to this facility was terminated effective August 9, 2024, we renewed our partnership with the prime contracting partner mentioned above on March 5, 2025 to reactivate our existing assets in Dilley, Texas. The relationships we have established over the past decade have been built on trust and credibility given our track record of performance and delivering value to our customers by providing a broad range of hospitality service offerings within a community atmosphere. Target’s customers’ willingness to enter into multi-year committed contracts, and our historical client retainment rate of over 90%, demonstrates the strength of these long-standing relationships.

●	Contracted Revenue and Exclusivity Produce Highly Visible, Recurring Revenue. The vast majority of our revenues are generated under multi-year contracts with exclusivity provisions, under which our customers agree to use our network for all their accommodation needs within the geographies we serve.

For the year ended December 31, 2025, approximately 16% of our revenues were comprised of minimum revenue amounts and approximately 100% of our revenues were under contract, including exclusivity. The weighted average length of our contracts is approximately 60 months and we have maintained a consistent client renewal rate of over 90% for the last 5 years. Our customers enter into long-term agreements and consistently renew their contracts to ensure that sufficient accommodations and hospitality services are in place to properly care for their large workforces. Our multi-year contracts and consistent renewal rates provide recurring revenue and high visibility on future financial performance.

●	Proven Performance and Resiliency Through the Various Economic Cycles. We believe our business model is generally well insulated from economic cycles because we utilize the same asset base across our operating segments, which allows us to efficiently optimize our modular assets and redeploy them, as warranted by customer demand.

●	Long-lived Assets Requiring Minimal Maintenance Capital Expenditures. Our long-lived specialty rental assets support robust cash flow generation. Our rental assets have an average estimated depreciable useful life of approximately 15 years with a residual value, and we typically recover our initial investment within the first few years of initial capital deployment. Our maintenance capital between 2021 and 2025 has ranged from approximately 2.5% to 5.4% of annual revenue with an average of 3.4% of annual revenue. We maintain low maintenance capital expenditures, as cleaning and routine maintenance costs are included in day-to-day operating costs and recovered through the average daily rates that we charge our customers. This continual care of our assets supports extended asset lives and the ongoing ability to operate with only nominal maintenance capital expenditures. The investment profile of our rental assets underpins our industry leading unit economics. Our contract discipline underpins our investment decision making and any spending on new growth investments is generally underwritten by contracts, with generally no speculative building. Generally, we do not invest capital unless we expect to meet our internal return thresholds. Due to the high revenue visibility from long-term contracts, we are poised to generate robust and stable cash flows driven by historical strategic growth investments and minimal future maintenance capital expenditure requirements.

Strategies

We believe that we can further develop our business by, among other things:

●	Expansion and Diversification Through Organic Growth, Acquisitions, Diversifying Our Service Offerings as well as our Customer base. We selectively pursue organic growth, and mergers and acquisitions related to specialty rental and hospitality services in the markets we currently serve as well as adjacent markets that offer existing complimentary services to ours. Leveraging our core competencies related to facilities management, culinary services, catering and site services, we believe that we can further scale these elements of our business and replicate it in other geographies and end markets. We continue to focus on strengthening our balance sheet through strong cash flow generation and prudent liability management to provide flexibility to execute upon targeted organic growth opportunities, acquisitions and business combinations that would be accretive to us while also diversifying our customer base, reducing customer concentration, and expanding our end markets.

●	Maintaining and Expanding Existing Customer Relationships. Growing and maintaining key customer relationships is a strategic priority. We fill existing bed capacity within our communities, while optimizing our inventory for existing customer expansion or for new customers. Keeping this balance provides us with flexibility and a competitive advantage when pursuing new contract opportunities as top-tier customers find enhanced value in the scale and flexibility of Target’s world class network, which supports their comprehensive and dynamic housing and food management requirements. With the scale of our accommodations network, a significant number of our key customers are commercially exclusive to Target Hospitality as their primary and preferred provider of accommodations and hospitality services throughout the U.S. or for a designated geographic area.

●	Enhancing Contract Scope and Services. One of our strategic focus areas is to enhance the scope and terms of our customer contracts. We intend to continue our historical track record of renewing and extending these contracts at favorable commercial and economic terms, while also providing additional value added services to our customers. For example, we have expanded our presence across multiple end markets within our WHS segment creating broad reaching opportunities to extend reach beyond our core accommodations platform. Intentionally growing revenue in attractive critical mineral development and data center infrastructure end markets, allowed us to high-grade contracts and significantly expand Target’s growth pipeline.

●	Disciplined Growth Capital Expenditures to Increase Capacity. We selectively pursue opportunities to expand existing communities and develop new communities to satisfy customer demand. We employ rigorous discipline to our capital expenditures to grow our business. Our investment strategy is generally to only deploy new capital with visibility—typically a contract—to revenue and returns to meet our internal return hurdles often with capital recovery mechanisms. We target high returns on invested capital and achieve these returns due to our high cash-on-cash margin profile.

●	Growing and Pursuing New Customer/Contract Opportunities. We continually seek additional opportunities to lease our facilities to customers in support of data center infrastructure projects and critical mineral development, natural resource development, and other third-party owners or operators in need of specialty rental and hospitality services. We have a proven track record of success in executing our specialty rental and facilities management model across several end markets for ongoing needs as well as major projects that have finite project life cycle durations. A strong national presence creates a platform to expand geographical reach into a wide range of industry applications, while significantly expanding Target’s long-term growth pipeline by utilizing existing core competencies to broaden service offerings across a variety of business and commercial applications. While special projects do not constitute a large portion of our business, it is typical for us to secure some special projects that can last anywhere from 1-5 years (or more). We have designated sales-related resources that focus on special finite life cycle projects and maintain a dynamic business pipeline which includes, but is not limited to, special projects across end markets.

●	Enhance Financial Strength and Create Shareholder Value. The Company follows a disciplined approach to maintaining and enhancing financial strength to create stockholder value. This strategy is centered on the Company’s ability to drive profitable growth, and maximize net earnings, cash flows and operating margins; maintain consistent financial policies to ensure a strong balance sheet, liquidity level and access to capital; and retain the financial flexibility needed to strategically allocate and deploy capital as circumstances change. The Company's disciplined financial approach also allows it to maintain sufficient liquidity and to reduce refinancing risk. The Company had total liquidity of approximately $183.3 million as of December 31, 2025, which consisted of up to $175 million of unused capacity under its ABL Facility, and cash and cash equivalents of $8.3 million. As of December 31, 2025, the Company had $0 drawn on its ABL Facility and no Debt outstanding, other than finance lease obligations.

Business Operations and Segments

Target Hospitality provides specialty rental and hospitality services, temporary specialty rental and hospitality services solutions and facilities management services across North America. The Company’s primary customers are customers supporting critical mineral development, power generation, or data center infrastructure projects in remote locations, investment grade natural resource development companies, a U.S. government related contractor, and other workforce accommodation providers operating in the regions served by our HFS – South segment. The Company’s specialty rental and hospitality and management services are highly customizable and are tailored to each customer’s needs and requirements. Target Hospitality is also an approved U.S. General Services Administration (“GSA”) contract holder and offers a comprehensive range of housing, deployment, operations and management services through its GSA professional services schedule agreement. The GSA contract allows U.S. federal agencies to acquire our products and services directly from Target Hospitality which expedites the commercial procurement process often required by government agencies.

Target Hospitality currently operates its business in three reportable segments: (i) HFS – South, which includes the facilities and operations in sixteen communities located across Texas and New Mexico; (ii) WHS, which includes construction and hospitality services provided to a community in Winnemucca, Nevada where there is insufficient housing and infrastructure solutions supporting critical mineral development and specialty rental and hospitality services provided to a community in the Southwestern United States where there is also insufficient housing and infrastructure solutions supporting the development of a regional data center campus; and (iii) government (“Government”), which includes the facilities, services and operations of (a) the residential center and the related support communities in Dilley, Texas (the “South Texas Family Residential Center” or the “Dilley Immigration Processing Center”) previously provided pursuant to a lease and services agreement with a national provider of migrant programming which was terminated effective August 9, 2024 and reactivated on March 5, 2025; and (b) several facilities in West Texas previously provided pursuant to its lease and services agreement with a leading national nonprofit organization (“NP Partner”) in support of their aid efforts, backed by a U. S. government contract, which was terminated effective February 21, 2025.

The table below presents the Company’s communities in the HFS – South, WHS, Government, and All Other category of operating segments as of December 31, 2025.

Segment	Community Name	Location	Status	Number of Beds
HFS - South	Orla North Lodge	Orla, Texas	Own/Operate	169
HFS - South	Orla South Lodge	Orla, Texas	Own/Operate	240
HFS - South	El Capitan Lodge	Orla, Texas	Own/Operate	429
HFS - South	Odessa West Lodge	Odessa, Texas	Own/Operate	805
HFS - South	Odessa East Lodge	Odessa, Texas	Own/Operate	280
HFS - South	Mentone Wolf Lodge	Mentone, Texas	Own/Operate	530
HFS - South	Midland Lodge	Midland, Texas	Own/Operate	870
HFS - South	Midland East Lodge	Midland, Texas	Own/Operate	197
HFS - South	Kermit Lodge	Kermit, Texas	Own/Operate	232
HFS - South	Kermit North Lodge	Kermit, Texas	Own/Operate	180
HFS - South	Carlsbad Lodge	Carlsbad, New Mexico	Own/Operate	496
HFS - South	Seven Rivers Lodge	Carlsbad, New Mexico	Own/Operate	640
HFS - South	Jal Lodge	Jal, New Mexico	Own/Operate	466
HFS - South	Big Spring Lodge	Big Spring, Texas	Own/Operate	487
WHS	New Frontier RV Lodge	Winnemucca, Nevada	Own/Operate	200
WHS	Thacker Pass Lodge (3)	Winnemucca, Nevada	Operate	N/A
WHS	Patton Springs Lodge	Afton, Texas	Own/Operate	310
Government	Dilley (Dilley Immigration Processing Center) (1)	Dilley, Texas	Own	2,556
Government	PCC (2)	Pecos, Texas	Own	2,000
Government	Pecos Blue Lodge (2)	Pecos, Texas	Own	1,000
Government	Delaware Lodge (2)	Orla, Texas	Own/Operate	425
Government	Lodge 118 (2)	Pecos, Texas	Own/Operate	1,402
Government	Pecos Trail Lodge (2)	Pecos, Texas	Own/Operate	308
Government & HFS - South	Skillman Station Lodge (2)	Mentone, Texas	Own/Operate	1,048
Government & HFS - South	Pecos South Lodge (2)	Pecos, Texas	Own/Operate	772
All Other	Williams County Lodge	Williston, North Dakota	Own/Operate	300
All Other	Judson Executive Lodge	Williston, North Dakota	Own/Operate	100
All Other	Watford City Lodge	Watford City, North Dakota	Own/Operate	334
All Other	Powder River Lodge (4)	Powder River, Wyoming	Operate	N/A
All Other	Cheecham Lodge	Alberta, Canada	Own/Operate	215
Total Number of Beds				16,991

(1) South Texas Family Residential Center Contract (as defined below) terminated on August 9, 2024. These community assets in Dilley, Texas previously leased under the South Texas Family Residential Center Contract were reactivated as of March 5, 2025 under a new contract with the same national provider of migrant programming.

(2) The PCC Contract (as defined below) associated with these communities terminated on February 21, 2025.

(3) Thacker Pass Lodge is operated and managed, but not owned under the Workforce Hub Contract effective February 14, 2025.

(4) The Company provides operational support, inclusive of catering and housekeeping services to support the Powder River Lodge.

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

As of December 31, 2025, with 16 communities and approximately 7,800 beds across HFS – South, we offer the largest network of turnkey specialty rental accommodations and hospitality services.

The HFS – South segment generated approximately 44% or $141.7 million of the Company’s revenue for the year ended December 31, 2025.

Workforce Hospitality Solutions

The WHS segment was created in 2025 and includes a diverse customer base with highly customized communities, with capabilities to expand to meet growing customer demand, supporting critical mineral development, power generation, and data center infrastructure projects.  Currently, WHS includes one community in Winnemucca, Nevada to establish a new regional workforce hub network capacity for lithium and related critical mineral development as well as the Workforce Housing Contract described below for construction of workforce housing and delivery of comprehensive hospitality and facility services. The WHS segment also includes the Data Center Community Contract described below to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community.

For the year ended December 31, 2025, the Company’s operations in the WHS segment included activity under a multi-year construction and services agreement (the “Workforce Housing Contract”) entered into in February 2025 with Lithium Nevada, LLC (“Lithium Nevada”). Under the Workforce Housing Contract, the Company is providing construction of workforce housing, facility services, and hospitality solutions in support of Lithium Nevada’s development of Thacker Pass (the “Thacker Pass Project”) and the broader North American critical minerals supply chain. The workforce housing community (the “Workforce Hub”) is located in Winnemucca, Nevada, near Thacker Pass, which contains one of the world’s largest known measured lithium resources. The Thacker Pass Project is expected to play a significant role in domestic lithium battery production. At the time the Workforce Housing Contract was executed, Lithium Nevada had commenced site preparation, and the Company began construction of the Workforce Hub. As of December 31, 2025, construction of the Workforce Hub was substantially complete. When fully operational, the Workforce Hub will be capable of supporting a population of approximately 2,000 individuals. The assets associated with the Workforce Hub that support this capacity are not owned by the Company. The Workforce Housing Contract has an initial term through 2027, with first occupancy that began in September 2025. In addition to constructing the Workforce Hub, the Company is providing turnkey operational support for the Workforce Hub, including culinary services, facilities management, and other support services. The Workforce Housing Contract is expected to generate approximately $175.2 million of revenue over its initial term, including approximately $111.1 million of minimum committed revenue. Revenue recognized during 2025 primarily consisted of construction-related fee income.

For the year ended December 31, 2025, the Company’s operations in the WHS segment also included a multi-year lease and services agreement (“Data Center Community Contract”) executed during the three months ended September 30, 2025 to construct and provide comprehensive facility services and hospitality solutions supporting the development of a regional data center campus located in the Southwestern United States (“Data Center Community” or the “Community”).  The Company is providing full turnkey support for the Data Center Community, including premium culinary offerings, facilities management, and comprehensive support services. The purpose-built and highly customized Community will support an initial population of 250 individuals, with the capability to expand to approximately 1,500 individuals.  Construction and mobilization of the Community for the initial 250 beds was completed as of September 30, 2025, and first occupancy of the Community began in September 2025 for the initial 250 beds. During the three months ended December 31, 2025, the scope of the Data Center Community Contract was expanded to add an additional 800 beds to the Data Center Community by June 2026, representing a 320% increase from the initial Community size, resulting in a customized and purpose-built community capable of supporting up to 1,050 individuals (“Expanded Community Contract”). The assets comprising the 1,050 beds supporting the Data Center Community will be owned and managed by the Company. The Company anticipates additional potential Community expansions to meet growing customer demand in future years. The Expanded Community Contract, which has an initial term through September 2027 for the initial 250 beds and an initial term through May 2028 for the additional 800 beds, is expected to generate approximately $134 million of committed minimum revenue over the initial terms, which includes advanced payments to be paid in installments during the initial construction and mobilization phase of the Expanded Community Contract to fund the initial construction and mobilization of the Community and related expansions. The Company utilized a portion of its existing asset portfolio to construct the premium Data Center Community and, during the year ended December 31, 2025, began receiving advanced payments from the customer to fund the construction and mobilization of the Community. The majority of the advance payments were received as of December 31, 2025, and are reflected as cash flows from operations during the year ended December 31, 2025.  The advanced payments were determined to be related to future services and will be amortized as revenue over the estimated term of the contract. The Data Center Community Contract began to generate revenue during the year ended December 31, 2025.

The Data Center Community contract described above demonstrates the Company’s rapid-deployment capabilities through scalable community expansions. The initial 250 bed community was completed in less than 60 days, underscoring the Company’s ability to rapidly scale infrastructure in response to customer workforce requirements.  Based on this demonstrated execution, the Company expects to continue delivering subsequent expansions on timelines consistent with the initial deployment throughout the life of the project.

In December 2025, the Company announced a 25-month contract award agreement to build and operate a community in Northern Nevada, supporting power generation expansion for mining and data center projects (the “Power Community Contract”). It is expected to generate approximately $35 million in revenue over its initial 25-month term starting in June of 2026, accommodate up to 250 individuals, and leverage the Company’s existing regional infrastructure with minimal capital investment of $8 million to $10 million. The operating results for this contract are expected to be reported within the WHS operating segment beginning in June of 2026 as the contract generated no operating revenues for the year ended December 31, 2025.

The WHS segment generated approximately 30% or $96.8 million of the Company’s revenue for the year ended December 31, 2025 and generated Adjusted Gross Profit of approximately $20.6 million, resulting in an adjusted gross margin of approximately 21%.

Management estimates the potential total addressable market opportunity for integrated workforce hospitality solutions supporting data center development, AI infrastructure, critical mineral development, and power generation projects to be approximately $18 billion. These estimates are based on historical hospitality-service input percentages applied to announced and expected U.S. infrastructure and advanced technology capital investment cycles.  Our estimates for the total addressable market are based on a number of internal and third-party estimates. We have not independently verified the information published by third-party sources, and our internal estimates are subject to uncertainty. Therefore, such estimates are inherently imprecise, and as a result, our estimates of the total addressable market for our services may prove to be incorrect, which may impair our growth and materially and adversely affect our business, financial condition and results of operations.

Government

The Government segment includes, but is not limited to, two primary end markets, immigration aid efforts and residential facilities, which make up approximately 22% of our revenue for the year ended December 31, 2025.

For the year ended December 31, 2025, the Company’s operations in the Government segment included a lease and services agreement with our NP Partner, backed by a committed U.S. government contract, to provide a suite of comprehensive service offerings in support of their aid efforts at a residential housing facility. During the year ended December 31, 2023, the Company executed a new contract with our NP Partner (“PCC Contract”), pursuant to an Indefinite Delivery, Indefinite Quantity Task Order between our NP Partner and the U.S. government, that became effective on November 16, 2023, with a one year base period through November 15, 2024, with an option to extend for up to four additional one year periods and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. In November of 2024, one of the four one year option period extensions was exercised with an annual minimum lease revenue of approximately $168 million supporting a community capable of serving up to 6,000 individuals. Effective February 21, 2025, the PCC Contract was terminated, but Target retained ownership of these assets, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its existing operating segments and other potential growth opportunities. Certain assets were redeployed to the WHS segment to service the requirements of the Data Center Community Contract previously described.  The Company is actively engaged in remarketing the remaining assets, as it pursues a strong pipeline of growth opportunities. These opportunities include a growing number of potential solutions supporting data center infrastructure projects within our WHS segment.

Target Hospitality built, leased and operated the South Texas Family Residential Center through a former sub-lease and services agreement with a national provider of migrant programming, which provided management services (“STFRC Contract”).  Effective August 9, 2024, the STFRC Contract was terminated, but these assets were reactivated as the Dilley Immigration Processing Center (“DIPC”) pursuant to a new sub-lease and services agreement with the same national provider of migrant programming (the “DIPC Contract”), effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term.  The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC is capable of supporting up to 2,400 individuals and provides an open and safe environment to appropriately care for the community population. The consistency of the community layout required no capital investment, allowing for seamless community reactivation. The Company is providing facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period was completed as scheduled as of September 30, 2025 with the maximum fixed minimum revenue amount now being recognized. The maximum fixed minimum revenue amount is based on utilization of 2,400 beds.  Target Hospitality owns the facility and provides select on-site services including catering, culinary, management, janitorial and light maintenance. The Dilley Facility includes 524,000 square feet of building space including residential housing units with 2,400 beds (excluding employee beds), as well as classrooms, a library, chapels, an infirmary with full medical, dental, pharmaceutical and x-ray capabilities, a dining hall, offices and an industrial laundry center.  The DIPC Contract is supported by an amended intergovernmental services agreement (“IGSA”) between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement (“ICE”).  As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

The Company holds a GSA designation, specifically our designation to maintain the professional services schedule (“PSS”) for logistics service solutions, which are designed to assist federal agencies in procuring comprehensive logistics solutions, including planning, consulting, management, and operational support when deploying supplies, equipment, materials and associated personnel. GSA’s PSS is a multiple award schedule (“MAS”) contract for innovative solutions, offered to federal, state and local governments, for their professional service’s needs. Having a PSS signifies that we have been vetted as a responsible supplier, our pricing has been determined to be fair and reasonable and we are in compliance with all applicable laws and regulations. PSS is one of the GSA’s schedule contracts, which are indefinite delivery, indefinite quantity (“IDIQ”), long-term contracts under the GSA MAS program. GSA schedule contracts were developed to assist federal employees in purchasing products and services and they contain pre-negotiated prices, delivery terms, warranties, and other terms and conditions which streamline the buying process.

The Government segment generated approximately 22% or $70.8 million of the Company’s revenue for the year ended December 31, 2025.

All Other

In addition to the three reportable segments above, the Company: (i) has facilities and operations for one community in Canada; (ii) has facilities and operations for three communities in North Dakota; and (iii) provides catering and other services to communities and other workforce accommodation facilities for the natural resource development industries not owned by Target Hospitality (“Facilities Management”).

The Company provides specialty rental and hospitality services including concierge, culinary, catering, maintenance, security, janitorial and related services at facilities owned by other companies. We currently provide Facilities

Management, culinary and catering and site services for one facility located in Wyoming for which we do not own the specialty rental accommodation assets.

Segment information for December 31, 2025 and 2024

For additional information on our segments, including HFS - South, WHS, Government, and All Other, related to December 31, 2025 and 2024, refer to Note 18 of our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

Customers and Competitors

For the year ended December 31, 2025, the Company’s principal customers included investment grade natural resource development companies, customers supporting critical mineral development, power generation, and data center infrastructure projects, and U.S. Government contractors. For the year ended December 31, 2025, the Company had three customers who accounted for  28%, 11% and 11% of our revenues, respectively.

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

The accommodation facilities market in our HFS-South and WHS segments are divided into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to our customers. Our HFS-South and WHS competitors primarily include small, independent businesses with a few locations, often with little to no contracts and with significantly fewer rooms, or RV parks that offer no turn-key services or modular accommodation solutions.

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

The Company’s Community and Services Contracts

For the year ended December 31, 2025, revenue related to the HFS – South segment represented approximately 44% of our revenue, revenue related to our Government segment represented 22% of our revenue, revenue related to the WHS segment represented 30% of our revenue, and All Other revenue represented 4% of our revenue.

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

The Company’s operations in the WHS segment consist of the multi-year construction and services Workforce Housing Contract previously described, as well as LSAs, which obligate the customer to pay a fixed minimum revenue amount, generally for a fixed number of rooms over a multi-year term regardless of occupancy. These arrangements also include comprehensive master services contracts that provide turnkey workforce housing solutions with fixed monthly lease charges for a committed room block, tiered meal-service pricing based on occupancy, and bundled transportation services together with minimum payment commitments and early-termination fees that create a stable and recurring revenue profile over the contract term.

For the year ended December 31, 2025, the Company’s operations in the Government segment included several facilities in connection with a lease and services agreement with the NP Partner, backed by a committed U.S. government contract, to provide a suite of comprehensive service offerings.  The Company’s relationship with its NP Partner in the Government segment began with an initial contract that commenced on March 18, 2021, with a total value of approximately $129 million. This agreement was significantly expanded in 2022, which provided a minimum annual revenue contribution of approximately $390 million, consisting of annual lease revenue and nonrecurring infrastructure enhancement revenue, along with occupancy-based variable services revenue that aligned with active community population. In 2023, the expanded contract was replaced by the PCC Contract, which maintained similar operational scope and structure, included four one-year extension options, and continued to provide occupancy-based variable services revenue tied to active community population. In 2024, the Company executed the first of these extension options along with an amendment to the PCC Contract, effective November 16, 2024, to support a community capable of serving up to 6,000 individuals, which provided a minimum annual revenue contribution of approximately $168 million. The PCC Contract remained in effect until its termination on February 21, 2025.

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

In addition, our customers include a U.S. government contractor, which means that we may, indirectly, be subject to various statutes and regulations applicable to doing business with the U.S. government. U.S. government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. If we fail to maintain compliance with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under its contracts or under the Federal Civil False Claims Act (the “False Claims Act”).

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

The Company employed approximately 902 people as of December 31, 2025. Our workforce is primarily comprised of full-time employees. Of the total population as of December 31, 2025, approximately 562 of our employees worked in the HFS – South segment, approximately 114 of our employees worked in the WHS segment, approximately 106 of our employees worked in the Government segment, and approximately 59 of our employees worked in the All Other segment. The remaining 61 employees worked in Corporate. None of the Company’s employees are unionized or members of collective bargaining arrangements.

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

•Employee wellness: The Company’s Safe & Healthy program is a comprehensive approach to wellness that encourages healthy behaviors and is intended to raise morale, productivity, and overall employee engagement. The program includes a health assessment, no cost preventive care through the medical plan, tobacco cessation support through our medical insurance carrier, and an employee assistance program. Approximately 40% of eligible employees participated in the Health & Safety program in 2025.

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

•Training and development: The Company is committed to the continued development of its people. We aim for all applicable new hires to attend new hire orientation training within 90 days of hire. Additionally, we offer a wide array of training solutions (classroom, hands-on and e-learning) for our employees. In 2025, our employees enhanced their skills through training, including cybersecurity, ethics, and safety training, leadership training and equipment-related training from our suppliers. Our performance process encourages performance and development check-ins throughout the year to provide for development at all levels across the Company.

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

Operational Risks

●	Our operations are and will be exposed to operational, economic, political and regulatory risks.
●	We face significant competition in the specialty rental sector.
●	The loss of any of our largest customers in any of our business segments could adversely affect our results of operations.
●	Our business depends on the quality and reputation of the Company and its communities, and any deterioration in such quality or reputation could adversely impact its market share, business, financial condition or results of operations.
●	We are subject to extensive procurement laws, regulations and procedures, including those that enable the U.S. government to terminate contracts for convenience.
●	Our natural resource development customers are exposed to a number of unique operating risks and challenges which could also adversely affect us.
●	Our business also depends on activity levels in critical mineral development and data center infrastructure industries, and reductions or delays in these projects could adversely affect our results of operations.
●	Our business is contract intensive. Servicing existing contracts may lead to customer disputes or delays in receipt of payments, and failure to retain our current customers, renew existing customer contracts, and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.
●	We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.
●	We may be adversely affected if customers reduce their specialty rental and hospitality services outsourcing.
●	Expansion into new markets exposes us to operational, regulatory, and execution risks.
●	Our operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our future revenue and financial condition and increase its costs and expenses.
●	Construction risks exist which may adversely affect our results of operations.
●	Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions.
●	Certain of our major communities are located on land subject to leases. If we are unable to renew a lease, we could be materially and adversely affected.
●	Third parties may fail to provide necessary services and materials for our communities and other sites.
●	It may become difficult for us to find and retain qualified employees, and failure to do so could impede our ability to execute our business plan and growth strategy.
●	Significant increases in operating costs, including raw material and labor costs, could increase our operating costs significantly and harm our profitability.
●	Our future operating results may fluctuate, fail to match past performance, or fail to meet expectations.

●	We are exposed to various possible claims relating to our business, and our insurance may not fully protect us.
●	Public health crises such as pandemics and their impact on business and economic conditions and government requirements could adversely affect our business, financial condition or results of operations.

Financial Accounting Risks

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our reported operating results.

Social, Political and Regulatory Risks

●	Failure to maintain food safety or comply with government regulations related to food and beverages may subject us to liability.
●	We may be unable to recognize deferred tax assets and, as a result, lose future tax savings, which could have a negative impact on our liquidity and financial position.
●	Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
●	We are subject to various laws and regulations, including those governing our contractual relationships with the U.S. government and a U.S. government contractor and the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business.
●	We are subject to various anti-corruption laws and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.
●	We may be exposed to certain regulatory and financial risks related to climate change and other environmental laws and regulations.
●	We may be subject to litigation, judgments, orders or regulatory proceedings that could materially harm our business.
●	We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.

Growth, and Development Risks

●	We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
●	Global, national or local economic movements could have a material adverse effect on our business.

Information Technology and Privacy Risks

●	Any failure of our management information systems could disrupt our business and result in decreased revenue and increased overhead costs.
●	Our business could be negatively impacted by security threats, including cybersecurity threats.

Risks Related to Our Indebtedness

●	Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.
●	We are, and may in the future become, subject to covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
●	Restrictions in Arrow Bidco’s existing and future debt agreements could limit our growth and our ability to respond to changing conditions.
●	Credit rating downgrades could adversely affect our businesses, cash flows, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

●	Our stock price has been and may continue to be subject to volatility, and this and other factors may affect elements of our capital allocation strategy such as share repurchases, acquisitions and debt reduction.
●	We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

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

The loss of any of our largest customers in any of our business segments could adversely affect our results of operations. For the year ended December 31, 2025, the Company had three customers who accounted for 28%, 11% and 11% of total revenue, respectively, and our five largest customers accounted for approximately 63% of our total revenue. Despite recent diversification discussed below, our business remains highly dependent on a limited number of large customers, including several in new end-markets such as critical minerals and data center infrastructure.  For a more detailed explanation of our customers, see the section of this Annual Report on Form 10-K entitled “Business”.

Following the termination of the PCC Contract, we pursued new business opportunities and sought to diversify our customer base.  During the year ended December 31, 2025, we secured new contracts from multiple customers across two of our business segments that replaced a substantial majority of the estimated remaining contract value associated with the terminated PCC Contract. Although newly awarded contracts have offset a substantial portion of the lost PCC Contract revenue, the loss of any of our largest remaining customers, delays in ramping the newly awarded contracts, or a sustained decrease in demand by any such customers could still result in a material reduction in revenues and could adversely affect our results of operations.

There can be no assurance that the newly awarded contracts will perform as expected, that utilization will materialize at anticipated levels, or that we will not experience future customer losses or reductions. Investors should carefully consider the continuing risks associated with customer concentration, including the potential adverse impact on our business, financial condition, and results of operations if we are unable to maintain or further diversify our customer relationships. In addition, the concentration of customers in the industries in which we operate may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, political, and industry conditions.  Further, our expansion into data center workforce solutions may increase exposure to a concentrated group of hyperscale technology customers whose project delays or cancellations could significantly reduce occupancy in our facilities and our revenues, thereby adversely impacting our business, results of operations, and financial condition.

As several of these customers are new and operate in emerging or rapidly evolving industries, we may face increased risks related to contract execution, project delays, or changes in customer capital spending.

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

Furthermore, our relationship with the U.S. government subjects us and our government contractor customer to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our or their business, financial condition, or results of operations. These operational risks and others associated with privately managing residential facilities could result in higher costs associated with staffing and lead to increased litigation. Lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for our facilities. Any court decision or government action that impacts our customers’ existing contract with the government could impact our subcontract for the facilities and result in a reduction in demand for our services or reputational damage to us and require us to devote a significant amount of time and expense to the defense of our operations and reputation, which could materially affect our business, financial condition, and results of operations.

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

Our business also depends on activity levels in critical mineral development and data center infrastructure industries, and reductions or delays in these projects could adversely affect our results of operations.

We provide workforce housing to support large-scale lithium mining and data center development projects located in remote locations. These projects may be subject to unique permitting, environmental, regulatory, technological, and execution risks distinct from our historical lodging and hospitality operations.  Demand for our services is therefore closely tied to the timing, funding, permitting, and overall activity of these projects. Any slowdown, delay, or cancellation, whether due to changes in customer capital spending, regulatory or environmental constraints, or project-specific challenges, could reduce occupancy and utilization of our assets.

Demand for our services is also sensitive to the capital spending on data center infrastructure to support artificial intelligence (“AI”) applications, which has seen rapid expansion in recent years. There is no assurance that such expansion will continue. If capital spending on data center infrastructure slows down, including due to adverse developments related to AI or changes in the way AI applications are supported, demand for our services may decline, which could have a material adverse effect on our financial condition or results of operations.

Accordingly, we could be impacted by disruptions to our data center customers’ operations caused by, among other things, any one of or all of the following singularly or in combination:

●a slowdown in worldwide economic activity or a decline in the demand for AI-related products and the data center end market;
●rising energy costs for and lack of energy capacity to support data center development and operations;
●lack of availability or failure of the required infrastructure necessary to maintain or to expand their operations;
●the breakdown or shortage of equipment and labor necessary to maintain their operations;
●risks associated with the AI and data center industry being subject to various regulatory approvals. Such risks may include governmental actions;
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

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility management contracts that, to a certain extent, are based on variable occupancy levels. We are dependent upon our customers and, with respect to our subcontract with the U.S. government, U.S. government agency, to provide occupants for facilities we operate. We cannot control occupancy levels at the facilities we operate. Under a variable rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Occupancy rates have decreased in the past and may decrease in the future, including as a result of changes in public policy or increased public resistance to our industry. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our revenues and profitability.

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

Our business and growth strategies depend in large part on customers outsourcing some or all of the services that we provide. We cannot be certain that these customer preferences for outsourcing will continue or that customers that have outsourced accommodations will not decide to perform these functions themselves or only outsource accommodations during the development or construction phases of their projects. For example, the Data Center Community Contract involves the provision of our services during the development phase of a regional data center campus. In addition, labor unions representing customer employees and contractors may oppose outsourcing accommodations to the extent that the unions believe that third-party accommodations negatively impact union membership and recruiting. The reversal or reduction in customer outsourcing of accommodations could negatively impact our financial results and growth prospects.

Expansion into new markets exposes us to operational, regulatory, and execution risks.

Our expansion into new markets such as critical mineral development and data center infrastructure exposes us to operational, regulatory, and execution risks for which we have more limited historical experience. These markets may require new technical capabilities, specialized labor, and compliance with complex permitting regimes. If we are unable to execute successfully in these markets, our financial results could be materially adversely affected.

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

Our financial performance is dependent on the level of demand for our facilities and services, which is sensitive to the level of demand within various sectors, in particular, the natural resource development, AI data center infrastructure projects, and government end-markets. Each of these sectors is influenced not only by the state of the general global economy but by a number of more specific factors as well. For example, demand for workforce accommodations within the natural resources sector may be materially adversely affected by a decline in global commodity prices. Demand for our facilities and services may also vary among different localities or regions. The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate, for example data center development cycles may fluctuate based on cooling-infrastructure availability, supply-chain delays in electrical components, and shifts in cloud and AI infrastructure investment, resulting in variability in occupancy levels at our communities. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for our products and services, which may materially adversely affect our business, results of operations, and financial condition.

Certain of our major communities are located on land subject to leases. If we are unable to renew a lease, we could be materially and adversely affected.

Certain of our major communities are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold interest in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an average term of five years and generally contain unilateral renewal provisions. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

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

We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, fuel and other products to construct and perform periodic repairs, modifications and refurbishments to maintain physical conditions of our facilities as well as the construction of our communities and other sites. The volume, timing, and mix of such work may vary quarter-to-quarter and year- to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new facilities and also increase the construction, repair, and maintenance costs of our facilities. We also have experienced and in the future may experience building material shortages, which have led to and may in the future lead to delays in our construction projects. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our costs for new facilities and incur higher operating costs that we may not be able to recoup from customers through changes in pricing, which could have a material adverse effect on our business, results of operations and financial condition.

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
●changes in end-user demand requirements, including variable occupancy levels associated with contracts with revenue driven off of actual occupancy or utilization levels;
●the mix, by state and region, of our revenue, personnel, and assets;
●movements in interest rates, or tax rates;
●changes in, and application of, accounting rules;
●changes in the regulations applicable to us;
●litigation matters;
●the success of large scale capital intensive projects;
●liquidity, including the impact of our debt service costs;

●attrition and retention risk; and
●The finite duration and milestone-based nature of certain large construction projects, particularly within the WHS segment. Construction fee income related revenue in particular may not repeat at prior levels.

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

We have goodwill associated with the HFS-South segment, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets associated with the HFS-South segment. As of December 31, 2025, we had approximately $41.0 million and $39.3 million of goodwill and other intangible assets, net, respectively, in our statement of financial position, which represents approximately 7.7% and 7.4% of total assets, respectively. We review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. Any impairment charges could adversely affect our reported results of operations and financial condition.

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

We are subject to various laws and regulations, including those governing our contractual relationships with the U.S. government and a U.S. government contractor and the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business.

Our customers include a U.S. government contractor, which means that we may, indirectly, be subject to various statutes and regulations applicable to doing business with the U.S. government. These types of contracts customarily contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify our customers’ federal government contracts, in whole or in part, at the government’s convenience. Under general principles of U.S. government contracting law, if the government terminates a contract for convenience, the terminated party may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source. In addition, our or our customers’ failure to comply with these laws and regulations might result in administrative penalties or the suspension of our customers’ government contract or debarment and, as a result, the loss of the related revenue which would harm our business, results of operations and financial condition. We are not aware of any action contemplated by any regulatory authority related to any possible non-compliance by or in connection with our operations.

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

If we fail to maintain compliance with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under its contract or under the False Claims Act. The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the U.S. government. The False Claims Act statute provides for treble damages and other penalties and, if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the U.S. government. Any penalties, fines, suspension or damages could adversely affect our financial results as well as our ability to operate our business.

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

Growth, and Development Risks

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

While we have a cybersecurity program, including an incident response plan, designed to protect and preserve the integrity of our information systems, the Company also maintains cybersecurity insurance in line with industry standards to manage potential liabilities resulting from specific cyber-attacks. However, it is important to note that no system is fully immune from attack and although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner.

Risks Related to Our Indebtedness

Global capital and credit markets conditions could materially adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to it.

Although the redemption of our $181.4 million in aggregate principal amount of 10.75% senior secured notes due June 15, 2025 (the “2025 Senior Secured Notes”) improved our leverage profile, our growth strategy continues to depend on access to capital markets and the ABL Facility. Any reduction in availability under the ABL Facility due to a decrease in the borrowing base or for other reasons could impact our liquidity.

In the future, we may need to raise additional funds to, among other things, improve or expand our operations, respond to competitive pressures or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to achieve our business or strategic objectives or compete effectively. Our ability to pursue certain future opportunities may depend in part on our ongoing access to debt and equity capital markets. We cannot assure you that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth.

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

As of December 31, 2025, we had $0 of total indebtedness, excluding finance lease obligations.

The ABL Facility, as well as any instruments that will govern any future debt obligations, contain covenants that impose significant restrictions on the way Arrow Bidco and its subsidiaries can operate, including restrictions on the ability to:

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

Although these limitations will be subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Arrow Bidco’s ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If Arrow Bidco defaults on their obligations under the ABL Facility, then the relevant lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under the ABL Facility, or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full the ABL Facility, or such other debt.

The ABL Facility also requires our subsidiaries to satisfy specified financial maintenance tests. The ability to meet these tests could be affected by deterioration in our operating results, as well as by events beyond our control, including increases in raw materials prices and unfavorable economic conditions, and we cannot assure you that these tests will be met. As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on December 29, 2025,  the Company amended the ABL Credit Facility on December 23, 2025 to revise the Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) covenant that the Company must comply with during calendar 2026, to provide additional flexibility in connection with the timing of anticipated capital expenditures associated with planned growth projects. If an event of default occurs under the ABL Facility, the lenders thereunder could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, Target Hospitality’s assets may not be sufficient to repay in full that indebtedness and its other indebtedness then outstanding.

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

The ABL Facility contains a number of significant covenants including covenants restricting the incurrence of additional debt. The credit agreement governing the ABL Facility requires Arrow Bidco, among other things, to maintain certain financial ratios or reduce our debt. These restrictions also limit our ability to obtain future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the ABL Facility impose on it. In addition, complying with these covenants may also cause us to take actions that are not favorable to our securityholders and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

As part of our capital allocation strategy, since November 2022, the Company’s Board of Directors has authorized several share repurchase programs. Decisions regarding share repurchases and dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of our Common Stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of, our share repurchase programs could have a negative effect on the price of our Common Stock.  Our share repurchase program could change, and would be influenced by several factors, including business and market conditions. During the year ended December 31, 2025, no share repurchases were made. As of December 31, 2025, the stock repurchase program had a remaining capacity of approximately $66.6 million. For more information on our dividends and share repurchase programs, see “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities”.

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

Arrow Holdings and MFA Global S.a r.l., entities controlled by TDR Capital, together beneficially owned approximately 65% of our outstanding shares of Common Stock as of December 31, 2025. As a result of its ability to control a significant percentage of the voting power of our outstanding Common Stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Information technology (“IT”), digital information and automation are essential components of the Company’s operations and growth strategy. The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard information systems and protect the availability, integrity and confidentiality of our data. The Cybersecurity Risk Management & Oversight Committee (consisting of the Senior Vice President of Business Applications & Digital Transformation, Vice President of IT, a member of our IT department, a senior member of our Legal department, and a member of Operations) sets IT risk strategy and makes risk-informed decisions related to our technology, which includes the assessment and response to cybersecurity risk. For purposes of this Item 1C disclosure, we refer to the Cybersecurity Risk Management & Oversight Committee as the “Cybersecurity Committee.”

The Company has integrated cybersecurity into its broader internal controls framework. The Company maintains a cybersecurity program overseen by the Cybersecurity Committee and is informed by key industry frameworks including the National Institute of Standards and Technology (“NIST”). In addition, we have set Company-wide policies and procedures concerning transactional workflow approvals, multifactor authentication, antivirus protection, confidential information and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process and are approved by appropriate members of senior management.

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

We view cybersecurity as a shared responsibility. The Company maintains a formal information security training program for all employees that includes annual training on matters such as phishing and email security best practices. Employees are also required to complete annual compulsory training on data privacy. Security training is specialized based on employee roles.

Personnel

The Cybersecurity Committee is responsible for assessing and managing cybersecurity risk, which includes prevention, mitigation, detection, and remediation of cybersecurity incidents. The Cybersecurity Committee members collectively have relevant expertise in cybersecurity through appropriate experience, education, and in certain cases, industry-recognized certifications.

The Cybersecurity Committee works closely with other members of executive management to ensure that the Company has effective communication and understanding of its cybersecurity risk management.

The members of the Cybersecurity Committee work together to inform the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) on cybersecurity risks at least quarterly. These reports include, among other things, current cybersecurity risk posture, status of projects to strengthen the Company’s information security systems, the effectiveness of our cybersecurity policies, procedures, and strategies, and any significant cybersecurity incidents that have occurred.

Third Party Engagement

The Company engages third-party expertise as part of the broader internal controls framework. These experts include independent cybersecurity assessors, consultants, and our internal audit team who evaluate and stress-test the Company’s networks, policies, cybersecurity technologies and preventative measures. Third-party experts evaluate the effectiveness of our cybersecurity program against industry standards and established frameworks, such as those set by NIST guidelines. The Company also engages an independent managed detection and response provider as an extension of the Company’s cybersecurity team.

Oversight of Third-Party Risk

The Company implements stringent processes to oversee and manage risks associated with third-party service providers. Upon initial engagement with third-party providers, the Company researches the vendor’s cybersecurity and threat reputation. We then require a completed security questionnaire and any relevant documentation including System and Organization Controls (“SOC”) 1 or SOC 2 reports, non-disclosure agreements (as appropriate), and evidence of cybersecurity insurance (as applicable). This documentation is compiled and assessed by the Cybersecurity Committee and documented in a workflow approval process. Existing vendors are evaluated bi-annually, and any updates to their cyber posture are documented in the same fashion. The internal business owners of cloud-based applications are required to perform and document user access reviews at least quarterly.

Governance

Our Audit Committee is actively engaged in the oversight of the Company’s information security program. The Audit Committee receives reports on these matters from management at least quarterly, which includes discussion of management’s actions to identify and respond to threats, key performance indicators reflecting cybersecurity posture, and status of recent cybersecurity related initiatives. In addition, the Audit Committee periodically evaluates our cybersecurity strategy to ensure its effectiveness and, if appropriate, includes a review from third-party experts.

Cybersecurity Risk Management & Oversight Committee’s Role Managing Risk

The Cybersecurity Committee continuously updates its approach on cybersecurity to safeguard the Company’s sensitive information and assets based on assessments mentioned above. The program is supported by an organizational structure that reflects support from across the business.

While processes and technologies are in place to reduce the likelihood and potential impact of cybersecurity incidents, the Company has established incident response procedures to address a cybersecurity threat should one occur.  The Company’s cybersecurity incident response plan (the “Response Plan”) provides for a timely and consistent response to actual or attempted cybersecurity incidents impacting the Company. The Response Plan includes (1) detection, (2) analysis, which may include timely notice to our Board and public disclosure if deemed material or appropriate, (3) containment, (4) eradication, (5) recovery and (6) post-incident review.

Risks from Cybersecurity Threats

We are exposed to, and may be adversely affected by, interruptions to our computer and IT systems and sophisticated cyber-attacks, including third-party compromise. To date, we have, from time to time, experienced attempted threats to our data and systems. As of the date of this report, no risk from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company’s results of operations or financial condition. For more information about the cybersecurity risks we face, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

Our corporate headquarters are located in The Woodlands, Texas. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office. Except as indicated, we own all of the real property at the locations listed below. Subject to certain exceptions, substantially all of our owned personal property and material real property in the U.S. are encumbered under our ABL Facility. We do not believe that the encumbrances will materially detract from the value of our properties, nor will they materially interfere with their use in the operation of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 – Debt to the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information concerning our ABL Facility (as defined below). For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this Annual Report on Form 10-K.

	Location	Description
HFS – South
	Pecos, Texas	Pecos South Lodge(1)
	Orla, Texas	Orla North Lodge
	Orla, Texas	Orla South Lodge
	Orla, Texas (leased land)	El Capitan Lodge
	Odessa, Texas (owned and leased land)	Odessa West Lodge
	Odessa, Texas	Odessa East Lodge
	Mentone, Texas (leased land)	Mentone Wolf Lodge
	Mentone, Texas (leased land)	Skillman Station Lodge(1)
	Midland, Texas	Midland Lodge
	Midland, Texas	Midland East Lodge
	Kermit, Texas (leased land)	Kermit Lodge
	Kermit, Texas	Kermit North Lodge
	Carlsbad, New Mexico (leased land)	Carlsbad Lodge
	Carlsbad, New Mexico (leased land)	Seven Rivers Lodge
	Jal, New Mexico (owned and leased land)	Jal Lodge
	Big Spring, Texas	Big Spring Lodge

WHS
	Winnemucca, Nevada	New Frontier RV Lodge
	Afton, Texas (leased land)	Patton Springs Lodge

Government
	Dilley, Texas (leased land)	Dilley (Dilley Immigration Processing Center (2))
	Pecos, Texas (owned and leased land)	PCC (3)
	Pecos, Texas (leased land)	Pecos Blue Lodge (3)
	Orla, Texas	Delaware Lodge (3)
	Mentone, Texas (leased land)	Skillman Station Lodge(1) (3)
	Pecos, Texas	Lodge 118 (3)
	Pecos, Texas	Pecos Trail Lodge (3)
	Pecos, Texas	Pecos South Lodge(1) (3)

Other
	Canada (leased land)	Cheecham Lodge
	Williston, North Dakota	Williams County Lodge
	Williston, North Dakota	Judson Executive Lodge
	Watford City, North Dakota (leased land)	Watford City Lodge
(1)	Location was shared between the HFS – South and Government segments until the PCC Contract terminated.

(2)	STFRC Contract terminated on August 9, 2024. These community assets in Dilley, Texas previously leased under the STFRC Contract were reactivated as of March 5, 2025 under the DIPC Contract.
(3)	The PCC Contract (as previously defined) associated with these locations terminated on February 21, 2025.

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

Holders

As of December 31, 2025, there were twelve holders of record of our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held on record by banks, brokers and other financial institutions.

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

Warrants

Platinum Eagle Acquisition Corp., our legal predecessor (“Platinum Eagle”), issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”) and in a private placement concurrently with its initial public offering (the Private Warrants and, together with the Public Warrants, the “Warrants”). The Warrants expired at 5:00 pm New York City time on March 15, 2024.

As of December 31, 2025, there were no Warrants outstanding. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

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

The graph below compares the cumulative total return of our Common Stock from December 31, 2020, through December 31, 2025, with the comparable cumulative return of two indices, the Russell Broadbased Total Returns and the Nasdaq US Benchmark TR Index. The graph plots the change in value of an initial investment in each of our Common Stock, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. No share repurchases were made during the year ended December 31, 2025. As of December 31, 2025, 13,296,930 shares of Common Stock for an aggregate price of $57.3 million were held in treasury stock (at cost). As of December 31, 2025, the stock repurchase program had a remaining capacity of approximately $66.6 million.

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

On May 22, 2025, the Company’s stockholders approved an amendment to the Plan to increase the number of shares authorized under the plan by 5,000,000 shares.

Please refer to Note 16 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for details of the forms of Executive Nonqualified Stock Option Award Agreements, the forms of Executive Restricted Stock Unit Agreements, the form of Executive Stock Appreciation Rights Award Agreement, and the forms of Executive Performance Stock Unit Agreements.

As of December 31, 2025, 15,036,871 securities had been granted under the Plan, excluding 116,837 Restricted Stock Units (“RSUs”) paid in cash, and including 1,578,537 of Stock Appreciation Right Awards (“SARs”), which  were settled in cash.

Information on our equity compensation plans can be found in the table below.

	Equity Compensation Plan Information
Plan Category	Common shares to be issued upon Exercise of Outstanding Options, Restricted Stock Units, and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the first column in this table)
Equity compensation plan approved by Target Hospitality stockholders(1)	4,905,707	$7.52	2,645,618
Equity compensation plans not approved by security holders	—	—	—
Total	4,905,707	$7.52	2,645,618
(1)	The number of common shares reported in Column (a) excludes shares associated with grants that were withheld for tax liabilities and grants that were forfeited or expired on or before December 31, 2025, as shares associated with grants that were withheld for tax liabilities and forfeited and expired grants are available for reissuance under the Plan. The amounts and values in Column (a) comprise 1,290,634 equity-based RSUs at a weighted average grant price of $6.80, 3,269,846 equity-based PSUs (assumed at a payout of 100% of Target) at a weighted average grant price of $2.64, and 345,227 stock options at a weighted average exercise price of $7.52. For additional information on the awards outstanding under the Plan, see Note 16 in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K.

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
●our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS-South, WHS, and Government segments;
●our ability to execute, expand, and manage WHS projects supporting critical mineral development, power generation, and data center infrastructure projects;
●our ability to achieve margin improvement through the effective servicing of the new contracts we entered into during 2025, including the Expanded Community Contract, the Power Community Contract, the DIPC Contract, and the services portion of the Workforce Housing Contract (each as defined below);
●effective management, utilization, and performance, of our communities (including workforce hubs);
●natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;
●the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;
●the effect of changes in state building codes on marketing our buildings;
●changes in demand within a number of key industry end-markets and geographic regions, including natural resources, critical minerals, and data center/AI infrastructure;
●changes in customer capital spending, project schedules, or end-user demand that may result in delays, non-renewals, or cancellations of contracts, including the contract that is terminable for convenience in the Government segment;
●our reliance on third party manufacturers, suppliers, and service providers;
●our ability to attract and  retain key personnel and maintain workforce availability for specialized hospitality and construction operations;
●increases in raw material, food, labor, or other operating costs;
●the effect of impairment charges on our operating results;
●our future operating results fluctuating, failing to match performance or to meet expectations;
●our exposure to various possible claims and the potential inadequacy of our insurance coverage;
●unanticipated changes in our tax obligations;
●our obligations under various laws and regulations, including those applicable to government contracts;
●the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;
●our ability to successfully acquire and integrate new operations;
●global, national, or local economic and political developments, including any changes in policy under the current or any future U.S. presidential administrations;
●federal government budgeting and appropriations;
●our ability to manage credit risk and collect on our accounts receivable;
●our ability to fulfill our public company obligations;
●cybersecurity threats, incidents, or failures of our management information systems; and
●risks related to our liquidity, access to capital markets, and obligations under existing or future debt agreements, including compliance with financial covenants.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and our management’s current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of  December 31, 2025, our network included 29 communities to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

In February 2025, the Company entered into the Workforce Housing Contract to provide construction of workforce housing, facility services, and hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (the “Thacker Pass Project”) and a North American critical minerals supply chain.  The workforce housing community, located in Winnemucca, Nevada (“Workforce Hub”) is located near Thacker Pass, which contains one of the largest known measured lithium resources.  The Thacker Pass Project is expected to play a significant role in the domestic production of lithium batteries.  At the time of entering into the Workforce Housing Contract, Lithium Nevada had commenced site preparation, and the Company began construction of the Workforce Hub.  As of December 31, 2025, construction of the Workforce Hub was substantially complete.  When fully operational, the Workforce Hub will be capable of supporting a population of approximately 2,000 individuals.  The assets associated with the Workforce Hub that support this capacity are not owned by the Company.  The Workforce Housing Contract has an initial term through 2027 with first occupancy that began in September 2025. In addition to constructing the Workforce Hub, the Company is providing turnkey operational support for the Workforce Hub, including culinary services, facilities management, and other support services. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $175.2 million of revenue over its initial term, with approximately $111.1 million of committed minimum revenue.  Revenue recognized during 2025 on the Workforce Housing Contract is largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. This contract activity is reported within the newly formed WHS segment.

In February 2025, the Company received notice that the U.S. government terminated the PCC Contract with the Company’s NP Partner, effective immediately on February 21, 2025 (“PCC Termination Effective Date”), and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date.  The Company provided facility and hospitality solutions to the NP Partner under the PCC Contract utilizing the Company’s owned modular assets and real property, capable of supporting up to 6,000 individuals. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. In connection with the PCC Contract termination, on August 1, 2025, the Company entered into an agreement with the NP Partner related to the close-out and settlement of the PCC Contract. The agreement provided the Company with reimbursement for certain costs incurred following the termination of the PCC Contract and resulted in a payment to the Company of approximately $11.8 million (“PCC Contract Close-Out Payment”), which was received in cash and recognized as revenue during the year ended December 31, 2025 and is included as a component of services income for the year ended December 31, 2025 and is included as a component of cash flows from operations for the year ended December 31, 2025. No further payments are expected from the PCC Contract. The PCC Contract generated total revenue of approximately $36.3 million (inclusive of the PCC Contract Close-Out Payment) and $186.4 million for the years ended December 31, 2025 and 2024, respectively. The Company retained ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities. Certain assets previously associated with servicing the PCC Contract were redeployed to the WHS segment to service the requirements of the Data Center Community Contract described below.  The Company is actively engaged in remarketing the remaining assets, which are generally interchangeable across segments, as it evaluates a diverse pipeline of business opportunities that include an increasing number of potential solutions supporting data center infrastructure projects within the WHS segment.

During the year ended December 31, 2024, the STFRC Contract in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the year ended December 31, 2024, contributed approximately $38.3 million, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term. The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC is capable of supporting up to 2,400 individuals and provides an environment to appropriately care for the community population. The consistency of the community layout required no capital investment, allowing for seamless community reactivation. The Company is providing facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period was completed as scheduled as of September 30, 2025 with the maximum fixed minimum revenue amount now being recognized. The maximum fixed minimum revenue amount is based on utilization of 2,400 beds.  The DIPC Contract is supported by an amended IGSA between the city of Dilley, Texas and ICE. As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

On March 25, 2025, the Company redeemed $181.4 million aggregate principal amount of the 2025 Senior Secured Notes for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes plus accrued and unpaid interest. The 2025 Senior Secured Notes are no longer outstanding, and such redemption is expected to generate an annual interest expense savings of approximately $19.5 million.

During the year ended December 31, 2025, the Company entered into the Data Center Community Contract to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community. The Company will provide full turnkey support for the Data Center Community, including premium culinary offerings, facilities management, and comprehensive support services. The purpose-built and highly customized Community will support an initial population of 250 individuals, with the capability to expand to approximately 1,500 individuals.  Construction and mobilization of the Community for the initial 250 beds was completed as of September 30, 2025, and first occupancy of the Community began in September 2025 for the initial 250 beds.   During the three months ended December 31, 2025, the scope of the Data Center Community Contract was amended to add an additional 800 beds to the Data Center Community by June 2026, representing a 320% increase from the initial Community size, resulting in a customized and purpose-built community capable of supporting up to 1,050 individuals (“Expanded Community Contract”).  The assets comprising the 1,050 beds supporting the Data Center Community will be owned and managed by the Company.  The Company anticipates additional potential Community expansions to meet growing customer demand in future years.  The Expanded Community Contract, which has an initial term through September 2027 for the initial 250 beds and, as amended, an initial term through May 2028 for the additional 800 beds, is expected to generate approximately $134 million of committed minimum revenue over the initial terms, which includes advanced payments to be paid in installments during the initial construction and mobilization phase of the Expanded Community Contract to fund the initial construction and mobilization of the Community and related expansions.  The Company utilized a portion of its existing asset portfolio to construct the premium Data Center Community and, during the year ended December 31, 2025, began receiving advanced payments from the customer to fund the construction and mobilization of the Community. The majority of the advance payments were received as of December 31, 2025, and are reflected as cash flows from operations during the year ended December 31, 2025.  The advanced payments were determined to be related to future services and will be amortized as revenue over the estimated term of the contract.  The Data Center Community Contract began to generate revenue during the year ended December 31, 2025, and is reported within the Company’s WHS segment.

In December 2025, the Company entered into a 25-month contract to build and operate a community in Northern Nevada, supporting power generation expansion for mining and data center projects (the “Power Community Contract”). It is expected to generate approximately $35 million in revenue over its initial 25-month term starting in June of 2026, accommodate up to 250 individuals, and leverage the Company’s existing regional infrastructure with minimal capital investment of $8 million to $10 million. The operating results for this contract are expected to be reported within the WHS operating segment beginning in June of 2026 as the contract generated no operating revenues for the year ended December 31, 2025.

The Company generated cash flows from operations of approximately $74.1 million representing a decrease in cash flows from operations of approximately $77.6 million or 51% for the year ended December 31, 2025 compared to the year ended December 31, 2024 led by a decrease in cash collections, an increase in cash paid for operating expenses and payroll, and a decrease in interest income, partially offset by a $26 million decrease in cash paid for income taxes, and a $5.0 million decrease in cash paid for interest driven by the redemption of the 2025 Senior Secured Notes on March 25, 2025.

For the year ended December 31, 2025, key drivers of financial performance included:

●	Decreased consolidated revenue by ($65.6) million or (17)% compared to the year ended 2024, driven by lower revenue generated from the Government segment led by the termination of the PCC Contract (terminated February 21, 2025) as well as the termination of the STFRC Contract on August 9, 2024 (the assets associated with the STFRC Contract were reactivated on March 5, 2025 under the DIPC Contract), and lower revenue generated by HFS-South led by lower ADR. These decreases were partially offset by higher revenue generated from the WHS segment led by construction fee income generated by construction services provided under the new Workforce Housing Contract originated in February 2025. In addition to the decline in revenue, the termination of the PCC Contract described above removed a significant source of historically high-margin revenue from our results. The incremental revenue generated for the year ended December 31, 2025 from construction services within the WHS segment carries lower margins than the PCC Contract, resulting in a shift in our revenue mix that further pressured our gross profit and consolidated margins.
●	Generated consolidated net loss of approximately ($37.1) million for the year ended December 31, 2025 as compared to a net income of approximately $71.4 million for the year ended December 31, 2024 primarily because the PCC Contract described above historically generated substantially higher margins than our current construction-driven revenue stream, and its termination significantly reduced our profitability. The resulting replacement of high-margin PCC revenue in the Government segment with lower-margin construction services revenue from the WHS segment led this year-over-year decline in net income. As such, this decrease in net income was primarily attributable to an increase in services and construction costs led by the WHS segment from construction services activity under the Workforce Housing Contract, and the decrease in revenue as discussed above. Also contributing to this decrease in net income was an increase in loss on extinguishment of debt driven by the redemption of the 2025 Senior Secured Notes, partially offset by a decrease in interest expense, net led by a decrease in interest expense from the redemption of the 2025 Senior Secured Notes, a decrease in the change in fair value of warrant liabilities driven by expiration of the Warrants in 2024, and a decrease in income tax expense led by a decrease in income before income tax.
●	Generated consolidated Adjusted EBITDA of $53.2 million representing a decrease of ($143.6) million or (73)% as compared to the year ended December 31, 2024, driven primarily by the increase in operating expenses comprised of an increase in services and construction costs led by costs for construction services activity under the Workforce Housing Contract in the WHS segment, and partially driven by the decrease in revenue described above. Adjusted EBITDA was further negatively affected by the shift in our revenue mix following the termination of the high-margin PCC Contract described above. The construction revenue generated for the year ended December 31, 2025 within the WHS segment carries structurally lower margins, which materially compressed our Adjusted EBITDA despite the incremental revenue contribution from these activities.

2026 Forward Look

We anticipate margin improvement as the Company progresses through 2026 led by the new contracts previously described, including the Expanded Community Contract, the Power Community Contract, the DIPC Contract, and the services portion of the Workforce Housing Contract. We expect this anticipated improvement to be driven by (i) transition of 2025 construction activity toward higher-margin services operations on the Workforce Housing Contract, (ii) full-run-rate economics on the DIPC Contract following the 2025 ramp completion, and (iii) the mobilization related to the Power Community Contract and the Expanded Community Contract. These dynamics are supported by the contract terms and ramp timing summarized above and by the Company’s internal analysis of 2026 mix. We cannot assure you that we will be able to deliver margin improvement through the effective servicing of the above mentioned contracts.

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

Our Government segment includes the DIPC community in Dilley, Texas supporting critical U.S. government efforts, delivering essential services and accommodations near the southern U.S. border where there is insufficient housing and infrastructure solutions to appropriately address immigration and deportation.

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

Supply and Demand for Natural Resources, Mining, Energy Demand, and Infrastructure

Demand for our services is influenced by broader trends in natural resource development, mining activity, energy demand, and the availability of supporting infrastructure in the regions where our customers operate. Although we are not directly exposed to commodity price movements, customer capital spending and workforce deployment are closely tied to commodity supply-demand dynamics across natural resources, including lithium, and other critical minerals. As these industries expand or contract, the size and duration of customer workforces—particularly in remote areas—impact our occupancy levels and utilization rates.

Mining and critical mineral projects, including large-scale lithium developments, often occur in remote locations with limited existing housing or utilities. Our integrated, scalable communities provide essential infrastructure—such as power, water, wastewater treatment, and communications—to support these workforce needs. Similarly, growth in energy-intensive sectors, including data center development and associated power-generation projects, can increase demand for turnkey accommodations when regional infrastructure is insufficient to sustain project activity.

The timing and visibility of future demand may be affected by commodity price volatility, permitting timelines, energy availability, and regional infrastructure constraints, all of which influence the pace of customer investment and workforce mobilization in natural resources, mining, and emerging energy-related projects.

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

Regulatory Compliance

We are subject to extensive federal, state, local, and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid, and hazardous waste handling and disposal and the investigation and remediation of contamination. In addition, we may be subject, indirectly, to various statutes and regulations applicable to doing business with the U.S. government as a result of our contract with a U.S. government contractor client. The risks of substantial costs, liabilities, and limitations on our operations related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise, or be discovered that create substantial compliance or environmental remediation liabilities and costs.

Public Policy

We have derived a portion of our revenues from our subcontract with a U.S. government contractor. The U.S. government and, by extension, our U.S. government contractor customer, may from time to time adopt, implement or modify certain policies or directives that may adversely affect our business. Changes in government policy, presidential administration or other changes in the political landscape relating to immigration policies may similarly result in a decline in our revenues in the Government segment.

Although our primary growth strategy continues to center on expanding opportunities outside the government sector in our WHS segment, where we are seeing increasing demand for our services, we remain available to support the federal government and continue to evaluate opportunities to assist where our capabilities align with government needs. However, available government funding and economic incentives are subject to change for a variety of reasons that are beyond our control, including budget and policy initiatives and priorities of current and future administrations at the federal and state level. We cannot predict what actions the current U.S. presidential administration may take with respect to the previously executed government contract.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 58.5% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 14.3% of revenues were earned through leasing of lodging facilities and 27.2% of revenues were earned through construction fee income for the year ended December 31, 2025. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. In certain of our contracts, rates may vary over the contract term, in these cases, revenue is generally recognized on a straight-line basis over the contract term. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into the Workforce Housing Contract to construct workforce housing, and provide facility and hospitality services to Lithium Nevada in support of the Thacker Pass Project and the broader North American critical minerals supply chain. As of December 31, 2025, construction of the Workforce Hub was substantially complete and most of the revenue recognized under this contract for the year ended December 31, 2025 reflected construction services performed during this phase. In addition to constructing the Workforce Hub, the Company is also providing turnkey operational support, including culinary services, facilities management, and other support services. During the construction phase, the Company is recognizing revenue under the percentage of completion method as costs are incurred, as further described in Note 1 of the notes to our audited consolidated financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the HFS – South segment, development activity in remote locations in support of critical mineral supply chains, including lithium supply chains, data center development and infrastructure activity in remote locations, the consumer price index impacting government contracts, and government spending on housing programs.

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure, which we define as revenues less services and construction costs, and specialty rentals costs, excluding impairment, certain severance costs, and depreciation of specialty rental assets to measure our financial performance. Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead, noncash impairment and depreciation expenses, and certain severance costs not reflective of the ongoing results of Target Hospitality. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our budgets and internal projections and to prior period results for a given period in order to assess our performance.

We also use Non-GAAP measures such as EBITDA, Adjusted EBITDA, and Discretionary cash flows to evaluate the operating performance of our business. For a more in-depth discussion of the Non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

Segments

We have identified three reportable business segments: HFS – South, WHS, and Government:

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

Additionally, this segment includes the facilities and operations previously provided under a lease and services agreement known as the PCC Contract with our NP Partner. This arrangement was supported by a U.S. government contract to provide a suite of comprehensive service offerings in support of their aid efforts. As previously discussed, the PCC Contract was terminated effective February 21, 2025. The majority of the assets associated with the PCC Contract continue to be included in this segment, however, certain assets were redeployed to the WHS segment to service the requirements of the Data Center Community Contract previously described. The Company is actively engaged in remarketing the remaining assets, which are generally interchangeable across segments, as it evaluates a diverse pipeline of business opportunities. These opportunities include an increasing number of potential solutions supporting data center infrastructure projects within our WHS segment.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

WHS Segment

As discussed in the Economic Update section, the Company originated the Workforce Housing Contract in February 2025. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $175.2 million of revenue over its initial term, with approximately $111.1 million of committed minimum revenue.  The revenue recognized for the year ended December 31, 2025 on the Workforce Housing Contract is largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue.  The Workforce Housing Contract generated approximately $89.2 million of revenue for the year ended December 31, 2025, most of all of which is reported as construction fee income associated with construction services provided through December 31, 2025. As noted above, the construction fee income generated for the year ended December 31, 2025 carries lower margins when compared to the margins generated under the terminated PCC Contract described below, which contributed to lower gross profit margins overall for the Company for the year ended December 31, 2025 when compared to the prior year.

Government Segment

As discussed in the Economic Update section, the PCC Contract with the NP Partner was terminated effective February 21, 2025. The PCC Contract generated total revenue of approximately $36.3 million, $186.4 million, and $347.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2023, the revenue generated from the PCC Contract included approximately $118.2 million of revenue amortization from nonrecurring infrastructure enhancement revenue generated from an advance payment made during the year ended December 31, 2022 for the community build-out, and mobilization of asset activities related to the community expansion.  The advanced payment was determined to be related to future services and was fully amortized to revenue as of December 31, 2023.  At the time of termination, the PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. In addition to the decline in revenue, the termination of the PCC Contract removed a significant source of historically high-margin revenue from our results. The incremental revenue generated for the year ended December 31, 2025 from construction services provided under the Workforce Housing Contract within the WHS segment described below carries lower margins than the PCC Contract, resulting in a shift in our revenue mix that further pressured our gross profit and consolidated margins.

As discussed in the Economic Update section, the STFRC Contract was terminated effective August 9, 2024.  The STFRC Contract was based on a fixed minimum lease revenue amount and for the year ended December 31, 2024, contributed approximately $38.3 million in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract effective March 5, 2025. The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period. The ramp up period was completed as scheduled in September 2025 with the maximum fixed minimum revenue amount now being recognized. The DIPC Contract generated total revenue of approximately $34.5 million for the year ended December 31, 2025.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the years ended December 31, 2025, 2024 and 2023($ in thousands):

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenues:	2025	2024	2023	2025 vs. 2024	2025 vs. 2024	2024 vs. 2023	2024 vs. 2023
Services income	$187,532	$265,912	$365,627	$(78,380)	(29)%	$(99,715)	(27)%
Specialty rental income	45,807	120,360	197,981	(74,553)	(62)%	(77,621)	(39)%
Construction fee income	87,296	-	-	87,296	100%	-	0%
Total revenues	320,635	386,272	563,608	(65,637)	(17)%	(177,336)	(31)%
Costs:
Services and construction costs	209,348	132,142	151,574	77,206	58%	(19,432)	(13)%
Specialty rental	11,446	18,787	30,084	(7,341)	(39)%	(11,297)	(38)%
Depreciation of specialty rental assets	57,182	57,164	68,626	18	0%	(11,462)	(17)%
Gross profit	42,659	178,179	313,324	(135,520)	(76)%	(135,145)	(43)%
Selling, general and administrative	58,508	54,258	56,126	4,250	8%	(1,868)	(3)%
Other depreciation and amortization	16,204	15,642	15,351	562	4%	291	2%
Other (income) expense, net	2,694	(502)	1,241	3,196	(637)%	(1,743)	(140)%
Operating income (loss)	(34,747)	108,781	240,606	(143,528)	(132)%	(131,825)	(55)%
Loss on extinguishment of debt	2,370	-	2,279	2,370	100%	(2,279)	(100)%
Interest expense, net	6,086	16,619	22,639	(10,533)	(63)%	(6,020)	(27)%
Change in fair value of warrant liabilities	-	(675)	(9,062)	675	(100)%	8,387	(93)%
Income (loss) before income tax	(43,203)	92,837	224,750	(136,040)	(147)%	(131,913)	(59)%
Income tax expense (benefit)	(6,126)	21,430	51,050	(27,556)	(129)%	(29,620)	(58)%
Net income (loss)	$(37,077)	$71,407	$173,700	$(108,484)	(152)%	$(102,293)	(59)%
Less: Net income attributable to the noncontrolling interest	44	142	-	(98)	(69)%	142	100%
Net income (loss) attributable to Target Hospitality Corp. common stockholders	$(37,121)	$71,265	$173,700	$(108,386)	(152)%	$(102,435)	(59)%

Comparison of Years Ended December 31, 2025 and 2024

Total Revenue. Total revenue was $320.6 million for the year ended December 31, 2025 as compared to $386.3 million for the year ended December 31, 2024, and consisted of $187.5 million of services income, $45.8 million of specialty rental income and $87.3 million of construction fee income. Total revenue for the year ended December 31, 2024 consisted of $265.9 million of services income and $120.4 million of specialty rental income.

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management services, health and recreation facilities, concierge services, and laundry service. The main drivers of the decrease in services income revenue year over year was lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract, and partially by lower revenue in HFS-South led by lower ADR. This decrease was partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025, as well as growth in the WHS segment. As discussed above, services income for the period included the PCC Contract Close-Out Payment of $11.8 million, which also partially offset the net decrease in services income.

In addition to the decrease in services income, the termination of the PCC Contract also resulted in the loss of a significant source of historically high-margin revenue. The PCC Contract generated recurring, high-margin services and specialty rental income revenue within the Government segment, and its termination materially reduced our consolidated margin profile. Although construction fee income generated by the WHS segment for the year ended December 31, 2025 partially offset the revenue decline, this construction-driven revenue carries materially lower margins compared to the PCC

Contract. As a result, the shift in our revenue mix from high-margin PCC Contract activity to lower-margin construction services revenue contributed meaningfully to the overall reduction in gross profit for the period.

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases. Specialty rental income decreased primarily as a result of lower revenue in the Government segment led by the termination of the PCC Contract and termination of the STFRC Contract as previously discussed, partially offset by the reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025.

Cost of services and construction. Cost of services and construction were $209.3 million for the year ended December 31, 2025 as compared to $132.1 million for the year ended December 31, 2024. The increase is primarily due to an increase in costs of approximately $75.8 million in the WHS segment led by construction costs for the construction services activity under the Workforce Housing Contract. Additionally, costs associated with the HFS-South segment increased by approximately $1.9 million led by an increase in catering food costs. Costs associated with the Government segment increased by approximately $0.9 million led by costs under the DIPC Contract. These cost increases were partially offset by a decrease in costs of approximately ($1.3) million in the All Other category of operating segments driven by a community that incurred lodge removal and transportation costs in the prior period that did not recur in the current period, and partially driven by approximately ($0.4) million in lower labor costs.

Specialty rental costs. Specialty rental costs were approximately $11.4 million for the year ended December 31, 2025 as compared to $18.8 million for the year ended December 31, 2024. The decrease in specialty rental costs is primarily due to a decrease in costs from the Government segment driven by the PCC Contract termination previously discussed, partially offset by an increase in the Government segment driven by the DIPC Contract.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $57.2 million for the year ended December 31, 2025 as compared to $57.2 million for the year ended December 31, 2024. The slight increase in depreciation expense is primarily attributable to an increase in depreciation expense for specialty rental assets of approximately $5.0 million driven by growth in the WHS segment, largely offset by a decrease in depreciation expense associated with HFS-South and Government specialty rental assets for certain site work assets that became fully depreciated during 2024.

Selling, general and administrative. Selling, general and administrative was $58.5 million for the year ended December 31, 2025 as compared to $54.3 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses of $4.3 million was primarily driven by an increase in compensation and benefits costs of approximately $5.7 million led by an increase in the short-term incentive plan bonus expense, reflecting strong new contract wins during 2025, which drove the payout to the maximum level based on the Company’s better than expected execution, an increase in bad debt expense of approximately $0.6 million, an increase in recruiting expenses of approximately $0.5 million, an increase in other corporate expenses of approximately $0.5 million, an increase in professional fees of approximately $0.4 million, and an increase in stock-compensation expense of approximately $0.2 million. These increases were partially offset from the prior period by a decrease in severance costs of approximately $1.0 million for certain terminated employees during the year ended December 31, 2024, amortization of system implementation costs also decreased by approximately $0.7 million from the prior year as such costs became fully amortized in 2024 as scheduled, a decrease in transaction fees expense by approximately $1.1 million driven primarily by the prior period including costs associated with the evaluation of the offer from Arrow Holdings S.a.r.l. (“Arrow”), an affiliate of TDR, to acquire all of the outstanding common stock of the Company not owned by Arrow (the “Arrow Proposal”), and a decrease in expense for a non-cash share settlement on December 12, 2024 with a former non-employee director of the Company of approximately $0.8 million based on the value of the settlement shares on the settlement date.

Other depreciation and amortization. Other depreciation and amortization expense was $16.2 million for the year ended December 31, 2025 as compared to $15.6 million for the year ended December 31, 2024. The increase in other depreciation and amortization is primarily driven by an increase in depreciation associated with an increase in finance leases for commercial use vehicles.

Other expense (income), net. Other expense (income), net was $2.7 million for the year ended December 31, 2025 as compared to ($0.5) million for the year ended December 31, 2024. This increase in other expense is primarily driven by community pre-opening costs in the WHS segment.

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.4 million for the year ended December 31, 2025 as compared to $0 for the year ended December 31, 2024. The increase in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025. Refer to Note 7 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding extinguishment of debt.

Interest expense, net. Interest expense, net was $6.1 million for the year ended December 31, 2025 as compared to interest expense, net of $16.6 million for the year ended December 31, 2024. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by the increase in interest expense on the ABL Facility, and a decrease in interest income earned on cash equivalents. Refer to Note 7 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities represents the fair value adjustments to the outstanding Private Warrant liabilities based on the change in their estimated fair value at each reporting period end. The change in fair value of the warrant liabilities was $0 for the year ended December 31, 2025 as compared to ($0.7) million for the year ended December 31, 2024. The change in the fair value of the warrant liabilities is the result of the Private Warrants expiring unexercised on March 15, 2024 as discussed in Note 8 of the notes to our audited consolidated financial statements in Part II, Item 8 within this Annual Report on Form 10-K.

Income tax expense (benefit).  Income tax expense (benefit) was ($6.1) million for the year ended December 31, 2025 as compared to $21.4 million for the year ended December 31, 2024. The change in income tax expense (benefit) is primarily attributable to a decrease in income before income tax for the year ended December 31, 2025 led by a decrease in revenue and by cost increases previously mentioned.

Comparison of the Years Ended December 31, 2024 and 2023

For discussion of the comparison of our operating results for the years ended December 31, 2024 and 2023, please read the “Comparison of Years Ended December 31, 2024 and 2023” section located in the Management Discussion & Analysis section in our Annual Report on From 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025, which is incorporated herein by reference.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and the All Other category of operating segments for the years ended December 31, 2025, 2024 and 2023 ($ in thousands, except for Average Daily Rate amounts).

	For the Years Ended December 31,			Amount of Increase (Decrease)	Percentage Change Increase (Decrease)	Amount of Increase (Decrease)	Percentage Change Increase (Decrease)
Revenue:	2025	2024	2023	2025 vs. 2024	2025 vs. 2024	2024 vs. 2023	2024 vs. 2023
HFS - South	$141,694	$149,931	$148,677	$(8,237)	(5)%	$1,254	1%
WHS	96,800	-	-	96,800	100%	-	100%
Government	70,794	224,650	403,724	(153,856)	(68)%	(179,074)	(44)%
All Other	11,347	11,691	11,207	(344)	(3)%	484	4%
Total revenues	$320,635	$386,272	$563,608	$(65,637)	(17)%	$(177,336)	(31)%

Adjusted Gross Profit
HFS - South	$40,428	$50,822	$51,444	$(10,394)	(20)%	$(622)	(1)%
WHS	20,597	-	-	20,597	100%	-	100%
Government	38,560	185,268	332,480	(146,708)	(79)%	(147,212)	(44)%
All Other	256	(747)	(1,974)	1,003	(134)%	1,227	(62)%
Total Adjusted Gross Profit	$99,841	$235,343	$381,950	$(135,502)	(58)%	$(146,607)	(38)%

Average Daily Rate
HFS - South	$70.23	$73.57	$75.22	$(3.34)		$(1.65)

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and construction costs, and rental costs recognized in the financial statements and excludes depreciation on specialty rental assets, certain severance costs, and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

Comparison of Years Ended December 31, 2025 and 2024

Hospitality & Facilities Services - South

Revenue for the HFS – South segment was $141.7 million for the year ended December 31, 2025, as compared to $149.9 million for the year ended December 31, 2024.

Adjusted gross profit for the HFS – South segment was $40.4 million for the year ended December 31, 2025, as compared to $50.8 million for the year ended December 31, 2024.

The decrease in revenue of approximately ($8.2) million was primarily attributable to a decrease in ADR.

The decrease in adjusted gross profit of approximately ($10.4) million was primarily attributable to the decrease in revenue noted above, and partially by an increase in operational costs led by an increase in catering food costs of approximately $1.7 million and partially by an increase in utilities.

WHS

Revenue for the WHS segment was $96.8 million for the year ended December 31, 2025, as compared to $0 for the year ended December 31, 2024.

Adjusted gross profit for the WHS segment was $20.6 million for the year ended December 31, 2025, as compared to $0 for the year ended December 31, 2024.

The increase in revenue of approximately $96.8 million was primarily attributable to the increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025.

The increase in adjusted gross profit of approximately $20.6 million was primarily attributable to the increase in revenue noted above, partially offset by higher costs due to construction activity and short-term costs incurred of approximately $1.7 million to mobilize existing assets to service the new Data Center Community Contract.

Government

Revenue for the Government segment was $70.8 million for the year ended December 31, 2025 as compared to $224.7 million for the year ended December 31, 2024.

Adjusted gross profit for the Government segment was $38.6 million for the year ended December 31, 2025 as compared to $185.3 million for the year ended December 31, 2024.

Revenue decreased primarily due to the termination of the PCC Contract as previously discussed, partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $150 million of the revenue decrease was attributable to the PCC Contract, of which approximately $9.3 million was related to lower variable services revenue from the PCC Contract. The remaining decrease in revenue of approximately $3.9 million was attributable to the STFRC Contract termination, partially offset by the DIPC Contract mentioned above. Note that revenue for the year ended December 31, 2025 included the PCC Contract Close-Out Payment of $11.8 million previously discussed, which also partially offset the net decrease in revenue.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, partially offset by lower costs driven by the previously described PCC Contract termination. Approximately $9.3 million of the cost decrease was associated with community operations related to the PCC Contract, partially offset by an increase in costs of approximately $2 million related to community operations under the DIPC Contract mentioned above.

Comparison of the Years Ended December 31, 2024 and 2023

For discussion of the comparison of our operating results for the years ended December 31, 2024 and 2023, please read the “Comparison of Years Ended December 31, 2024 and 2023” section located in the Management Discussion & Analysis section in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025, which is incorporated herein by reference.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of December 31, 2025, the ABL Facility had unused available borrowing capacity of $175 million. We currently believe that our cash on hand, together with these sources of funds, will provide sufficient liquidity to  support our growth and diversification strategy discussed in Item 1, “Business” of this Annual Report on Form 10-K, as well as our lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, we cannot assure you that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

Our ABL Facility is scheduled to terminate on February 1, 2028. Prior to its maturity, we expect to evaluate renewal or replacement alternatives, although there can be no assurance that we will be able to renew or replace the facility on commercially reasonable terms or at all. If we are unable to renew or replace the ABL Facility, our liquidity could be adversely affected, which could in turn adversely impact our financial condition and results of operations.

If our cash flows and capital resources are insufficient, we may be forced to reduce or delay additional growth opportunities, future investments and capital expenditures, and seek additional capital. Significant delays in our ability to finance planned growth initiatives or capital expenditures may materially and adversely affect our future revenue prospects.

We continue to review available growth opportunities with the awareness that pursuing such opportunities may require us to incur additional indebtedness or issue shares of our Common Stock or other equity securities as part of an overall financing plan. We will continue to evaluate alternatives to optimize our capital structure, which may include the issuance of additional unsecured or secured debt, equity securities and/or equity-linked securities.  There can be no assurance as to the timing or availability of any such issuance.  From time to time, we may also seek to modify or replace our ABL Facility to support our liquidity and capital resources. For additional discussion of risks related to our liquidity and capital resources, refer to the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.

Capital Expenditure Requirements

During the year ended December 31, 2025, we incurred approximately $72.7 million in capital expenditures, which increased by approximately $40.2 million compared to the year ended December 31, 2024, largely driven by an increase in growth capital expenditures in the new WHS segment, including the $15.5 million acquisition of community assets in January 2025, partially offset by lower growth capital expenditures in the Government segment by approximately $1.8 million, and lower maintenance capital expenditures by approximately $12.6 million. The increase in WHS segment related growth capital expenditures was primarily attributable to development and expansion activities supporting the Data Center Community Contract and other WHS contract wins, consistent with our strategic focus on scaling this segment.  In 2024, capital expenditures incurred decreased from 2023, primarily driven by lower growth capital expenditures, led by the HFS-South segment and partially driven by the Government segment, partially offset by higher maintenance capital expenditures of approximately $6.5 million, and an increase in finance lease assets of approximately $1 million.

Although growth capital expenditures are largely discretionary, our long-lived specialty rental assets require a certain level of maintenance capital expenditures, which have ranged from approximately 2.5% to 5.4% of annual revenue between 2021 and 2025, with an average cost of approximately 3.4% of annual revenue. Maintenance capital expenditures for specialty rental assets amounted to approximately $8.1 million, $20.7 million, and $14.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect maintenance capital requirements to remain toward the lower end of the historical range in the near term due to the redeployment of modular assets from the terminated PCC Contract and efficiencies gained from recent portfolio realignments. Future maintenance capital may increase modestly as WHS segment owned assets are placed into service under the Expanded Community Contract.

As we pursue growth, we monitor which capital resources, including operating cash flows and equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. However, future cash flows are subject to a number of variables, including the ability to maintain existing contracts, obtain new contracts and manage our operating expenses. Based on currently contracted projects, including the 800-bed expansion of the Data Center Community expected to be delivered by mid-2026 and the commencement of the Power Community Contract in June 2026, as well as the contracted projects executed in 2026 as described in Note 19, Subsequent Events, in the audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K, we expect growth capital expenditures, excluding acquisitions, and net of customer advance payments and asset redeployments,  in 2026 to increase compared to 2025.  Capital requirements for these projects, which will impact  2026, are expected to range from approximately $38 million to $49 million,  net of customer advance payments and asset redeployment.  Based on current expectations, we anticipate funding these capital requirements with a combination of operating cash flows, and available liquidity, and do not currently expect to utilize external financing for these projects.  Actual capital requirements and funding sources may vary depending on project timing, contract execution, and market conditions.

While we believe our available liquidity, including cash on hand and approximately $175 million of undrawn capacity under our ABL Facility as of December 31, 2025, positions us to fund currently planned capital projects, the timing and size of future WHS opportunities may require additional capital. If the capital required to pursue incremental WHS growth exceeds operating cash flows and available ABL Facility capacity, we may adjust the timing of and/or cancel planned investments or seek additional equity or debt financing. There can be no assurance that such financing will be available to us on acceptable terms or at all.  Our disciplined investment framework generally requires visibility to long-term contracted minimum revenues before deploying significant growth capital, and we may continue to leverage redeployment of modular units where feasible to minimize upfront capital requirements and enhance returns. The failure to achieve anticipated revenue and cash flows from operations could result in a reduction in future capital spending.

The following table sets forth general information derived from our audited consolidated statements of cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2025	2024	2023

Net cash provided by operating activities	$74,092	$151,675	$156,801
Net cash used in investing activities	(67,790)	(28,842)	(68,180)
Net cash used in financing activities	(188,641)	(36,064)	(166,369)
Effect of exchange rate changes on cash and cash equivalents	19	(30)	4
Net increase (decrease) in cash and cash equivalents	$(182,320)	$86,739	$(77,744)

Comparison of Years Ended December 31, 2025 and 2024

Cash flows provided by operating activities. Net cash provided by operating activities was $74.1 million for the year ended December 31, 2025 compared to $151.7 million for the year ended December 31, 2024. This decrease in net cash provided by operating activities relates primarily to a decrease in cash collections from customers of approximately $71.1 million (led by the PCC Contract termination in the Government segment), a net increase in payments for operating expenses of approximately $32.3 million driven primarily by growth of the WHS segment, and a decrease in interest received by approximately $4.8 million (driven by a lower average outstanding cash balance in the current period that generated interest income). These decreases were partially offset by a $5.0 million decrease in cash paid for interest driven by the redemption of the 2025 Senior Secured Notes on March 25, 2025. There was also a decrease in cash paid for income taxes of approximately $26 million.

Cash flows used in investing activities. Net cash used in investing activities was $67.8 million for the year ended December 31, 2025 compared to $28.8 million for the year ended December 31, 2024. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS segment related to the $15.5 million acquisition of community assets in January 2025 to support growth of the WHS segment and an increase in growth capital expenditures related to the construction of the Data Center Community to service the Data Center Community Contract in the WHS segment (a portion of which was funded by the advance payments reported within cash flows from operations associated with the Data Center Community Contract previously described), partially offset by lower maintenance capital expenditures in the HFS-South segment, and lower growth capital expenditures in the Government segment.

Cash flows used in financing activities. Net cash used in financing activities was $188.6 million for the year ended December 31, 2025 compared to $36.1 million for the year ended December 31, 2024. This increase in net cash used in financing activities was primarily driven by the $181.4 million full redemption of the 2025 Senior Secured Notes on March 25, 2025 and the related payment of 2025 Senior Secured Notes debt extinguishment premium costs of $1.8 million, as well as the prior period including approximately $1.9 million of proceeds from the issuance of Common Stock from the exercise of options that did not recur in the current period, partially offset by the prior period including approximately $33.5 million for the repurchase of Common Stock as part of the share repurchase program.

Comparison of the Years Ended December 31, 2024 and 2023

For discussion of the comparison of our operating results for the years ended December 31, 2024 and 2023, please read the “Comparison of Years Ended December 31, 2024 and 2023” section located in the Management Discussion & Analysis section in the our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025, which is incorporated herein by reference.

Indebtedness

The Company’s finance lease and other financing obligations as of December 31, 2025 consisted of $3.8 million of finance leases. The finance leases pertain to leases entered into during 2022 through December 31, 2025, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028. Refer to Notes 1, 7, and 12 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for further discussion regarding finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2024, consisted of approximately $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, as amended on February 1, 2023, August 10, 2023, October 12, 2023, February 24, 2025, February 27, 2025, and December 23, 2025, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provides for a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $175 million (the “ABL Facility”) with a termination date of February 1, 2028, which termination date is subject to a springing maturity that will accelerate the maturity of the ABL Facility if any of the 2025 Senior Secured Notes remain outstanding on the date that is ninety-one days prior to the stated maturity date thereof.  During the years ended December 31, 2024 and 2023, respectively no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2025, all amounts drawn on the ABL Facility were fully repaid resulting in an outstanding balance of $0 as of December 31, 2025. Refer to Note 7 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K for additional information on the ABL Facility.

Sixth Amendment to the ABL Facility Agreement

In December 2025, we entered into the Sixth Amendment to the ABL Facility Agreement, which provides the Company with additional flexibility to support near-term capital investment requirements, particularly related to growth within the WHS segment. The Sixth Amendment temporarily suspends the minimum Consolidated Fixed Charge Coverage Ratio covenant and reduces the maximum Total Leverage Ratio to 1.50:1.00, each of which remain in effect until the earlier of January 1, 2027 or the date on which the Company elects to reinstate the prior covenant structure. The amendment also introduces an Excess Availability condition, whereby the modified covenant framework remains operative only so long as Excess Availability is at least the greater of 40% of the Line Cap or $70 million; should Excess Availability fall below this threshold, the prior financial covenants—including the minimum Consolidated Fixed Charge Coverage Ratio of 1.00:1.00 and maximum Total Leverage Ratio of 2.50:1.00—would again apply. The Company was in full compliance with all applicable covenants under the ABL Facility, including the Sixth Amendment as of December 31, 2025. This discussion is qualified in its entirety by reference to the full text of the Sixth Amendment to the ABL Facility Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2025.

Senior Secured Notes

As of December 31, 2025, none of the 2025 Senior Secured Notes remain outstanding as the remaining balance was paid off on March 25, 2025.  Refer to Note 7 of the notes to our audited consolidated financial statements located in Part II, Item 8, within this Annual Report on Form 10- K for additional discussion of the 2025 Senior Secured Notes.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to primarily fund (i) operating activities and working capital, (ii) growth capital expenditures associated primarily with growing the WHS segment as previously described in the Capital Expenditure Requirements section, (iii) maintenance capital expenditures for specialty rental and other property, plant, and equipment assets as previously described in the Capital Expenditure Requirements section, (iv) payments due under finance and operating leases, and (v) debt service interest payments associated with any future borrowings under the ABL Facility, if drawn. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of December 31, 2025:

($ in thousands)

	Total	2026	2027	2028
Operating lease obligations, including imputed interest(1)	$7,270	$6,008	$1,259	$3
Purchase commitment(2)	8,304	8,304
Finance lease obligations(3)	3,761	2,086	1,381	294
Total	$19,335	$16,397	$2,640	$297
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease as noted in Note 12 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.
(2)	As of December 31, 2025, the Company has a non-cancelable purchase commitment related to a modular equipment purchase, with payments due in the first quarter of 2026. These commitment is expected to be funded from the existing liquidity resources previously described. See Note 11, Commitments and Contingencies, of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K, for additional information.
(3)	Represents future minimum payments under finance leases for commercial vehicles as noted in Note 12 of the notes to our audited consolidated financial statements located in Part II, Item 8 within this Annual Report on Form 10-K.

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

For contracts that contain both a lease component and a services or non-lease component, the Company adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). When allocating the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, the Company uses judgement in contemplating how to initially measure one or more parts of the contract, to apply the separation and measurement guidance. Factors the Company considers in making this allocation include relative standalone price of lease and services or non-lease components. An over or under-estimate of the consideration allocation between the lease components and the services or non-lease components could result in revenue not being recognized and properly presented in accordance with the authoritative guidance under ASC 842 and ASC 606. With respect to ASC 842, when estimating a customer’s lease term, the Company uses judgment in contemplating the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives to the customer in the lease. Factors the Company considers in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of customer leasehold improvements or other assets whose value would be impaired by the customer vacating or discontinuing use of the leased property. With respect to ASC 606, when estimating the contract term where an extension option is present, the Company uses judgment in determining whether the extension option contains a material right under ASC 606. An over-estimate of the term of the lease by management could result in the write-off of any recorded assets associated with rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to the lease. Additionally, an over or under-estimate of the contract term could result in revenue not being recognized in the proper period as well as revenue being under recognized, including for any significant advance payments for future services. The Company had no significant contracts determined to have been over or under-allocated during the reporting periods included herein

Principles of Consolidation

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

Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what management considers transactions or events not related to its core business operations:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment and leased assets, community pre-opening costs, and other immaterial expenses and non-cash items.
●	Transaction expenses: Target Hospitality incurred legal, advisory fees, and other costs associated with certain transactions during 2024, including costs related to the evaluation of the Arrow Proposal. During 2025, such transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity associated with the 2025 Senior Secured Notes that were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity, including transaction bonus amounts related to certain new contract wins, and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Change in fair value of warrant liabilities: Non-cash change in estimated fair value of warrant liabilities.
●	Other adjustments: System implementation costs, including non-cash amortization of capitalized system implementation costs, claim settlements, business development, accounting standard implementation costs and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Years Ended
($ in thousands)	December 31,
	2025	2024	2023
Gross Profit	$42,659	$178,179	$313,324
Depreciation of specialty rental assets	57,182	57,164	68,626
Adjusted gross profit	$99,841	$235,343	$381,950

The following table presents a reconciliation of Target Hospitality’s consolidated net income (loss) to EBITDA and Adjusted EBITDA:

	For the Years Ended
($ in thousands)	December 31,
	2025	2024	2023
Net income (loss)	$(37,077)	$71,407	$173,700
Income tax expense (benefit)	(6,126)	21,430	51,050
Interest expense, net	6,086	16,619	22,639
Loss on extinguishment of debt	2,370	—	2,279
Other depreciation and amortization	16,204	15,642	15,351
Depreciation of specialty rental assets	57,182	57,164	68,626
EBITDA	38,639	182,262	333,645

Adjustments
Other expense (income), net	2,694	(502)	1,241
Transaction expenses	3,781	4,899	4,875
Stock-based compensation	7,552	7,306	11,174
Change in fair value of warrant liabilities	—	(675)	(9,062)
Other adjustments	500	3,427	2,344
Adjusted EBITDA	$53,166	$196,717	$344,217

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Years Ended
($ in thousands)	December 31,
	2025	2024	2023
Net cash provided by operating activities	$74,092	$151,675	$156,801
Less: Maintenance capital expenditures for specialty rental assets	(8,115)	(20,747)	(14,218)
Discretionary cash flows	$65,977	$130,928	$142,583

Purchase of specialty rental assets	(67,039)	(29,557)	(60,808)
Purchase of property, plant and equipment	(751)	(687)	(3,066)
Acquired intangible assets	—	—	(4,547)
Proceeds from sale of specialty rental assets and other property, plant and equipment	—	1,402	241
Net cash used in investing activities	$(67,790)	$(28,842)	$(68,180)

Principal payments on finance and finance lease obligations	(2,344)	(1,695)	(1,404)
Principal payments on borrowings from ABL Facility	(75,000)	—	—
Proceeds from borrowings on ABL Facility	75,000	—	—
Repayment of Senior Notes	(181,446)	—	(153,054)
Payment of issuance costs from warrant exchange	—	—	(1,504)
Repurchase of Common Stock	—	(33,496)	—
Distributions paid to noncontrolling interest	(260)	(65)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3	209
Proceeds from issuance of Common Stock from exercise of stock options	—	1,850	1,396
Payment of deferred financing costs	(535)	—	(5,194)
Taxes paid related to net share settlement of equity awards	(2,242)	(2,661)	(6,818)
Payment of debt extinguishment premium costs	(1,814)	—	—
Net cash used in financing activities	$(188,641)	$(36,064)	$(166,369)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2025, we had $0 of outstanding floating-rate obligations under our ABL credit facility. This floating-rate obligation exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would not be impacted, however, based on our floating-rate debt obligation, which had no outstanding balances as December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Hospitality Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2026 expressed an unqualified opinion thereon.

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

Recognition of Revenue for Data Center Community Contract
Description of the Matter

As described in Note 2 to the consolidated financial statements, during the three months ended September 30, 2025, the Company entered into a multi-year Data Center Community Contract to construct and provide facility services and hospitality solutions to the Data Center Community. During the three months ended December 31, 2025, the scope and term of the services were expanded. The Data Center Community Contract included advanced payments that were initially recognized as deferred revenue to be amortized as revenue over the estimated term of the contract. The Company began to recognize revenue on the Data Center Community Contract during the year ended December 31, 2025.

Auditing revenue recognition for the Data Center Community was complex due to the judgment involved in determining whether the expansions of scope and term represented modifications or separate contracts under ASC 842 and the impact the conclusion has on the allocation of consideration to the components of the contract.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over its recognition of revenue for the Data Center Community Contract, including management’s evaluation of the judgments involved.

Our audit procedures included, among others, evaluating the reasonableness of significant judgments utilized by management in determining whether the expansions of scope and term represented modifications or separate contracts under ASC 842. For example, we evaluated whether the expanded services contemplated in the amendments to the Data Center Community Contract granted the lessee additional rights of use and were priced commensurate with the standalone price for such additional rights of use. Additionally, we independently recalculated the allocation of consideration to the components of the contract and the revenue recognized during the year.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 11, 2026

Item 8. Financial Statements and Supplementary Data

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,348	$190,668
Accounts receivable, less allowance for credit losses of $232 and $534, respectively	56,200	49,342
Prepaid expenses and other assets	8,790	9,326
Total current assets	73,338	249,336

Specialty rental assets, net	332,406	320,852
Other property, plant and equipment, net	35,754	34,935
Operating lease right-of-use assets, net	6,544	24,935
Goodwill	41,038	41,038
Other intangible assets, net	39,332	52,807
Deferred financing costs revolver, net	1,793	1,871
Total assets	$530,205	$725,774

Liabilities
Current liabilities:
Accounts payable	$44,393	$16,187
Accrued liabilities	22,475	25,782
Deferred revenue and customer deposits	9,282	699
Current portion of operating lease obligations	5,807	8,548
Current portion of finance lease and other financing obligations (Note 7)	2,086	1,860
Current portion of long-term debt, net (Note 7)	—	180,328
Total current liabilities	84,043	233,404

Other liabilities:
Long-term finance lease and other financing obligations	1,675	1,451
Long-term operating lease obligations	1,128	17,459
Deferred revenue and customer deposits	9,292	536
Deferred tax liability	42,312	49,271
Asset retirement obligations	2,695	2,563
Total liabilities	141,145	304,684

Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 113,094,172 issued and 99,797,242 outstanding as of December 31, 2025 and 112,248,984 issued and 98,952,054 outstanding as of December 31, 2024.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of December 31, 2025 and 13,296,930 shares as of December 31, 2024.	(57,304)	(57,304)
Additional paid-in-capital	154,090	148,780
Accumulated other comprehensive loss	(2,798)	(2,785)
Accumulated earnings	295,259	332,380
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	389,257	421,081
Noncontrolling interest in consolidated subsidiaries	(197)	9
Total stockholders' equity	389,060	421,090
Total liabilities and stockholders' equity	$530,205	$725,774

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2025	2024	2023
Revenue:
Services income	$187,532	$265,912	$365,627
Specialty rental income	45,807	120,360	197,981
Construction fee income	87,296	—	—
Total revenue	320,635	386,272	563,608
Costs:
Services and construction costs	209,348	132,142	151,574
Specialty rental	11,446	18,787	30,084
Depreciation of specialty rental assets	57,182	57,164	68,626
Gross profit	42,659	178,179	313,324
Selling, general and administrative	58,508	54,258	56,126
Other depreciation and amortization	16,204	15,642	15,351
Other (income) expense, net	2,694	(502)	1,241
Operating income (loss)	(34,747)	108,781	240,606
Loss on extinguishment of debt	2,370	—	2,279
Interest expense, net	6,086	16,619	22,639
Change in fair value of warrant liabilities	—	(675)	(9,062)
Income (loss) before income tax	(43,203)	92,837	224,750
Income tax expense (benefit)	(6,126)	21,430	51,050
Net income (loss)	(37,077)	71,407	173,700
Less: Net income attributable to the noncontrolling interest	44	142	—
Net income (loss) attributable to Target Hospitality Corp. common stockholders	(37,121)	71,265	173,700
Change in fair value of warrant liabilities	—	—	(9,062)
Net income (loss) attributable to Target Hospitality Corp. common stockholders - diluted	(37,121)	71,265	164,638

Other comprehensive loss
Foreign currency translation	(13)	(147)	(64)
Comprehensive income (loss)	(37,090)	71,260	173,636

Weighted average number shares outstanding - basic	99,520,649	100,135,249	101,350,910
Weighted average number shares outstanding - diluted	99,520,649	101,434,754	105,319,405

Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - basic	$(0.37)	$0.71	$1.71
Net income (loss) per share attributable to Target Hospitality Corp. common stockholders - diluted	$(0.37)	$0.70	$1.56

See accompanying notes which are an integral part of these consolidated financial statements

Target Hospitality Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025, 2024 and 2023

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2022	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,683	$200,847	$—	$200,847

Adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(268)	(268)	—	(268)
Balances at January 1, 2023	100,316,701	$10	9,430,665	$(23,559)	$139,287	$(2,574)	$87,415	$200,579	$—	$200,579

Net income	—	—	—	—	—	—	173,700	173,700	—	173,700
Stock-based compensation, net	870,917	—	—	—	8,305	—	—	8,305	—	8,305
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(6,818)	—	—	(6,818)	—	(6,818)
Cumulative translation adjustment	—	—	—	—	—	(64)	—	(64)	—	(64)
Issuance of Common Stock from exercise of warrants	17,369	—	—	—	209	—	—	209	—	209
Issuance of Common Stock from exercise of stock options	455,614	—	—	—	1,396	—	—	1,396	—	1,396
Balances at December 31, 2023	101,660,601	$10	9,430,665	$(23,559)	$142,379	$(2,638)	$261,115	$377,307	$—	$377,307

Net income	—	—	—	—	—	—	71,265	71,265	142	71,407
Stock-based compensation, net	718,250	—	—	—	6,431	—	—	6,431	—	6,431
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,661)	—	—	(2,661)	—	(2,661)
Cumulative translation adjustment	—	—	—	—	—	(147)	—	(147)	—	(147)
Issuance of Common Stock from exercise of warrants	1,079	—	—	—	3	—	—	3	—	3
Issuance of Common Stock from exercise of stock options	348,389	—	—	—	1,850	—	—	1,850	—	1,850
Distributions	—	—	—	—	—	—	—	—	(133)	(133)
Repurchase of Common Stock as part of share repurchase program	(3,866,265)		3,866,265	(33,745)	—	—	—	(33,745)	—	(33,745)
Other	90,000	—	—	—	778	—	—	778	—	778
Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090

Net loss	—	—	—	—	—	—	(37,121)	(37,121)	44	(37,077)
Stock-based compensation, net	845,188	—	—	—	7,552	—	—	7,552	—	7,552
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(2,242)	—	—	(2,242)	—	(2,242)
Cumulative translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Distributions	—	—	—	—	—	—	—	—	(250)	(250)
Balances at December 31, 2025	99,797,242	$10	13,296,930	$(57,304)	$154,090	$(2,798)	$295,259	$389,257	$(197)	$389,060

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(37,077)	$71,407	$173,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59,911	59,331	70,530
Amortization of intangible assets	13,475	13,475	13,447
Noncash operating lease expense	9,075	10,060	17,797
Accretion of asset retirement obligation	132	139	177
Amortization of deferred financing costs	736	1,098	2,881
Amortization of original issue discount	440	1,745	750
Change in fair value of warrant liabilities	—	(675)	(9,062)
Stock-based compensation expense	7,552	7,306	11,174
(Gain) loss on sale of specialty rental assets and other property, plant and equipment	13	(322)	137
Loss on extinguishment of debt	2,370	—	2,279
Deferred income taxes	(6,959)	(3,803)	37,902
Provision for credit losses on receivables, net of recoveries	703	257	544
Other	—	778	—
Changes in operating assets and liabilities
Accounts receivable	(7,512)	17,599	(25,800)
Prepaid expenses and other assets	545	139	3,083
Accounts payable and other accrued liabilities	23,147	(13,568)	(10,394)
Deferred revenue and customer deposits	17,339	(4,235)	(120,050)
Operating lease obligation	(9,756)	(9,630)	(13,477)
Other non-current assets and liabilities	(42)	574	1,183
Net cash provided by operating activities	74,092	151,675	156,801
Cash flows from investing activities:
Purchase of specialty rental assets	(67,039)	(29,557)	(60,808)
Purchase of property, plant and equipment	(751)	(687)	(3,066)
Acquired intangible assets	—	—	(4,547)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	—	1,402	241
Net cash used in investing activities	(67,790)	(28,842)	(68,180)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(2,344)	(1,695)	(1,404)
Principal payments on borrowings from ABL Facility	(75,000)	—	—
Proceeds from borrowings on ABL Facility	75,000	—	—
Repayment of Senior Notes	(181,446)	—	(153,054)
Repurchase of Common Stock	—	(33,496)	—
Payment of issuance costs from warrant exchange	—	—	(1,504)
Distributions paid to noncontrolling interest	(260)	(65)	—
Proceeds from issuance of Common Stock from exercise of warrants	—	3	209
Proceeds from issuance of Common Stock from exercise of options	—	1,850	1,396
Payment of deferred financing costs	(535)	—	(5,194)
Taxes paid related to net share settlement of equity awards	(2,242)	(2,661)	(6,818)
Payment of debt extinguishment premium costs	(1,814)	—	—
Net cash used in financing activities	(188,641)	(36,064)	(166,369)

Effect of exchange rate changes on cash and cash equivalents	19	(30)	4

Net increase (decrease) in cash and cash equivalents	(182,320)	86,739	(77,744)
Cash and cash equivalents - beginning of year	190,668	103,929	181,673
Cash and cash equivalents - end of year	$8,348	$190,668	$103,929

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$12,984	$17,975	$29,273
Income taxes paid, net of refunds received	$2,818	$28,771	$5,973
Decrease in accrued capital expenditures	$—	$348	$—
Decrease in accrual of issuance costs from warrant exchange	$—	$—	$1,504
Operating lease liabilities arising from obtaining operating lease assets	$(6,625)	$(22,225)	$(10,197)
Reduction in operating lease assets due to lease terminations and modifications	$15,883	$7,035	$—

Non-cash investing and financing activity:
Non-cash repurchase of common stock as part of share repurchase program	$—	$(249)	$—
Non-cash change in accrued distributions to noncontrolling interest	$10	$(68)	$—
Non-cash accrued proceeds from the sale of specialty rental assets	$118	$—	$—
Non-cash issuance of common stock	$—	$(778)	$—
Non-cash change in finance lease terminations	$258	$—	$—
Non-cash change in accrued capital expenditures	$(1,826)	$—	$(129)
Non-cash change in finance lease obligations	$(3,051)	$(2,613)	$(1,632)

See accompanying notes which are an integral part of these consolidated financial statements.

Target Hospitality Corp.

Notes to Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental accommodations and full-service value-added hospitality solutions. The Company delivers comprehensive hospitality services and workforce community solutions, including: catering and food services, maintenance, housekeeping, grounds-keeping, security, recreational amenities, community design and construction, community management, and laundry services. Target Hospitality’s modular specialty rental accommodation assets are relocatable and interchangeable across its operating segments, enabling the Company to redeploy assets in response to shifts in customer requirements, market conditions, and project locations.  The Company serves customers in the natural resources development sector, customers supporting critical mineral development, power generation, or data center infrastructure projects,  and the government sector, with operations primarily located in the West Texas, South Texas, New Mexico, Nevada and Midwest regions.

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

	Years Ended December 31,
	2025	2024	2023
Balances at Beginning of Year	$534	$550	$4
Adoption of ASC 326	-	-	268
Provision for credit losses	977	336	599
Recoveries	(274)	(79)	(55)
Write-offs	(1,005)	(273)	(266)
Balances at End of Year	$232	$534	$550

Provision for credit losses, net of recoveries for the period are included within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Prepaid Expenses and Other Assets

Prepaid expenses of approximately $4.5 million and $5.4 million at December 31, 2025 and 2024, respectively, primarily consist of insurance, rent, deposits and permits.  Prepaid insurance, rent, and permits are amortized over the related term of the respective agreements. Other assets of approximately $4.3 million and $4 million at December 31, 2025 and 2024, respectively, primarily consist of $2.1 million and $1.9 million of deposits as of December 31, 2025 and 2024, respectively, and $2.1 million and $1.9 million of hospitality inventory as of December 31, 2025 and 2024, respectively.  Inventory, primarily consisting of food and beverages, is accounted for by the first-in, first-out method and is stated at the lower of cost and net realizable value.

Concentrations of Credit Risk

In the normal course of business, the Company grants credit to its customers based on credit evaluations of their financial condition and generally requires no collateral or other security. Major customers are defined as those individually comprising more than 10.0% of the Company’s revenues or accounts receivable. For the year ended December 31, 2025, the Company had three customers who accounted for 28%, 11% and 11% of total revenues, respectively. The largest customer accounted for 48% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2025.

For the year ended December 31, 2024, the Company had one customer who accounted for 48% of revenues. The largest customer accounted for 43% of accounts receivable, while no other customer accounted for more than 10% of the accounts receivable balance as of December 31, 2024 .

For the year ended December 31, 2023, the Company had one customer representing 62% of revenues.

Major suppliers are defined as those individually comprising more than 10.0% of the annual goods purchased. For the years ended December 31, 2025, 2024 and 2023, the Company had one major supplier representing 13.5%, 19.4%, and 16.8% of goods purchased, respectively.

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized by applying the weighted average interest rate applicable to the borrowings of the Company to the average amount of accumulated expenditures outstanding during the construction period.  Such capitalized interest costs are depreciated over the related assets’ estimated useful lives.

Specialty Rental Assets

Specialty rental assets (modular units, site work and furniture and fixtures comprising communities) are measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments are capitalized when such costs extend the useful life or increase the rental value of the specialty rental asset. Costs incurred for specialty rental assets to meet a particular customer specification are capitalized and depreciated over the lease term. Maintenance and repair costs are expensed as incurred.

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

Depreciation is computed using the straight-line method over estimated useful lives, as follows:

Machinery and office equipment	3-7 years
Furniture and fixtures	7 years
Software	3 years

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

Assets Held for Sale

Management considers an asset to be held for sale when management approves and commits to a formal plan to actively market the asset for sale and it is probable that the sale will be completed within twelve months.  A sale may be considered probable when a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as held for sale, management records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and management stops recording depreciation expense. As of December 31, 2025, no assets were considered held for sale.

Deferred Financing Costs Revolver, net

Deferred financing costs revolver are associated with the issuance of the ABL Facility discussed in Note 7. Such costs are amortized over the contractual term of the line-of-credit through initial maturity using the straight-line method. Amortization expense of deferred financing costs revolver is included in interest expense, net in the consolidated statement of comprehensive income (loss).

Term Loan Deferred Financing Costs

Term loan deferred financing costs are associated with the issuance of the 2025 Senior Secured Notes discussed in Note 7. The Company presents unamortized deferred financing costs as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets. Such costs are deferred and amortized over the term of the debt based on the effective interest rate method.

Original Issuance Discounts

Debt original issue discounts are associated with the issuance of the 2025 Senior Secured Notes discussed in Note 7 and are recorded as direct deductions to the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheets.  Debt discounts are deferred and amortized over the term of the debt based on the effective interest rate method.

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

Refer to Notes 12 and 13 for additional lease disclosures.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) related to legal obligations associated with the operation of the Company’s specialty rental assets. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred and accreted over time for the change in present value over the expected timing of settlement. Changes in the expected timing or amount of settlement are recognized in the period of change as an increase or decrease in the carrying amount of the ARO and related asset retirement costs with decreases in excess of the carrying value of the related asset retirement cost being recognized in the consolidated statement of comprehensive income (loss). The Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these costs over the remaining useful life. The carrying amount of AROs included in the consolidated balance sheets were $2.7 million and $2.6 million as of December 31, 2025 and 2024, respectively, which represents the present value of the estimated future cost of these AROs of approximately $2.9 million. Accretion expense of approximately $0.1 million, $0.1 million, and $0.2 million was recognized in specialty rental costs in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Cost of services and construction includes labor, food, utilities, supplies, leasing and other direct costs associated with operating the lodging units as well as repair and maintenance expenses, costs associated with relocating community assets, and construction costs associated with community construction services projects. Cost of rental includes leasing costs, utilities, and other direct costs of maintaining the lodging units. Costs associated with contracts include sales commissions which are expensed as incurred and reflected in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

Additionally, the Company collects sales, use, occupancy and similar taxes, which the Company presents on a net basis (excluded from revenues) in the consolidated statements of comprehensive income (loss).

The Company recognizes revenue associated with community construction using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. Management believes this cost-to-cost method is the most appropriate measure of progress to the satisfaction of a performance obligation on the community construction. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. As noted above, costs associated with the construction fee income are recognized as incurred and presented within the services and construction costs financial statement line item within the accompanying consolidated statement of comprehensive income (loss).

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

Warrant Liabilities

We evaluated the warrants issued by Platinum Eagle, our legal predecessor, to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Specifically, the provisions in the Private Warrant agreement provided for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such a provision would preclude the warrant from being classified in equity. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of comprehensive income (loss) at each reporting date. The fair value adjustments were determined by using a Black-Scholes option-pricing model based on inputs less observable in the marketplace. The Private Warrants were deemed equity instruments for income tax purposes, and accordingly, there was no tax accounting related to changes in the fair value of the Private Warrants recognized. The Private Warrants expired unexercised on March 15, 2024 and are no longer outstanding.

Stock-Based Compensation

The Company sponsors an equity incentive plan, the Target Hospitality Corp. 2019 Incentive Award Plan, as amended (the “Plan”), in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”).  The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”), performance stock unit awards (“PSUs”), and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. The fair value of the stock options is calculated using the Black-Scholes option-pricing model and the fair value of the PSUs that are based on market conditions (“Market-Based PSUs”) are calculated using a Monte Carlo simulation while the fair value of the RSUs and performance-based PSUs not based on market conditions (“Performance-Based PSUs”) are calculated based on the Company’s share price on the grant-date, together with the assessment of the probability of achieving defined performance measures for Performance-Based PSUs.  Compensation cost for awards with performance conditions (non-market) is recognized if and when achievement becomes probable and is adjusted for changes in probability and actual outcomes through the end of the performance period.  The resulting compensation expense is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.  Similarly, for time-based awards subject to graded vesting, compensation expense is recognized on a straight-line basis over the service period, subject to the requirement that cumulative expense recognized at any date will at least equal the grant-date fair value of the vested portion of the award.  For Market-Based PSUs, the probability of satisfying a market condition is considered in the estimation of the grant-date fair value and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.  Forfeitures are accounted for as they occur.  For valuation of awards, the Company uses key assumptions appropriate to the valuation technique (e.g., expected term, expected volatility, dividend yield, and risk-free interest rate for Black-Scholes; and relevant volatility/correlation and risk-free inputs for Monte Carlo). See Note 16 for the period’s specific assumptions and ranges.  The Plan also includes Stock Appreciation Rights awards (“SARs”).  Each SAR represents a contingent right to receive, upon vesting, payment in cash or the Company’s Common Stock, as determined by the Compensation Committee, in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price.  Under the authoritative guidance for stock-based compensation, SARs that are expected to be settled in cash are considered liability-based awards that are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets at fair value and are remeasured at fair value each reporting period until the date of settlement using the Black-Scholes option pricing model.  Changes in the estimated fair value of the SARs along with the resulting cost is recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee is required to provide service in exchange for the SARs, usually the vesting period.  Forfeitures are accounted for as they occur. As of December 31, 2025 and 2024, respectively, there were no SAR awards outstanding as all were either exercised and paid in cash or forfeited as of December 31, 2024. Additional information related to the Plan, including award activity rollforwards (by award type), total unrecognized compensation cost and weighted-average remaining recognition period, valuation assumptions, related income tax effects, and cash flow impacts, is presented in Note 16.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).  Annual disclosures are required for fiscal years beginning after December 15, 2024 and may be applied prospectively or retrospectively. These requirements did not have an impact on amounts recognized in our financial statements, but resulted in expanded Income Tax disclosures as shown in Note 9 of the financial statements. The Company adopted ASU 2023-09, on the effective date of January 1, 2025, which will be applied prospectively. Refer to Note 9 for these expanded disclosures.

Recently Issued Accounting Standards

Improvements to Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The ASU 2024-03 may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of this update and does not intend to early adopt ASU 2024-03. The Company expects this update to result in expanded disclosures, but does not expect the update to affect the Company’s consolidated results of operations, cash flows, or financial position.

2. Revenue

Total revenue under contracts recognized under ASC 606 was approximately $274.8 million for the year ended December 31, 2025, while $45.8 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2025. Total revenue under contracts recognized under ASC 606 was $265.9 million for the year ended December 31, 2024, while $120.4 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2024. Total revenue under contracts recognized under ASC 606 was $365.6 million for the year ended December 31, 2023, while $198 million was specialty rental income subject to the guidance of ASC 842 for the year ended December 31, 2023.

The following table disaggregates our services and construction fee income by our three reportable segments as well as the All Other category: Hospitality and Facility Services-South (“HFS – South”), Workforce Hospitality Solutions (“WHS”), Government, and All Other for the years indicated below:

	For the Years Ended December 31,
	2025	2024	2023
HFS - South
Services income	$135,357	$143,846	$142,666
Total HFS - South revenues	135,357	143,846	142,666

WHS
Services income	$5,157	$—	$—
Construction fee income	87,296	—	—
Total WHS revenues	92,453	—	—

Government
Services income	$35,671	$110,375	$211,753
Total Government revenues	35,671	110,375	211,753

All Other
Services income	$11,347	$11,691	$11,208
Total All Other revenues	11,347	11,691	11,208

Total services and construction fee income revenues	$274,828	$265,912	$365,627

For the year ended December 31, 2025, the Company incurred and expensed approximately $69.6 million of construction costs associated with construction fee income, which are included within the services and construction costs financial statement line item within the accompanying consolidated statement of comprehensive income (loss).

During the year ended December 31, 2024, the STFRC Contract in the Company’s Government segment was terminated effective August 9, 2024. The STFRC Contract was based on a fixed minimum lease revenue amount and for the years ended December 31, 2024 and 2023, contributed approximately $38.3 million and $55.9 million, respectively, in total consolidated revenue. The assets associated with the STFRC Contract were reactivated under the DIPC Contract relating to the DIPC effective March 5, 2025, which is a lease and services agreement with an anticipated five-year term.  The DIPC retains a similar facility size and operational scope as the prior operations under the STFRC Contract. The DIPC is capable of supporting up to 2,400 individuals and provides an open and safe environment to appropriately care for the community population. The consistency of the community layout required no capital investment, allowing for seamless community reactivation. The Company is providing facility and hospitality solutions under the DIPC Contract, which has a similar economic structure to the previous STFRC Contract, including fixed minimum revenue regardless of occupancy that amounts to a cumulative fixed minimum revenue amount of approximately $246 million over the anticipated five-year term. As such, the DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period.  The ramp up period was completed as scheduled as of September 30, 2025 with the maximum fixed minimum revenue amount now being recognized. The maximum fixed minimum revenue amount is based on utilization of 2,400 beds. The DIPC Contract is supported by an amended intergovernmental services agreement between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement. As is customary for U.S. government contracts and subcontracts, the IGSA and the DIPC Contract are subject to annual U.S. government appropriations and can be canceled for convenience with a 60-day prior notice.

During the year ended December 31, 2023, the NP Partner executed the PCC Contract that became effective on November 16, 2023, and included a term with a one-year base period through November 15, 2024, with an option to extend for up to four additional one-year periods and an option to extend for up to six months upon the conclusion of the base period or any of the option periods. The PCC Contract did not result in any advanced payments that required an assessment of the amortization period. The PCC Contract operated with similar structure to the Company’s prior government services contracts, which centered around minimum revenue amounts supported by the U.S. government. Additionally, this PCC Contract included occupancy-based variable services revenue that fluctuated with active community population fluctuations. During the year ended December 31, 2024, the Company executed the first of four one-year extension options on the PCC Contract along with an amendment, effective November 16, 2024, which supported a community capable of serving up to 6,000 individuals. The minimum revenue amount provided for a minimum annual revenue contribution of approximately $168 million, which decreased from $178 million pursuant to the amendment on November 16, 2024. The PCC contract contained both a lease component under ASC 842 and a service or non-lease component under ASC 606.  The November 16, 2024 amendment of the PCC Contract resulted in a re-assessment of the allocation of the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, which did not result in a material change from the previous allocation of contract consideration done at the origination date of the PCC Contract on November 15, 2023, other than allocating a lower minimum annual revenue contribution of $168 million compared to the prior $178 million amount.  All revenue associated with the PCC contract and the related amendment, is attributable to the Government reportable segment. In February 2025, the Company received notice that the U.S. government terminated the PCC Contract with the NP Partner and the NP Partner terminated the PCC Contract, effectively immediately on February 21, 2025  and the NP Partner provided notice to the Company of their intention to terminate the PCC Contract as of the PCC Termination Effective Date. In connection with the PCC Contract termination, on August 1, 2025, the Company entered into an agreement with the NP Partner related to the close-out and settlement of the PCC Contract. The agreement provided the Company with consideration for certain costs related to the termination of the PCC Contract and resulted in a payment to the Company of approximately $11.8 million (“PCC Contract Close-Out Payment”), which was received in cash and recognized as revenue during the year ended December 31, 2025 and is included as a component of services income in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2025 within the Government segment and is included as a component of cash flows from operations within the accompanying consolidated statement of cash flows for the year ended December 31, 2025. The PCC Contract generated total revenue of approximately $36.3 million (inclusive of the PCC Contract Close-Out Payment) and $186.4 million for the years ended December 31, 2025 and 2024, respectively. The combined PCC Contract and prior contract with the NP Partner generated total revenue of approximately $347.8 million for the year ended December 31, 2023.  No further payments are expected from the PCC Contract.  The Company retained ownership of the related assets that were associated with the PCC Contract, enabling the Company to continue utilizing these modular solutions and real property to support customer demand across its operating segments and other potential growth opportunities.  Certain assets previously associated with servicing the PCC Contract were redeployed to the WHS segment to service the requirements of the Data Center Community Contract described below.  The Company is actively engaged in remarketing the remaining assets that were associated with servicing the PCC Contract.

During the year ended December 31, 2025, the Company entered into the Data Center Community Contract to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community. The Company will provide full turnkey support for the Data Center Community, including premium culinary offerings, facilities management, and comprehensive support services. The purpose-built and highly customized Community will support an initial population of 250 individuals, with the capability to expand to approximately 1,500 individuals.  Construction and mobilization of the Community for the initial 250 beds was completed as of September 30, 2025, and first occupancy of the Community began in September 2025 for the initial 250 beds. During the three months ended December 31, 2025, the scope of the Data Center Community Contract was amended to add an additional 800 beds to the Data Center Community by June 2026, representing a 320% increase from the initial Community size, resulting in a customized and purpose-built community capable of supporting up to 1,050 individuals (“Expanded Community Contract”).  The assets comprising the 1,050 beds supporting the Data Center Community will be owned and managed by the Company.  The Company anticipates additional potential Community expansions to meet growing customer demand in future years.  The Expanded Community Contract, which has an initial term through September 2027 for the initial 250 beds and, as amended, an initial term through May 2028 for the additional 800 beds, is expected to generate approximately $134 million of committed minimum revenue over the initial terms, which includes advanced payments to be paid in installments during the initial construction and mobilization phase of the Expanded Community Contract to fund the initial construction and mobilization of the Community and related expansions.  The Company utilized a portion of its existing asset portfolio to construct the premium Data Center Community and, during the year ended December 31, 2025, began receiving advanced payments from the customer to fund the construction and mobilization of the Community. As services began in September 2025, most of the advance payments were received as of December 31, 2025, and are reflected as cash flows from operations during the year ended December 31, 2025. The advanced payments were determined to be related to future services and will be initially recognized as deferred revenue upon receipt and included as a component of deferred revenue and customer deposits within the accompanying consolidated balance sheet and amortized as revenue over the estimated term of the contract. The Data Center Community Contract began to generate revenue during the year ended December 31, 2025, and is reported within the Company’s WHS segment.

In December 2025, the Company announced a 25-month contract award agreement to build and operate a community in Northern Nevada, supporting power generation expansion for mining and data center projects (the “Power Community Contract”). It is expected to generate approximately $35 million in revenue over its initial 25-month term starting in June of 2026, accommodate up to 250 individuals, and leverage the Company’s existing regional infrastructure with minimal capital investment of $8 million to $10 million. The operating results for this contract are expected to be reported within the WHS operating segment beginning in June of 2026 as the contract generated no operating revenues for the year ended December 31, 2025.

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

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent advanced payments for rental of assets that is being recognized over the related contract period, a security deposit, advanced payments for community builds, and mobilization of asset activities related to community expansions that are being recognized over the related contract period, and billings in excess of costs. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Balances at Beginning of Year	$1,235	$5,469	$125,519
Additions to deferred revenue	19,522	699	-
Revenue recognized	(2,183)	(4,933)	(120,050)
Balances at End of Year	$18,574	$1,235	$5,469

As a result of the termination of the STFRC Contract effective August 9, 2024 in the Company’s Government Segment, the Company recognized the $4.9 million of deferred revenue remaining at December 31, 2023 associated with this contract during the year ended December 31, 2024 as is reflected in the above table, as no further service obligations existed.

As of December 31, 2025, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed (in thousands):

	For the Years Ended December 31,
	2026	2027	2028	2029	Total
Revenue expected to be recognized as of December 31, 2025	$52,912	$34,509	$20,140	$15,426	$122,987

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	December 31,	December 31,
	2025	2024
Specialty rental assets	$830,592	$773,858
Construction-in-process	21,057	8,476
Less: accumulated depreciation	(519,243)	(461,482)
Specialty rental assets, net	$332,406	$320,852

There were no specialty rental assets under finance lease as of December 31, 2025 and 2024, respectively. Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss). During the year ended December 31, 2025, there was also a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.6 million with no net impact to specialty rental assets, net.

In January 2025, the Company purchased a group of assets consisting of land, and specialty rental assets (building, modular units, site work, and furniture & fixtures) for approximately $15.5 million, of which, approximately $14.9 million is included within this asset group, to support growth of the WHS segment discussed in Note 18, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, and specialty rental assets.

During the year ended December 31, 2024, the Company disposed of assets with accumulated depreciation of approximately $0.5 million along with the related gross cost of approximately $0.7 million. These asset disposals resulted in a net gain on sale of specialty rental assets of approximately $0.1 million (net of sale proceeds of approximately $0.3 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2024. During the year ended December 31, 2024, there was also a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $1 million with no net impact to specialty rental assets, net.

4. Other Property, Plant and Equipment, Net

Other property, plant, and equipment, net at the dates indicated below, consisted of the following:

	December 31,	December 31,
	2025	2024
Land	$31,184	$30,606
Leasehold improvements	908	908
Machinery and office equipment	2,398	2,206
Other	12,605	10,862
	47,095	44,582
Less: accumulated depreciation	(11,341)	(9,647)
Total other property, plant and equipment, net	$35,754	$34,935

Depreciation expense related to other property, plant and equipment was approximately $2.7 million, $2.2 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss). During the year ended December 31, 2025, the Company retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $1.0 million and a gross cost of $1.3 million, which resulted in a net loss on the disposal of leased assets of approximately $0.3 million and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2025.

Included in other property, plant and equipment, net are certain assets under finance lease. The gross cost of the assets under finance lease was approximately $10.3 million and $8.5 million as of December 31, 2025 and 2024, respectively. The accumulated depreciation related to finance lease assets totaled approximately $6.5 million and $5.2 million as of December 31, 2025 and 2024, respectively. Such amounts under finance lease are included in the other category in the above table as of December 31, 2025 and 2024, respectively.

In January 2025, the Company purchased a group of assets consisting of land, and specialty rental assets (building, modular units, site work, and furniture & fixtures) for approximately $15.5 million, of which, approximately $0.6 million is included within this asset group related to the land portion of the acquisition, to support growth of the WHS segment discussed in Note 18, which was funded by cash on hand. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land, and specialty rental assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS – South
Balance at December 31, 2023	$41,038
Changes in Goodwill	-
Balance at December 31, 2024	41,038
Changes in Goodwill	-
Balance at December 31, 2025	$41,038

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

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	December 31, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.0	$133,105	$(110,316)	$22,789
Non-compete agreement	2.1	349	(206)	143
Total		133,454	(110,522)	22,932
Indefinite lived assets:
Tradename		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(110,522)	$39,332

	December 31, 2024
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.9	$133,105	$(96,911)	$36,194
Non-compete agreement	3.1	349	(136)	213
Total		133,454	(97,047)	36,407
Indefinite lived assets:
Tradename		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(97,047)	$52,807

The aggregate amortization expense for intangible assets subject to amortization was $13.5 million, $13.5 million and $13.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive income (loss).

The estimated aggregate amortization expense as of December 31, 2025 for each of the next five years and thereafter is as follows:

2026	$12,879
2027	8,270
2028	778
2029	525
2030	456
Thereafter	24
Total	$22,932

6. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	December 31,	December 31,
	2025	2024
Employee accrued compensation expense	$13,382	$7,732
Other accrued liabilities	8,925	12,139
Accrued interest on debt	168	5,911
Total accrued liabilities	$22,475	$25,782

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, and other accrued operating expenses.

7. Debt

2025 Senior Secured Notes

On November 1, 2023 (the “Notes Exchange Offer Settlement Date” or “Notes Settlement Date”), approximately $181.4 million of Arrow Bidco’s 9.50% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”) were exchanged by Arrow Bidco and Arrow Bidco issued approximately $181.4 million in aggregate principal amount of its 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”) pursuant to an indenture, dated November 1, 2023, by and among Arrow Bidco, the guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “2025 Senior Secured Notes Indenture”). Following the Notes Settlement Date, approximately $28.1 million aggregate principal amount of 2024 Senior Secured Notes remained outstanding, which were subsequently redeemed on November 21, 2023, resulting in an outstanding balance of $0. As such, none of the 2024 Senior Secured Notes remain outstanding. The 2025 Senior Secured Notes were scheduled to mature on June 15, 2025. Interest on the 2025 Senior Secured Notes accrued at 10.75% per annum, payable semi-annually on March 15 and September 15 of each year, and began March 15, 2024. On March 10, 2025, the Company issued a notice of redemption (the “Redemption”) to redeem all $181.4 million in aggregate principal amount of its 2025 Senior Secured Notes on March 25, 2025 (the “Redemption Date”). The 2025 Senior Secured Notes redeemed pursuant to the Redemption were redeemed for a redemption price equal to 101.000% of the principal amount of the 2025 Senior Secured Notes redeemed plus accrued and unpaid interest to but not including the Redemption Date.  As of March 25, 2025, the 2025 Senior Secured Notes were redeemed, paid in full and are no longer outstanding. The premium cost associated with the Redemption amounted to approximately $1.8 million and was recognized as a component of loss on extinguishment of debt for the year ended December 31, 2025, in the accompanying consolidated statement of comprehensive loss. Additionally, the premium cost was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the year ended December 31, 2025.

In connection with the issuance of the 2025 Senior Secured Notes, there was an original issue discount of approximately $2.7 million and the discount was being amortized over the original term of the 2025 Senior Secured Notes using the effective interest method. The unamortized original issue discount balance of approximately $0.4 million was recognized as a component of loss on extinguishment of debt for the year ended December 31, 2025 in the accompanying consolidated statement of comprehensive income (loss) in connection with the Redemption of the 2025 Senior Secured Notes.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of December 31, 2025 consisted of $3.8 million of finance leases. The finance leases pertain to leases entered into during 2022 through December 31, 2025, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028. Refer to Note 12 for further discussion of finance leases, including the weighted average discount rate applicable to these finance leases.

The Company’s finance lease and other financing obligations as of December 31, 2024, primarily consisted of $3.3 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended from time to time, the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the years ended December 31, 2024 and 2023, respectively, no amounts were drawn or repaid on the ABL Facility resulting in an outstanding balance of $0 as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2025, all amounts drawn on the ABL Facility were fully repaid resulting in an outstanding balance of $0 as of December 31, 2025.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. The termination date of the ABL Facility is February 1, 2028, which was subject to a springing maturity that would have accelerated the maturity of the ABL Facility if any of the 2025 Senior Secured Notes (or any indebtedness incurred to refinance the 2025 Senior Secured Notes) remained outstanding on the date that is ninety-one days prior to the stated maturity date thereof. On February 24, 2025 and February 27, 2025, Arrow Bidco, LLC entered into a fourth amendment (the “Fourth Amendment”) and a fifth amendment (the “Fifth Amendment”), respectively, to the ABL Facility. The Fourth Amendment amended the ABL Facility to modify the springing maturity provision that would have accelerated the maturity of the facility if any of the 2025 Senior Secured Notes remained outstanding on the date that is ninety-one days prior to the stated maturity date thereof (March 15, 2025) to March 18, 2025, which was further modified by the Fifth Amendment to March 31, 2025. As previously mentioned, none of the 2025 Senior Secured Notes remain outstanding as they were redeemed and paid in full on March 25, 2025, and as such, the springing maturity date discussed above no longer applies. On December 23, 2025, Arrow Bidco, LLC and certain of the Company’s other subsidiaries entered into a sixth amendment (the “Sixth Amendment”) to the ABL Facility.  The Sixth Amendment provides additional flexibility in connection with the timing of anticipated capital expenditures associated with planned growth projects and, among other things: (i) suspends the minimum fixed charge coverage ratio maintenance covenant; (ii) reduces the maximum total leverage ratio maintenance covenant to 1.50:1.00; and (iii) requires the Borrowers to maintain excess availability under the ABL Facility of the greater of (a) 40% of the Line Cap and (b) $70 million. Each of these modifications applies until (but excluding) January 1, 2027, unless the Company elects an earlier reinstatement.  The Company was in compliance with the financial covenants under the ABL Credit Agreement as of the date of the Sixth Amendment and remained in compliance with such covenants as of December 31, 2025.

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

Prior to the effectiveness of the Sixth Amendment, and as set forth in the Third Amendment, the ABL Facility required the Borrowers to maintain a (i) minimum fixed charge coverage ratio of not less than 1.00:1.00 and (ii) maximum total leverage ratio of 2.50:1.00. During the period in which the covenant modifications under the Sixth Amendment remain in effect, the ABL Facility does not require the Borrowers to maintain a minimum fixed charge coverage ratio and requires compliance with a maximum total leverage ratio of 1.50:1.00.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	December 31,	December 31,
	2025	2024
Finance lease and other financing obligations (Note 12)	$3,761	$3,311
10.75% Senior Secured Notes due 2025, face amount	—	181,446
Less: unamortized original issue discount	—	(873)
Less: unamortized term loan deferred financing costs	—	(245)
Total debt, net	3,761	183,639
Less: current maturities, net	(2,086)	(182,188)
Total long-term debt	$1,675	$1,451

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following, including the components of interest expense, net on the 2024 and 2025 Senior Secured Notes (collectively, the “Notes”):

	For the Years Ended December 31,
	2025	2024	2023
Interest incurred on finance lease and other financing obligations	$454	$301	$212
Interest expense incurred on ABL Facility and Notes	6,788	20,173	22,935
Amortization of deferred financing costs on ABL Facility and Notes	736	1,098	2,881
Amortization of original issue discount on Notes	440	1,745	750
Interest income	(2,332)	(6,698)	(4,139)
Interest expense, net	$6,086	$16,619	$22,639

Deferred Financing Costs and Original Issue Discount

The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the 2025 Senior Secured Notes on the consolidated balance sheet as of December 31, 2024.

In connection with the Notes Exchange Offer and issuance of the 2025 Senior Secured Notes in 2023, the Company incurred and deferred approximately $0.8 million of deferred financing costs and approximately $2.7 million of original issue discount, which are included, net of accumulated amortization in the carrying value of the 2025 Senior Secured Notes as of December 31, 2024. Accumulated amortization expense related to the deferred financing costs was approximately $14.0 million as of December 31, 2024. Accumulated amortization of the original issue discount was approximately $4.8 million as of December 31, 2024. The redemption of the 2025 Senior Secured Notes on March 25, 2025 was accounted for as an extinguishment of debt and consequently, all of the unamortized deferred financing costs and unamortized original issue discount were expensed through loss on extinguishment of debt within the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2025. The loss on extinguishment of debt amounted to approximately $2.4 million consisting of the premium cost of approximately $1.8 million previously discussed, with the remaining portion related to the write-off of unamortized deferred financing costs and unamortized original issue discount as of March 25, 2025.

In connection with the Notes Exchange Offer Settlement Date previously mentioned, The Company recognized a charge of approximately $1.9 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs and unamortized original issue discount associated with the extinguishment of the 2024 Senior Secured Notes for the year ended December 31, 2023. The Company also incurred deferred financing costs associated with the ABL Facility, which are capitalized and presented net of accumulated amortization on the consolidated balance sheets as of December 31, 2025 and 2024, respectively, within deferred financing costs revolver, net.  These costs are amortized over the contractual term of the line-of-credit through the ABL Facility termination date using the straight-line method.

In connection with the First Amendment to the ABL Facility, which was considered a modification for accounting purposes, any unamortized deferred financing costs from the ABL Facility that pertained to non-continuing lenders were expensed through loss on extinguishment of debt on the consolidated statement of comprehensive income as of the amendment date. As such, the Company recognized a charge of approximately $0.4 million in loss on extinguishment of debt related to the write-off of unamortized deferred financing costs pertaining to non-continuing lenders during the year ended December 31, 2023.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $6.5 million and $5.9 million as of December 31, 2025 and 2024, respectively.

Refer to the components of interest expense table in Note 7 for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the years ended December 31, 2025, 2024, and 2023, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below. Refer to Note 12 for additional information on our finance lease obligations, including contractual terms.

The schedule of future maturities as of December 31, 2025 consists of the following:

2026	$2,086
2027	1,381
2028	294
Total	$3,761

8. Warrant Liabilities

On January 17, 2018, Harry E. Sloan, Joshua Kazam, Fredric D. Rosen, the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust, purchased from Platinum Eagle an aggregate of 5,333,334 Private Warrants at a price of $1.50 per warrant (for an aggregate purchase price of $8.0 million) in a private placement that occurred simultaneously with the completion of its initial public offering. Each Private Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. The purchase price of the Private Warrants was added to the proceeds from Platinum Eagle’s initial public offering and was held in the Trust Account until the formation of the Company on March 15, 2019. The Private Warrants (including the shares of Common Stock issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until 30 days after the formation of the Company on March 15, 2019, and they were exercisable on a cashless basis and were non-redeemable so long as they were held by the initial purchasers of the Private Warrants or their permitted transferees.

The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they did not meet the criteria to be classified in stockholders’ equity and should be classified as liabilities. Since the Private Warrants met the definition of a derivative under ASC 815, the Company recorded the Private Warrants as liabilities on the balance sheet at their estimated fair value.

Subsequent changes in the estimated fair value of the Private Warrants are reflected in the change in fair value of warrant liabilities in the accompanying consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Private Warrants resulted in a gain of approximately ($0.7) million and ($9.1) million during the years ended December 31, 2024, and 2023, respectively.

As of December 31, 2025 and 2024, the Company had no Private Warrants issued and outstanding as the Private Warrants expired unexercised on March 15, 2024.

9. Income Taxes

The components of the provision for income taxes are comprised of the following for the years ended December 31:

	2025	2024	2023
Domestic
Current	$834	$25,291	$13,147
Deferred	(6,960)	(3,861)	37,903
Total income tax expense (benefit)	$(6,126)	$21,430	$51,050

Income tax results differed from the amount computed by applying the U.S. statutory income tax rate to income before income taxes (“IBIT”) for the following reasons for the years ended December 31:

	2025		2024	2023
	Amount	% of IBIT	Amount	Amount
Statutory income tax expense	$(9,073)	21.0%	$19,496	$47,198
State tax expense(1)	631	(1.5)%	1,324	3,956
Effect of tax rates in foreign jurisdictions	251	(0.6)%	(29)	(46)
Change in fair value of warrant liabilities	-	0.0%	(142)	(1,903)
Valuation allowances	-	0.0%	307	510
Officer Compensation	1,921	(4.4)%	708	306
Other	144	(0.3)%	(234)	1,029
Reported income tax expense (benefit)	$(6,126)	14.2%	$21,430	$51,050

      (1) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The 2025 columns of the table above were prepared in accordance with the updated requirements of ASU 2023-09, Improvements to Income Tax Disclosures.  See Note 1 – Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies for additional details on the adoption of this new accounting standard.

Income tax expense (benefit) was ($6.1) million, $21.4 million and $51.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate for the years ended December 31, 2025, 2024, and 2023 was 14.2%, 23.1% and 22.7%, respectively. The fluctuation in the rate for the years ended December 31, 2025, 2024 and 2023, respectively, results primarily from the relationship of year-to-date income before income tax, the fluctuation in the permanent add-back related to the change in fair value of warrant liabilities on the Company’s warrants, the impact of state tax expense based off of gross receipts, and a compensation deduction limitation during each of the years ended December 31, 2025, 2024 and 2023.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and carryforwards.

Summary of tax accounts on the Consolidated Balance Sheets is as follows:

	December 31,	December 31,
	2025	2024
Deferred tax liabilities (jurisdictional netting applied)	$(42,312)	$(49,271)
Net deferred income tax liability	$(42,312)	$(49,271)

Significant components of the deferred tax assets and liabilities for the Company are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets (liabilities)
Stock-based compensation	$2,054	$2,240
Deferred revenue	115	115
Intangible assets	8,054	8,530
Tax loss carryforwards	7,006	3,525
Operating lease obligations	1,495	5,587
Other - net	106	225
Deferred tax assets gross	18,830	20,222
Valuation allowance	(5,097)	(5,239)
Net deferred income tax asset	13,733	14,983

Deferred tax liabilities
Rental equipment and other plant, property and equipment	(53,937)	(57,910)
Operating lease right-of-use assets	(1,411)	(5,357)
Prepaid expenses	(697)	(987)
Deferred tax liability	(56,045)	(64,254)
Net deferred income tax liability	$(42,312)	$(49,271)

Income taxes paid, net of refunds received, consisted of the following:

For the Year Ended
December 31,
2025
Federal	$925
State and local
Texas	1,860
Foreign	33
Total income taxes paid, net of refunds received	$2,818

Tax loss carryovers for domestic income tax purposes totaled approximately $16.2 million at December 31, 2025. Under currently enacted tax laws, these tax carryovers are not subject to expiration. Tax loss carryovers for foreign income tax purposes totaled approximately $11.2 million at December 31, 2025 as shown in the below table. Approximately $11.2 million of these foreign income tax loss carryovers expire between 2031 and 2045. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A valuation allowance has been established against the deferred tax assets to the extent it is not more likely than not they will be realized.

	December		Valuation
	31, 2025	Expiration	Allowance
United States	$16,249	Not applicable	0%
Canada	10,786	2033-2045	100%
Mexico	377	2031-2035	100%
Total	$27,412

Unrecognized Tax Positions

No amounts have been accrued for uncertain tax positions as of December 31, 2025 and 2024. However, management's conclusion regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2025 and 2024 and does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying consolidated financial statements.

The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of the statute of limitations for assessing additional taxes, which generally ranges from two to five years. Therefore, as of December 31, 2025, tax years for 2018 through 2025 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are either Level 1 or Level 2, are as follows:

	December 31, 2025		December 31, 2024
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 7) - Level 2	$—	$—	$—	$—
Senior Secured Notes (See Note 7) - Level 1	$—	$—	$(180,328)	$(185,075)

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

Refer to Note 12 for disclosure regarding future minimum lease payments over the next five years at December 31, 2025, by year and in the aggregate, under non-cancelable operating leases.

In December 2025, to support growth in the Company’s WHS segment, the Company entered into a non-cancelable contract to purchase certain modular units totaling $13.8 million. Under the terms of the agreement, the Company paid a 40% non-refundable deposit of approximately $5.5 million prior to December 31, 2025.  The Company is obligated to make additional payments of approximately $8.3 million during the three months ended March 31, 2026, upon which delivery will occur and title to the equipment will transfer.  These remaining payments aggregating approximately $8.3 million represent a purchase commitment and will be recognized when the equipment is delivered in 2026.

12. Leases

Lessee Accounting

The Company has both finance and operating leases. The finance leases are solely comprised of the Company’s commercial-use vehicles, maturing in dates ranging from 2026 to 2028, including expected renewal options. Including all renewal options available to the Company, the lease maturity date may extend on a month-to-month basis for an unlimited period of time. Operating leases consist of land, building, office, certain community units, and equipment leases, maturing in dates ranging from 2026 to 2028, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2118.

Leases were included on the Company’s consolidated balance sheet as follows:

	December 31,	December 31,
Finance Lease:	2025	2024
Right-of-use assets, net(1)	$3,807	$3,318
Current portion of finance lease obligations(2)	$2,086	$1,860
Long-term finance lease obligations(3)	1,675	1,451
Total lease obligation	$3,761	$3,311
Weighted average remaining lease term	2.0 Years	2.2 Years
Weighted average discount rate	11.61%	11.82%
Operating Leases:
Right-of-use assets, net	$6,544	$24,935
Current portion of operating lease obligations	$5,807	$8,548
Long-term operating lease obligations	1,128	17,459
Total lease obligations	$6,935	$26,007
Weighted average remaining lease term	1.1 Years	3.5 Years
Weighted average discount rate	10.32%	9.80%
(1)	Finance lease right-of-use assets, net are included in other property, plant and equipment, net on the Company's consolidated balance sheets.
(2)	Current portion of finance lease obligations are included in current portion of finance lease and other financing obligations on the Company's consolidated balance sheets. As of December 31, 2025 and 2024, this financial statement line item is solely comprised of the current portion of finance lease obligations given the current portion of other financing obligations is $0.
(3)	Long-term finance lease obligations are included in long-term finance lease and other financing obligations on the Company's consolidated balance sheets. As of December 31, 2025 and 2024, this financial statement line item is solely comprised of the long-term finance lease obligations given the long-term other financing obligations is $0.

The components of lease expense were as follows:

	December 31,	December 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use asset	$2,307	$1,716
Interest on lease obligations	454	301
Total finance lease cost	$2,761	$2,017
Operating lease cost	$10,507	$11,465
Short-term lease cost	$95	$5
Variable lease cost(1)	$2,852	$1,235
(1)	Consists primarily of common area maintenance, real estate taxes, utilities, operating expenses and insurance for real estate leases; insurance and personal property expense for equipment leases; and certain vehicle related charges for finance leases. For 2025, the amount of variable lease costs disclosed above also includes less than $0.1 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 with an average remaining lease term of approximately 0.7 years as of December 31, 2025. For 2024, the amount of variable lease costs disclosed above also includes less than $0.1 million of lease costs related to base rent associated with long-term immaterial leases with a present value of total minimum lease payments less than $25,000 with an average lease term of approximately 1.5 years.

Supplemental cash flow information related to leases was as follows:

	December 31,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$454	$301
Operating cash flows from operating leases(1)	$10,946	$10,958
Financing cash flows from finance leases	$2,344	$1,695
(1)	For 2025, includes approximately $1.1 million of interest, while 2024 includes approximately $1.4 million of interest.

Future maturities of the Company’s finance and operating lease obligations at December 31, 2025 were as follows:

	Finance Lease	Operating Leases
2026	$2,199	$6,008
2027	1,596	1,259
2028	397	3
Total lease payments	4,192	7,270
Less: interest(1)	(431)	(335)
Present value of lease obligations	$3,761	$6,935
(1)	Calculated using the appropriate discount rate for each lease.

13. Rental Income

Lessor Accounting

Certain arrangements contain a lease of lodging facilities (“Lodges”) to customers. Rental income from these leases for the years ended December 31, 2025, 2024 and 2023 was approximately $45.8 million, $120.4 million and $198.0 million, respectively. Each Lodge is leased exclusively to one customer and is accounted for as an operating lease under the authoritative guidance for leases. Revenue related to these lease arrangements is reflected as specialty rental income in the consolidated statements of comprehensive income (loss).

Future minimum lease payments for our operating leases on an undiscounted basis to be received by the Company as of December 31, 2025 for each of the next five years is as follows:

2026	$83,636
2027	91,348
2028	55,254
2029	36,172
2030	6,213
Total	$272,623

The leased assets consists primarily of specialty rental assets with a gross cost of approximately $169.2 million and $116.6 million as of December 31, 2025 and 2024, respectively, with accumulated depreciation of approximately $92.6 million and $80.8 million as of December 31, 2025 and 2024, respectively.  The leased assets have a balance net of accumulated depreciation of approximately $76.6 million and $35.8 million as of December 31, 2025 and 2024, respectively, and are included within specialty rental assets, net in the accompanying consolidated balance sheets.  Such assets are depreciated consistent with the depreciation methods discussed in Note 1 for specialty rental assets. The corresponding depreciation expense was $8.9 million in 2025, $5.4 million in 2024, and $5.2 million in 2023 and is recognized within depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive income (loss).

14. Earnings per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income (loss) attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the year ended December 31, 2025, while net income was recorded for the years ended December 31, 2024 and 2023, respectively.

The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net income (loss) attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Years Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Numerator
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - basic	$(37,121)	$71,265	$173,700
Change in fair value of warrant liabilities	—	—	(9,062)
Net income (loss) attributable to Target Hospitality Corp. Common Stockholders - diluted	$(37,121)	$71,265	$164,638

Denominator
Weighted average shares outstanding - basic	99,520,649	100,135,249	101,350,910
Dilutive effect of outstanding securities:
Warrants	—	—	1,469,598
PSUs	—	574,931	500,690
SARs	—	66,648	218,655
Stock options	—	156,132	494,536
RSUs	—	501,794	1,285,016
Weighted average shares outstanding - diluted	99,520,649	101,434,754	105,319,405

Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders - basic	$(0.37)	$0.71	$1.71
Net income (loss) per share attributable to Target Hospitality Corp. Common Stockholders - diluted	$(0.37)	$0.70	$1.56

When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income (loss) available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator. Public and Private Warrants representing a total of 8,044,287 shares of the Company’s Common Stock for the year ended December 31, 2023 were included in the computation of diluted EPS because their effect is dilutive. No Public or Private Warrants, which expired in accordance with their terms on March 15, 2024, were outstanding as of December 31, 2024 and 2025, respectively, and because they are considered anti-dilutive for the period they were outstanding; the Public and Private Warrants had no impact on the computation of diluted EPS for the year ended December 31, 2024.

As discussed in Note 16, stock-based compensation awards were outstanding for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, these stock-compensation awards were excluded from the computation of diluted LPS, as their effect would have been anti-dilutive as a net loss was recorded for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, stock-based compensation awards were included in the computation of diluted EPS because their effect is dilutive as noted in the above table. However, approximately 683,406 of contingently issuable PSUs were excluded from the computation of diluted EPS for the year ended December 31, 2024 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 208,406 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 16). Additionally, approximately 716,025 of contingently issuable PSUs were excluded from the computation of diluted EPS for the year ended December 31, 2023 as not all necessary conditions for issuance of these PSUs were satisfied, which includes 91,025 of PSUs that did not meet all of the Company’s Diversification EBITDA and TSR criteria (see Note 16).

Shares of treasury stock have been excluded from the computation of EPS.

15. Stockholders’ Equity

Common Stock

As of December 31, 2025, Target Hospitality had 113,094,172 shares of Common Stock, par value $0.0001 per share issued and 99,797,242 outstanding. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares with par value of $0.0001 per share. As of December 31, 2025, no preferred shares were issued or outstanding.

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

During the year ended December 31, 2024, holders of Public Warrants exercised 1,079 Public Warrants for shares of Common Stock resulting in the Company receiving cash proceeds of less than $0.1 million and issuing 1,079 shares of Common Stock. As of December 31, 2025 and 2024, respectively, the Company had no Public Warrants issued and outstanding, which had expired on March 15, 2024 in accordance with their terms.

Common Stock in Treasury

In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased during the year ended December 31, 2024 and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet as of December 31, 2024 in an amount of approximately $0.2 million all of which was paid during the year ended December 31, 2025.

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

The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness. No share repurchases were made during the year ended December 31, 2025. As of December 31, 2025, 13,296,930 shares of Common Stock for an aggregate price of approximately $57.3 million were held in treasury stock (at cost).  During the year ended December 31, 2024, the Company repurchased 3,866,265 shares of Common Stock for an aggregated price of approximately $33.4 million (excluding the excise tax discussed above). As of December 31, 2025, the stock repurchase program had a remaining capacity of approximately $66.6 million.

Other

On December 12, 2024 (the “Settlement Date”), the Company issued an aggregate of 90,000 unregistered, restricted shares of its common stock, par value $0.0001 per share, to Jeff Sagansky, a former director of the Company, in settlement of Mr. Sagansky’s purported exercise of certain warrants held by him. With respect to such issuance, the Company relied on an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.  The Company valued these shares on the Settlement Date at approximately $0.8 million based on the traded closing price of the Common Stock on the Settlement Date and recognized this amount as an increase to additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2024 and as an expense within selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2024.

16. Stock-Based Compensation

On March 15, 2019, the Company’s board of directors approved the Plan, which initially authorized the issuance of 4,000,000 shares of the Company’s Common Stock. Stockholders approved amendments to the Plan on May 19, 2022 and May 22, 2025, increasing the number of shares authorized for issuance by 4,000,000 and 5,000,000 shares, respectively. A total of 13,000,000 shares were authorized for issuance under the Plan as of December 31, 2025. The expiration date of the Plan, on and after which no awards may be granted, is March 15, 2029.

The Plan permits the Company to grant restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights (“SARs”), and stock options to employees, officers, and non-employee directors. RSUs generally vest ratably over three or four years, except for RSU awards granted to non-employee directors of the board, which generally vest over one year on the anniversary of the date of grant or the date of the first annual meeting of the stockholders following the grant date, whichever is sooner.  For RSU awards granted to non-employee directors that resign prior to vesting, the Board may approve acceleration of vesting of RSUs granted as permitted by the Plan.  PSUs generally vest on the third anniversary of the grant date and are earned based on performance metrics that may include operating cash flow, the Company’s Total Shareholder Return (“TSR Based Award”), Diversification EBITDA (as defined in the applicable PSU Agreement), or stock-price performance, depending on the award year. PSU payouts may range from 0% to 200% (or 150% for certain PSU awards) of target. SARs and options, when granted, vest over three or four years.

Awards typically provide for pro-rated or accelerated vesting upon a qualifying Retirement (as defined in the Plan), provided the participant has been continuously employed by the Company for at least twelve months following the grant date.  In the case of PSUs and RSUs issued to certain executives, vesting is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

At the election of participants, the Company may withhold Units and Common Stock, or participants may tender previously acquired shares or cash, to satisfy statutory minimum tax withholding obligations arising upon the vesting or settlement of awards. In accordance with the terms of the Plan, any shares withheld or tendered for this purpose are added back to the Plan’s share reserve on a one-for-one basis and become available for future awards.

Classification of Awards

Awards granted under the Plan are generally settled in shares and classified as equity, except for SARs and certain RSUs (as determined by the Compensation Committee), which may be settled in cash and classified as liability-based awards.  Certain awards may also be classified as liability-based awards if there are insufficient shares available under the Plan to service awards upon vesting.  As of December 31, 2025, no SAR awards were outstanding and there were no liability-based awards outstanding.

Share Availability

As of December 31, 2024, assuming maximum payout of all outstanding PSUs, 953,569 shares remained available for future issuance under the Plan.

As of December 31, 2025, assuming maximum PSU payout, 2,645,618 shares remained available for future issuance under the Plan.

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

For the years ended December 31, 2023, 2024, and 2025, respectively, certain of the Company's employees surrendered RSUs owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of RSUs issued under the Plan.

The table below represents the changes in RSUs for the years indicated below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	2,658,581	$2.98
Granted	287,849	15.14
Vested	(1,162,729)	3.40
Forfeited	(101,495)	4.91
Balance at December 31, 2023	1,682,206	$4.65
Granted	430,661	9.85
Vested	(1,001,998)	3.86
Forfeited	(125,792)	5.66
Balance at December 31, 2024	985,077	$7.60
Granted	731,442	5.89
Vested	(424,715)	7.07
Forfeited	(1,170)	10.93
Balance at December 31, 2025	1,290,634	$6.80

The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $9.5 million, and $17.7 million, respectively.

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023, was approximately $4.4 million, $3.8 million, and $5.2 million, respectively, with associated tax benefits of approximately $1.1 million, $0.9 million, and  $1.3 million, respectively. At December 31, 2025, unrecognized compensation expense related to RSUs totaled approximately $5.9 million and is expected to be recognized over a remaining term of approximately 2.38 years.

Performance Stock Units

On February 24, 2022, the Company awarded an aggregate of 245,017 time and performance-based PSUs to certain of the Company’s executive officers and management, which vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of Company specified three-year cumulative operating cash flow amounts as determined based on the net cash flow from operations disclosed in the Company’s Annual Reports on Form 10-K for the period from January 1, 2022 through December 31, 2024.  The number of PSUs that vest range from 0% to 150% of the Target Level (as defined in the 2022 PSU Agreement) depending on the attainment of Company cash flow performance criteria as previously defined.  As of December 31, 2024, 174,419 of these awards were outstanding and during the year ended December 31, 2025 all vested at 150% of the Target Level.

On May 24, 2022, the Company and the Company’s President and Chief Executive Officer, James B. Archer, entered into the Executive Performance Stock Unit Agreement (the “Archer PSU Agreement”) in connection with Mr. Archer’s previously disclosed intention to continue to serve as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.  Each PSU awarded under the Agreement represents the right to receive one share of the Company’s common stock.  The PSUs awarded pursuant to the Archer PSU Agreement were scheduled to vest and become unrestricted on June 30, 2025. The number of PSUs that vested was determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2025 (the “Archer Performance Period”).  Mr. Archer will earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the Archer PSU Agreement) are met during the Archer Performance Period, Mr. Archer will be entitled to receive a maximum of 500,000 PSUs. Vesting is contingent upon Mr. Archer’s continued employment through the vesting date, unless Mr. Archer’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, as amended, or Mr. Archer’s employment agreement with the Company, as amended). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 53.82%, the term was 3.10 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 2.65%, which resulted in a calculated fair value of approximately $2.21 per PSU as of the grant date.  During the year ended December 31, 2025, 250,000 of these awards vested at the Target Level and the remaining were forfeited as the Performance Goals were not satisfied as of June 30, 2025.

On July 12, 2022, the Compensation Committee granted 750,000 PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers, including its named executive officers (“NEOs”), under and pursuant to the Plan.  The form of agreement with respect to the granting of the PSUs has material terms that are substantially similar to those in the Archer PSU Agreement. Such PSUs represent the right to receive one share of the Company’s common stock, par value $0.0001 per share. The PSUs  were scheduled to vest and become unrestricted on June 30, 2025. The number of PSUs that vested was determined based upon the achievement of specified share prices over the Performance Period. The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $12.50 per share. If all Performance Goals (as defined in the applicable award agreement) are met during the Performance Period, the executives will be entitled to receive the maximum PSUs granted to them. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 55.76%, the term was 2.97 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.05%, which resulted in a calculated fair value of approximately $6.96 per PSU as of the grant date. During the year ended December 31, 2025, 275,000 of these awards vested at the Target Level and the remaining were forfeited as the Performance Goals were not satisfied as of June 30, 2025.

On March 1, 2023, the Company awarded an aggregate of 91,025 time and performance-based PSUs (the “2023 PSUs”) to certain of the Company’s employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of Company Diversification EBITDA (measured through the end of the Performance Period dated February 28, 2026) and TSR criteria (measured through the end of the Performance Period dated December 31, 2025). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 45.86%, the term was 2.84 years, the correlation coefficient was 0.6210, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.60%, which resulted in a calculated fair value of approximately $20.66 per PSU as of the grant date.  With respect to the performance criteria, half of these awards are subject to attainment of the Company Diversification EBITDA criteria and the other half are subject to attainment of the TSR criteria. As of December 31, 2025, 73,931of these awards were outstanding and none of the awards had met the Diversification EBITDA and TSR criteria. In January 2026, and March 2026, respectively, the Compensation Committee approved amendments to the Executive Performance Stock Unit Agreement for these awards between the Company and certain employees, which extended the Performance Period for the TSR and Diversification EBITDA criteria through December 31, 2026, and February 28, 2027, respectively (see Note 19).

On February 29, 2024, the Company awarded an aggregate of 203,057 PSUs to certain of the Company’s executive officers and employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of the Company’s Diversification EBITDA and TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 36.30%, the term was 2.84 years, the correlation coefficient was 0.5832, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.41%, which resulted in a calculated fair value of approximately $13.50 per PSU as of the grant date.  With respect to the performance criteria, half of these awards are subject to attainment of the Company Diversification EBITDA criteria and the other half are subject to attainment of the TSR criteria.  As of December 31, 2025, 203,057 of these awards were outstanding and a portion of the TSR criteria was achieved that would result in 68,948 of these awards meeting the TSR criteria, subject to continued satisfaction of the continued service criteria discussed above.

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

On February 27, 2025, the Compensation Committee, and the Board, in the case of James B. Archer, the Company’s President and Chief Executive Officer, approved agreements granting PSUs aimed at retaining, motivating and incentivizing certain of the Company’s executive officers under and pursuant to the Plan. Settlement upon vesting of the awards in the form of Common Stock was contingent on stockholder approval of the Plan Amendment at the Company’s 2025 annual meeting of stockholders, otherwise such awards will settle in cash upon vesting. As noted above, the Plan Amendment was approved by the Company’s stockholders on May 22, 2025. Each PSU represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on June 30, 2028. The number of PSUs that vest is determined based upon the achievement of specified share prices over the period between the grant date and June 30, 2028 (the “Performance Period”). The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $20.00 per share and the highest of which is $30.00 per share. If all Performance Goals (as defined in the applicable award agreements) are met during the Performance Period, Mr. Archer will be entitled to receive a maximum of 2,000,000 PSUs and Mr. Vlacich will be entitled to receive a maximum of 600,000 PSUs. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 38.39%, the term was 3.34 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 4.02%, which resulted in a calculated fair value of approximately $0.34 per PSU as of the grant date. Under the authoritative guidance for stock-based compensation, a portion of these PSUs outstanding prior to May 22, 2025, the date stockholders approved the Plan Amendment, were considered liability-based awards due to an insufficient number of shares available under the plan to service these awards upon vesting. The number of awards that were considered liability-based awards through May 22, 2025, the date stockholders approved the Plan Amendment, amounted to 2,494,120. As of May 22, 2025, these PSUs were valued using a Monte Carlo simulation with the following assumptions: the expected volatility was approximately 38.83%, the term was 3.11 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.96%, which resulted in a calculated fair value of approximately $0.72 per PSU as of May 22, 2025. As noted above, all such liability-based PSUs were reclassified, as of the Plan Amendment date of May 22, 2025, to additional paid-in-capital, a component of total stockholders’ equity, and are no longer included in liabilities as of December 31, 2025.

The following table represents changes in PSUs for the years indicated below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	1,495,017	$4.72
Granted	91,025	17.82
Forfeited	(227,174)	6.90
Balance at December 31, 2023	1,358,868	$5.23
Granted	203,057	11.59
Forfeited	(160,518)	6.36
Balance at December 31, 2024	1,401,407	$6.02
Granted	2,992,858	1.65
Incremental PSUs vested in period[1]	87,207	2.98
Forfeited	(425,000)	4.17
Vested	(786,626)	4.13
Balance at December 31, 2025	3,269,846	$2.64
(1)	Associated with awards that vested during the period at 150% of Target Level.

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023, was approximately $3.2 million, $2.5 million, and $2.6 million, respectively, with associated tax benefits of approximately $0.8 million, $0.7 million, and  $0.8 million, respectively. At December 31, 2025, unrecognized compensation expense related to PSUs totaled approximately $4.6 million and is expected to be recognized over a remaining term of approximately 2.03 years.

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

The following table represents changes in stock options for the years indicated below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding Options at December 31, 2022	1,510,661	$6.13	6.86	$13,615
Forfeited	(19,841)	4.51	—	—
Exercised	(750,381)	5.76	—	8,268
Outstanding Options at December 31, 2023	740,439	$6.55	5.17	$2,570
Forfeited	(348,389)	5.31	—	1,620
Exercised	(29,941)	10.83	—	—
Outstanding Options at December 31, 2024	362,109	$7.38	4.82	$1,018
Vested and expired	(16,882)	4.51	—	—
Outstanding Options at December 31, 2025	345,227	$7.52	3.80	$632

345,227 shares were exercisable at December 31, 2025 with a weighted average exercise price per share of $7.52 and an intrinsic value of $0.6 million. The total fair value of stock option awards vested during the years ended December 31, 2025, 2024 and 2023 was $0, $0.4 million, and $0.8 million, respectively.

Stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statement of comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023, respectively, was approximately $0, $0.1 million, and $0.5 million with associated tax benefits of $0, less than $0.1 million, and approximately $0.1 million. As of December 31, 2025, there was no unrecognized compensation expense related to stock options.

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

Stock Appreciation Right Awards

In 2021, the Compensation Committee granted 1,578,537 SARs to certain of the Company’s executive officers and other employees.  Each SAR represented a contingent right to receive, upon vesting, payment in an amount equal to the difference between (a) the fair market value of a Common Share on the date of exercise, over (b) the grant date price.

As approved by the Compensation Committee, all exercised SARs shown in the table below were paid in cash in the amount of $6.2 million and $10.0 million during the years ended December 31, 2024 and 2023, respectively.  As of December 31, 2025 and 2024, respectively, no SARs remained outstanding as all remaining SARs were exercised during the year ended December 31, 2024.

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

Under the authoritative guidance for stock-based compensation, these SARs were considered liability-based awards, which were measured at fair value using the Black-Scholes option pricing model until settlement.

Increases and decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards. For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense related to these awards in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss) of approximately $0, $0.9 million, and $2.9 million, respectively. As of December 31, 2025 and 2024, there was no liability or unrecognized compensation expense related to SARs.

17. Retirement Plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. We recognized expense of $1.1 million,  $1.0 million and $1.1 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2025, 2024 and 2023, respectively.

18. Business Segments

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

WHS  — Segment operations consist primarily of revenue from the construction phase of the contract with Lithium Nevada, LLC (“Lithium Nevada”), supporting a North American critical mineral supply chain, as well as specialty rental and vertically integrated hospitality services revenue from customers in support of the development of a regional data center campus located in Southwestern United States.

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company in Note 1. The Company evaluates performance of their segments and allocates resources to them based on revenue and adjusted gross profit.  Adjusted gross profit and Adjusted cost of sales for the CODM’s analysis includes the services and construction costs and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, and certain severance costs.

The table below presents information about reported segments for the years ended December 31:

2025
	HFS – South	WHS	Government	All Other		Total
Revenue	$141,694	$96,800	$70,794	$11,347	(a)	$320,635
Less: Adjusted Cost of Sales (b)
Labor costs	$39,886	$1,783	$9,097	$4,698		$55,464
Outside service	560	111	96	—		767
Community operating costs	53,139	2,479	19,269	5,664		80,551
Costs of construction	—	69,553	—	—		69,553
Repairs and maintenance	5,423	272	3,119	575		9,389
Other costs	2,258	2,005	653	154		5,070
Adjusted gross profit	$40,428	$20,597	$38,560	$256		$99,841
Depreciation of specialty rental assets	$17,761	$5,044	$30,894	$3,483		$57,182
Capital expenditures (c)	$5,549	$56,394	$10,017	$218
Total Assets	$165,406	$63,934	$157,460	$21,100		$407,900

2024
	HFS – South	WHS	Government	All Other		Total
Revenue	$149,931	$—	$224,650	$11,691	(a)	$386,272
Less: Adjusted Cost of Sales (b)
Labor costs	$40,044	$—	$10,706	$5,066		$55,816
Outside service	293	—	100	1		394
Community operating costs	51,286	—	23,979	5,833		81,098
Repairs and maintenance	5,144	—	3,375	680		9,199
Other costs	2,342	—	1,222	858		4,422
Adjusted gross profit	$50,822	$—	$185,268	$(747)		$235,343
Depreciation of specialty rental assets	$21,577	$—	$32,010	$3,577		$57,164
Capital expenditures (c)	$15,806	$—	$15,498	$445
Total Assets	$176,907	$—	$190,751	$27,389		$395,047

2023
	HFS – South	WHS	Government	All Other		Total
Revenue	$148,677	$—	$403,724	$11,207	(a)	$563,608
Less: Adjusted Cost of Sales (b)
Labor costs	$37,652	$—	$18,643	$4,681		$60,976
Outside service	497	—	148	10		655
Community operating costs	50,592	—	43,265	6,474		100,331
Repairs and maintenance	4,464	—	5,673	579		10,716
Other costs	4,028	—	3,515	1,437		8,980
Adjusted gross profit	$51,444	$—	$332,480	$(1,974)		$381,950
Depreciation of specialty rental assets	$24,557	$—	$39,984	$4,085		$68,626
Capital expenditures (c)	$33,729	$—	$30,363	$514
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
(c)The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in the segment information. Such unallocated corporate expenditure amounts for the years ended December 31, 2025, 2024, and 2023, were approximately $0.5 million, $0.8 million, and $1.0 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated income before income taxes for years ended as of the dates indicated below, is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Total reportable segment adjusted gross profit	$99,585	$236,090	$383,924
Other adjusted gross profit	256	(747)	(1,974)
Depreciation and amortization	(73,386)	(72,806)	(83,977)
Selling, general, and administrative expenses	(58,508)	(54,258)	(56,126)
Other income (expense), net	(2,694)	502	(1,241)
Loss on extinguishment of debt	(2,370)	—	(2,279)
Interest expense, net	(6,086)	(16,619)	(22,639)
Change in fair value of warrant liabilities	—	675	9,062
Consolidated income (loss) before income taxes	$(43,203)	$92,837	$224,750

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below is as follows:

	December 31,	December 31,
	2025	2024
Total reportable segment assets	$386,800	$367,658
Other assets (d)	22,398	29,167
Other unallocated amounts	121,007	328,949
Total Assets	$530,205	$725,774
(d)Other assets in the table above includes unallocated corporate assets of approximately $1.3 million and $1.8 million as of December 31, 2025 and 2024, respectively.

Other unallocated assets are not included in the measure of segment assets provided to or reviewed by the CODM for assessing performance and allocating resources, and as such, are not allocated. Other unallocated assets consist of the following as reported in the consolidated balance sheets of the Company as of the dates indicated below:

	December 31,	December 31,
	2025	2024
Total current assets	$73,338	$249,336
Other intangible assets, net	39,332	52,807
Operating lease right-of-use assets, net	6,544	24,935
Deferred financing costs revolver, net	1,793	1,871
Total other unallocated amounts of assets	$121,007	$328,949

There were no single customers from the HFS – South segment for the years ended December 31, 2025, 2024 and 2023 that represented 10% or more of the Company’s consolidated revenues.

Revenues from one customer of the Company’s WHS segment represented approximately $89.2 million of the Company’s consolidated revenues for the year ended December 31, 2025. Revenues from one customer within the WHS segment represented approximately 28% of the Company’s consolidated revenues for the year ended December 31, 2025.

For 2025, 2024, and 2023, revenues from the Company’s Government segment were from two customers and represented approximately $70.8 million, $224.7 million, and $403.7 million of the Company’s consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues from one customer within the Government segment represented approximately 11%, 48%, and 62% of the Company’s consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively.  Revenues from another customer within the Government segment represented approximately 11%, 9.9%, and 9.9% of the Company’s consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Government segment was comprised of a single customer following the termination of the PCC Contract effective February 21, 2025 as discussed in Note 2. Additionally, the community of assets associated with the prior STFRC Contract within the Government segment were reactivated on March 5, 2025 under the new DIPC Contract and the operating results and related assets associated with the new DIPC Contract will continue to be reported within the Government segment.

There were no revenues generated from transactions between reportable operating segments for the years ended December 31, 2025, 2024, and 2023, respectively.

19. Subsequent Events

In January 2026, and March 2026, respectively, the Compensation Committee of the Board of Directors approved amendments to the Executive Performance Stock Unit Agreement (the “Amended PSU Agreement”) between the Company and certain employees, including certain of the Company’s current named executive officers, pursuant to which the 2023 PSUs described in Note 16 were amended. The purpose of the Amended PSU Agreement is to preserve the original pay-for-performance intent of the 2023 PSUs and to maintain alignment with stockholder interests by taking into account the disruption caused by the Arrow Proposal in 2024, which constrained management’s ability to execute against key metrics in the 2023 PSUs.

The Amended PSU Agreement extends the performance period end date for the TSR criteria from December 31, 2025 to December 31, 2026 and also extends the performance period end date for the Diversification EBITDA criteria from February 28, 2026 to February 28, 2027. The Amended PSU Agreement constitutes a reissuance of 2023 PSUs granted under the PSU Agreement pursuant to the Amended PSU Agreement. The Amended PSU Agreement otherwise has material terms that are substantially similar to those in the PSU Agreement for the 2023 PSUs approved by the Compensation Committee and previously disclosed by the Company and filed as Exhibit 10.2 to its Current Report on Form 8-K filed with the SEC on March 6, 2023.

In February 2026, the Company used cash on hand to purchase a group of specialty rental assets for $8.6 million, to support growth in the WHS segment related to the expansion of the Expanded Community Contract discussed in Note 2.

In 2026, the remaining $8.3 million of payments associated with the equipment purchase commitment described in Note 11 had been paid.

In March 2026, the Company entered into a new multi-year lease and services agreement with a total expected minimum contract value of approximately $129 million to provide workforce accommodations and associated hospitality services, supporting a multi-gigawatt power-generation project for hyperscale AI-driven data-center development (“West Texas Power Community”). The West Texas Power Community is designed to support approximately 1,400 individuals and is governed by a 47-month initial term beginning in March 2026, requiring only $2 million to $5 million of incremental capital investment due to the use of existing infrastructure. The Company expects all operating results associated with this contract to be reported within the WHS segment. As this contract was not in place as of December 31, 2025, it is not reflected in the accompanying consolidated financial statements.

In March 2026, the Company entered into a new multi‑year lease and services agreement to provide workforce accommodations and associated hospitality services in Pecos, Texas, supporting the development of a natural gas power plant. The agreement establishes a 26‑month initial term beginning in April 2026 and includes a committed minimum of 400 rooms per night.  The agreement is expected to generate a total minimum contract value of approximately $23 million over the initial term, excluding any variable services or overages. The community will require an estimated incremental capital investment of approximately $2 million to $3 million, as the accommodations are available within the Company’s existing infrastructure. The Company expects all operating results associated with this contract to be reported within the WHS segment.  As this contract was not in place as of December 31, 2025, it is not reflected in the accompanying consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025 at the reasonable assurance level.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on this assessment the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

Attestation Report of the Registered Public Accounting Firm

The attestation of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 122 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Target Hospitality Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Target Hospitality Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Hospitality Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company, and our report dated March 11, 2026 expressed an unqualified opinion thereon.

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

March 11, 2026

Item 9B. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, the following Section 16 officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" as the term is defined in Item 408(a) of Regulation S-K:

On December 11, 2025, James B. Archer, the Company’s President and Chief Executive Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Archer may sell an aggregate 250,000 shares of Common Stock. The plan will terminate on December 31, 2026.

On November 25, 2025, Troy Schrenk, the Company’s Chief Commercial Officer, terminated his previously adopted Rule 10b5-1 trading arrangement. Mr. Schrenk’s plan was originally adopted on June 20, 2025, allowed for the sale of 258,548 shares of Common Stock and was set to expire on April 30, 2026.

During the three months ended December 31, 2025, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Defaults upon Senior Securities

None.

Part III

Item 10.  Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.  The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on our website at www.targethospitality.com within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.

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

3.3

Certificate of Amendment No. 1 of Amended and Restated Certificate of Incorporation of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 23, 2022).

3.4	Fifth Amended and Restated Bylaws of Target Hospitality Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2025).

4.1	Form of Specimen Common Stock Certificate of Target Hospitality Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

4.2

Description of the Company’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

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

10.7

Sixth Amendment to the ABL Credit Agreement, dated as of December 23, 2025, by and among Arrow Bidco, LLC, the other Loan Parties party thereto, Bank of America, N.A. as administrative agent for itself and the other Secured Parties and each of the Revolver Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 29, 2025).

10.8

Amended and Restated Registration Rights Agreement dated March 15, 2019 by and among the Company, Arrow Seller, the Algeco Seller and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.9+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.10+	Target Hospitality Corp. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.11+	Second Amendment to the Target Hospitality Corp. 2019 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement, filed on April 8, 2025).

10.12+	Amended and Restated Employment Agreement with James B. Archer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.13+	2025 Executive Performance Stock Unit Agreement with James B. Archer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025)

10.14+	Amended and Restated Employment Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 5, 2024).

10.15*+	Amendment to the Amended and Restated Employment Agreement with Jason Vlacich.

10.16+

2025 Executive Performance Stock Unit Agreement with Jason Vlacich (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

10.17+	Amended and Restated Employment Agreement with Heidi D. Lewis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.18+	Amended and Restated Employment Agreement with Troy Schrenk (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 5, 2024).

10.19+	Form of Executive Nonqualified Stock Option Award Agreement (2020 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2020).

10.20+	Form of Executive Restricted Stock Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.21+	Form of Executive Performance Unit Agreement (2022 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.22+	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2022).

10.23+

Executive Performance Stock Unit Agreement, by and between the Target Hospitality Corp. and James B. Archer, dated May 24, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

10.24+	Form of Executive Performance Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

10.25+	Form of Executive Restricted Stock Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.26+	Form of Executive Performance Unit Agreement (2023 Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.27+	Form of 2024 Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.28+	Form of 2024 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.29+	Form of 2025 Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.30+	Form of 2025 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).

10.31+

Form of Restricted Stock Unit Agreement (Non-Employee Directors 2025 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025).

10.32+

Employment Agreement with Brendan Dowhaniuk (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

10.33+	Employment Agreement with Mark Schuck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on May 19, 2025).

10.34+	Employment Agreement with Cyril Hahamski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

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

Target Hospitality Corp.

Dated: March 11, 2026	By:	/s/ James B. Archer
Name: James B. Archer
Title: President & Chief Executive Officer

Signature	Title:	Date:

/s/ James B. Archer	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2026
James B. Archer

/s/ Jason P. Vlacich	Chief Financial Officer (Principal Financial Officer)	March 11, 2026
Jason P. Vlacich

/s/ Cyril Hahamski	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2026

/s/ Stephen Robertson	Chairman of the Board	March 11, 2026
Stephen Robertson

/s/ Pamela H. Patenaude	Director	March 11, 2026
Pamela H. Patenaude

/s/ Alejandro Hernandez	Director	March 11, 2026
Alejandro Hernandez

/s/ Linda Medler	Director	March 11, 2026
Linda Medler

/s/ Martin L. Jimmerson	Director	March 11, 2026
Martin L. Jimmerson