Form 10-Q
period 2026-03-31
Target Hospitality Corp.
filed 2026-05-11
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 100,163,841 shares of Common Stock, par value $0.0001 per share, outstanding as of May 6, 2026.

Target Hospitality Corp.

FORM 10-Q

March 31, 2026

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$5,461	$8,348
Accounts receivable, less allowance for credit losses of $312 and $232, respectively	45,634	56,200
Prepaid expenses and other assets	7,511	8,790
Total current assets	58,606	73,338

Specialty rental assets, net	354,685	332,406
Other property, plant and equipment, net	35,573	35,754
Operating lease right-of-use assets, net	5,204	6,544
Goodwill	41,038	41,038
Other intangible assets, net	35,969	39,332
Deferred financing costs revolver, net	1,581	1,793
Other non-current assets	6,884	—
Total assets	$539,540	$530,205

Liabilities
Current liabilities:
Accounts payable	$33,041	$44,393
Accrued liabilities	18,345	22,475
Deferred revenue and customer deposits	10,985	9,282
Current portion of operating lease obligations	4,774	5,807
Current portion of finance lease and other financing obligations (Note 8)	2,081	2,086
Total current liabilities	69,226	84,043

Other liabilities:
Revolving credit facility (Note 8)	30,000	—
Long-term finance lease and other financing obligations	1,469	1,675
Long-term operating lease obligations	669	1,128
Deferred revenue and customer deposits	18,769	9,292
Deferred tax liability	40,056	42,312
Asset retirement obligations	2,729	2,695
Total liabilities	162,918	141,145

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 113,450,927 issued and 100,153,997 outstanding as of March 31, 2026 and 113,094,172 issued and 99,797,242 outstanding as of December 31, 2025.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of March 31, 2026 and 13,296,930 shares as of December 31, 2025.	(57,304)	(57,304)
Additional paid-in-capital	154,702	154,090
Accumulated other comprehensive loss	(2,824)	(2,798)
Accumulated earnings	282,340	295,259
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	376,924	389,257
Noncontrolling interest in consolidated subsidiaries	(302)	(197)
Total stockholders' equity	376,622	389,060
Total liabilities and stockholders' equity	$539,540	$530,205

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Loss

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue:
Services income	$46,511	$50,107
Specialty rental income	16,576	14,995
Construction fee income	9,694	4,795
Total revenue	72,781	69,897
Costs:
Services and construction costs	46,738	35,768
Specialty rental	3,585	2,493
Depreciation of specialty rental assets	15,575	13,672
Gross profit	6,883	17,964
Selling, general and administrative	14,557	14,805
Other depreciation and amortization	4,021	3,973
Other expense, net	2,628	262
Operating loss	(14,323)	(1,076)
Loss on extinguishment of debt	—	2,370
Interest expense, net	892	4,329
Loss before income tax	(15,215)	(7,775)
Income tax benefit	(2,253)	(1,316)
Net loss	(12,962)	(6,459)
Less: Net income (loss) attributable to the noncontrolling interest	(43)	2
Net loss attributable to Target Hospitality Corp. common stockholders	(12,919)	(6,461)

Other comprehensive loss
Foreign currency translation	(26)	(4)
Comprehensive loss	$(12,988)	$(6,463)

Weighted average number shares outstanding - basic and diluted	99,930,789	99,111,940

Net loss per share attributable to Target Hospitality Corp. common stockholders - basic and diluted	$(0.13)	$(0.07)

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090
Net loss	—	—	—	—	—	—	(6,461)	(6,461)	2	(6,459)
Stock-based compensation, net	412,662	—	—	—	1,672	—	—	1,672	—	1,672
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(973)	—	—	(973)	—	(973)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	—	(58)	(58)
Balances at March 31. 2025	99,364,716	$10	13,296,930	$(57,304)	$149,479	$(2,789)	$325,919	$415,315	$(47)	$415,268

Balances at December 31, 2025	99,797,242	$10	13,296,930	$(57,304)	$154,090	$(2,798)	$295,259	$389,257	$(197)	$389,060
Net loss	—	—	—	—	—	—	(12,919)	(12,919)	(43)	(12,962)
Stock-based compensation, net	356,755	—	—	—	1,658	—	—	1,658	—	1,658
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,046)	—	—	(1,046)	—	(1,046)
Cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)	—	(26)
Distributions	—	—	—	—	—	—	—	—	(62)	(62)
Balances at March 31, 2026	100,153,997	$10	13,296,930	$(57,304)	$154,702	$(2,824)	$282,340	$376,924	$(302)	$376,622

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,962)	$(6,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,233	14,282
Amortization of intangible assets	3,363	3,363
Noncash operating lease expense	2,149	2,042
Accretion of asset retirement obligation	35	32
Amortization of deferred financing costs	212	273
Amortization of original issue discount	—	440
Loss on extinguishment of debt	—	2,370
Stock-based compensation expense	1,658	1,716
Loss (gain) on disposal of specialty rental assets and other property, plant and equipment	(7)	27
Deferred income taxes	(2,256)	(1,529)
Provision for credit losses on receivables, net of recoveries	80	17
Changes in operating assets and liabilities
Accounts receivable	10,508	(7,630)
Prepaid expenses and other assets	1,277	1,154
Accounts payable and other accrued liabilities	(22,085)	(4,743)
Deferred revenue and customer deposits	11,180	311
Operating lease obligation	(2,301)	(1,718)
Other non-current assets and liabilities	(44)	(9)
Net cash provided by operating activities	7,040	3,939
Cash flows from investing activities:
Purchase of specialty rental assets	(32,594)	(16,590)
Other investing activities	(6,860)	—
Purchase of property, plant, and equipment	(176)	(615)
Proceeds from the sale of property, plant and equipment	275	—
Net cash used in investing activities	(39,355)	(17,205)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(511)	(509)
Principal payments on borrowings from ABL Facility	(18,600)	(34,100)
Repayment of 2025 Senior Secured Notes	—	(181,446)
Proceeds from borrowings on ABL Facility	48,600	75,000
Distributions paid to noncontrolling interest	(57)	(68)
Payment of debt extinguishment premium costs	—	(1,814)
Net cash provided by (used in) financing activities	29,432	(142,937)

Effect of exchange rate changes on cash and cash equivalents	(4)	3

Net decrease in cash and cash equivalents	(2,887)	(156,200)
Cash and cash equivalents - beginning of period	8,348	190,668
Cash and cash equivalents - end of period	$5,461	$34,468

Supplemental Cash Flow Information:
Decrease in accrued distributions to noncontrolling interest	$—	$10

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(5,531)	$(2,385)
Non-cash change in finance lease obligations	$(300)	$(1,571)
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(1,046)	$(973)
Non-cash change in accrued distributions to noncontrolling interest	$(5)	$—

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental accommodations and full-service value-added hospitality solutions. The Company delivers comprehensive hospitality services and workforce community solutions, including: catering and food services, maintenance, housekeeping, grounds-keeping, security, recreational amenities, community design and construction, community management, and laundry services. Target Hospitality’s modular specialty rental accommodation assets are relocatable and interchangeable across its operating segments, enabling the Company to redeploy assets in response to shifts in customer requirements, market conditions, and project locations.  The Company serves customers in the natural resources development sector, customers supporting critical mineral development, power generation, or data center infrastructure projects, and the government sector, with overall operations primarily located in the West Texas, South Texas, New Mexico, Nevada and Midwest regions.

The Company, whose securities are listed on the Nasdaq Capital Market, together with its wholly owned subsidiaries, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), and Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”), serve as the holding companies for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target” or “TLM”) and RL Signor Holdings, LLC (“Signor”). As of March 31, 2026, TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 65% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors who purchased the shares of Platinum Eagle in a private placement transaction, and other public shareholders. Subsequent to March 31, 2026, certain entities controlled by TDR Capital completed a secondary offering of the Company’s common stock, which impacted TDR Capital’s beneficial ownership percentage (see Note 17, Subsequent Events).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with Target Hospitality’s Annual Report on the Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The results of operations for three months ended March 31, 2026 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2026 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of March 31, 2026, and results of operations for the three months ended March 31, 2026 and 2025, and cash flows for three months ended March 31, 2026 and 2025. The consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated balance sheet of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

Revenue Recognition and Costs

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

Upon lease commencement, the Company evaluates leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, the Company classifies the lease as an operating lease. As previously mentioned, the arrangements that contain a lease of the Company’s lodging facilities are accounted for as operating leases, whereby the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as it is earned over the term of the lease agreement. For contracts that contain both a lease component and a services or non-lease component, the Company has adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). Refer to Note 2 for the breakout of revenue under each standard. The Company estimates the transaction price, including variable consideration, at contract inception. The consideration in the contract is then allocated to each separate lease component and non-lease component of the contract. When assessing the recognition of services and specialty rental revenue, judgment is required in contemplating the determination of the transaction price. When allocating the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, the Company uses judgment in contemplating how to initially measure one or more parts of the contract, to apply the separation and measurement guidance. Factors the Company considers in making this allocation include relative standalone price of lease and services or non-lease components. The Company recognizes minimum rents on operating leases over the term of the customer operating lease. A lease term commences when: (1) the customer has control of the leased space (legal right to use the property); and (2) the Company has delivered the premises to the customer as required under the terms of the lease. The term of a lease includes the noncancellable periods of the lease along with periods covered by: (1) a customer option to extend the lease if the customer is reasonably certain to exercise that option; (2) a customer option to terminate the lease if the customer is reasonably certain not to exercise that option; and (3) an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company as the lessor. When assessing the expected lease end date, judgment is required to contemplate the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives for the customer in the lease. Furthermore, when assessing the expected end date of a contract under ASC 606 with an extension option, judgment is required to determine whether the option contains a material right.

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

Recently Issued Accounting Standards

Improvements to Expense Disaggregation Disclosure. In November 2024, the FASB issued ASU 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The ASU 2024-03 may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact of this update and does not intend to early adopt ASU 2024-03. The Company expects this update to result in expanded disclosures, but does not expect the update to affect the Company's consolidated results of operations, cash flows, or financial position.

2. Revenue

Total revenue recognized under contracts recognized under ASC 606 was approximately $56.2 million and $54.9 million for the three months ended March 31, 2026 and 2025, respectively, while specialty rental income was approximately $16.6 million and $15.0 million subject to the guidance of ASC 842 for the three months ended March 31, 2026 and 2025, respectively.

The following table disaggregates our services and construction fee income by our three reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Workforce Hospitality Solutions (“WHS”), Government, and All Other for the dates indicated below:

	For the Three Months Ended
	March 31,
	2026	2025
HFS – South
Services income	$31,828	$34,241
Total HFS – South revenues	31,828	34,241

WHS
Services income	$7,455	$409
Construction fee income	9,694	4,795
Total WHS revenues	17,149	5,204

Government
Services income	$4,567	$12,549
Total Government revenues	4,567	12,549

All Other
Services income	$2,661	$2,908
Total All Other revenues	2,661	2,908

Total	$56,205	$54,902

For the three months ended March 31, 2026 and 2025, the Company incurred and expensed approximately $6.5 million and $3.7 million, respectively, of construction costs associated with construction fee income, which are included within the services and construction costs financial statement line item within the accompanying consolidated statements of comprehensive loss.

In March 2026, the Company entered into a new multi-year lease and services agreement with a total expected minimum revenue amount of approximately $129 million to provide workforce accommodations and associated hospitality services, supporting a multi-gigawatt power-generation project for a hyperscale AI-driven data-center development (“West Texas Power Community”). The West Texas Power Community is designed to support approximately 1,400 individuals and is governed by a 47-month term beginning in March 2026. This contract began to generate revenue during the three months ended March 31, 2026, and is reported within the Company’s WHS segment.

In March 2026, the Company entered into a new multi-year lease and services agreement to provide workforce accommodations and associated hospitality services in Pecos, Texas, supporting the development of a natural gas power plant (“Pecos Power Community”). The agreement establishes a 26-month term beginning in April 2026 and includes a committed minimum of 400 rooms per night. The agreement is expected to generate a total minimum revenue amount of approximately $23 million over the term, excluding any variable services or overages. The Company expects all operating results associated with this contract to be reported within the Company’s WHS segment. No revenue was recognized on this contract during the three months ended March 31, 2026, as the provision of services under the agreement and the term of the lease had not yet started as of March 31, 2026.

In March 2026, the Company entered into a new multi-year lease and services agreement (the “Data Center Hub Contract”) to construct and provide comprehensive facility and hospitality services to assist the development of a data center campus in North Texas (the “Data Center Hub”). The Data Center Hub will be designed to accommodate approximately 4,000 individuals, with first occupancy expected in the third quarter 2026 and full completion of the Data Center Hub anticipated in the second quarter of 2027. The Data Center Hub is expected to provide approximately $550 million in estimated minimum revenue over its initial term of approximately five years and provides potential variable revenue of approximately $20 million to $40 million annually. The Data Center Hub Contract also includes two additional two-year extension options, enabling continuity of services through January 2035. The operating results for this contract are expected to be reported within the WHS operating segment. No revenue was recognized on this contract during the three months ended March 31, 2026, as the provision of services under the agreement and the term of the lease had not yet started as of March 31, 2026.

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

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent advance payments for rental of assets that is being recognized over the related contract period, a security deposit, advanced payments for community builds that is being recognized over the related contract period, and billings in excess of cost for community construction projects. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Three Months Ended
	March 31,
	2026	2025
Balances at Beginning of the Period	$18,574	$1,235
Additions to deferred revenue	12,711	311
Revenue recognized	(1,531)	—
Balances at End of the Period	$29,754	$1,546

As of March 31, 2026, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized as of March 31, 2026	$49,906	$72,639	$44,494	$31,656	$18,766	$35,822	$253,283

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	March 31,	December 31,
	2026	2025
Specialty rental assets	$827,972	$830,592
Construction-in-process	54,553	21,057
Less: accumulated depreciation	(527,840)	(519,243)
Specialty rental assets, net	$354,685	$332,406

Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2026, there was a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.2 million with no net impact to specialty rental assets, net.

During the three months ended March 31, 2026, the Company purchased a group of assets consisting primarily of modular units for approximately $8.6 million, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition and no personnel were assumed as part of this transaction.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	March 31,	December 31,
	2026	2025
Land	$31,184	$31,184
Buildings and leasehold improvements	908	908
Machinery and office equipment	2,481	2,398
Other[1]	12,717	12,605
	47,290	47,095
Less: accumulated depreciation	(11,717)	(11,341)
Total other property, plant and equipment, net	$35,573	$35,754
(1)	The Other category includes finance lease right-of-use assets pertaining to commercial-use vehicles at a gross cost of approximately $10.3 million as of March 31, 2026.

For the three months ended March 31, 2026 and 2025, depreciation expense related to other property, plant and equipment was $0.7 million and $0.6 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2026, the Company also retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $0.3 million and a gross cost of $0.3 million.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2025	$41,038
Changes in Goodwill	—
Balance at December 31, 2025	41,038
Changes in Goodwill	—
Balance at March 31, 2026	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	March 31, 2026
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	1.9	$133,105	$(113,661)	$19,444
Non-compete agreement	1.8	349	(224)	125
Total		133,454	(113,885)	19,569
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(113,885)	$35,969

	December 31, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.0	$133,105	$(110,316)	$22,789
Non-compete agreement	2.1	349	(206)	143
Total		133,454	(110,522)	22,932
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(110,522)	$39,332

For the three months ended March 31, 2026 and 2025, amortization expense related to intangible assets was $3.4 million and $3.4 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss.

The estimated aggregate amortization expense as of March 31, 2026 for each of the next five years and thereafter is as follows:

Rest of 2026	$9,516
2027	8,270
2028	778
2029	525
2030	456
Thereafter	24
Total	$19,569

6. Other Non-Current Assets

Other non-current assets includes capitalized software implementation costs for the implementation of cloud computing systems, related accumulated amortization of capitalized cloud computing implementation costs,  and deposits for specialty rental assets to support growth in the Company’s WHS business segment.  Such deposits for specialty rental assets are expected to be transferred to specialty rental assets in the accompanying consolidated balance sheet once title to the equipment transfers.  As of the dates indicated below, other non-current assets on the consolidated balance sheets amounted to the following:

	March 31,	December 31,
	2026	2025
Deposits for specialty rental assets	$6,860	$—
Cloud computing implementation costs	7,460	7,436
Less: accumulated amortization of cloud computing implementation costs	(7,436)	(7,436)
Other non-current assets	$6,884	$—

Capitalized cloud computing implementation costs are amortized on a straight-line basis over the service arrangement period once such systems are placed into service.

The cash outflow for deposits for specialty rental assets included in the above table are reported as other investing activities within the investing activities section of the accompanying consolidated statement of cash flows for the three months ended March 31, 2026.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	March 31,	December 31,
	2026	2025
Employee accrued compensation expense	$7,660	$13,382
Other accrued liabilities	10,084	8,925
Accrued interest on debt	601	168
Total accrued liabilities	$18,345	$22,475

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal income taxes, and other accrued operating expenses.

8. Debt

2025 Senior Secured Notes

In November 2023, Arrow Bidco issued $181.4 million aggregate principal amount of 10.75% Senior Secured Notes due 2025 (the “2025 Senior Secured Notes”) in exchange for substantially all of its outstanding 9.50% Senior Secured Notes due 2024. The remaining 2024 Senior Secured Notes were redeemed in November 2023, and none remained outstanding thereafter.

On March 10, 2025, the Company issued a notice of redemption for all outstanding 2025 Senior Secured Notes, and on March 25, 2025, the Company redeemed and repaid the notes in full at a redemption price of 101.0% of principal, plus accrued and unpaid interest. As of March 25, 2025, the 2025 Senior Secured Notes were fully paid and are no longer outstanding.

The redemption resulted in the recognition of a loss on extinguishment of debt during the three months ended March 31, 2025, in the accompanying consolidated statement of comprehensive loss, primarily related to the redemption premium of approximately $1.8 million and the write-off of unamortized deferred financing costs and unamortized original issue discount as of March 25, 2025. Additionally, the redemption premium of approximately $1.8 million was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the three months ended March 31, 2025.  No amounts related to the 2025 Senior Secured Notes were outstanding as of March 31, 2026.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of March 31, 2026, consisted of approximately $3.5 million of finance leases. The finance leases pertain to leases entered into during 2023 through March 31, 2026, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2029.

The Company’s finance lease and other financing obligations as of December 31, 2025, consisted of approximately $3.8 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended from time to time, the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the three months ended March 31, 2026, a net amount of $30 million was drawn on the ABL Facility to fund growth of the WHS business segment resulting in an outstanding balance of $30 million as of March 31, 2026.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. The termination date of the ABL Facility is February 1, 2028. On December 23, 2025, Arrow Bidco, LLC and certain of the Company’s other subsidiaries entered into a sixth amendment (the “Sixth Amendment”) to the ABL Facility. The Sixth Amendment provides additional flexibility in connection with the timing of anticipated capital expenditures associated with planned growth projects and, among other things: (i) suspends the minimum fixed charge coverage ratio maintenance covenant; (ii) reduces the maximum total leverage ratio maintenance covenant to 1.50:1.00; and (iii) requires the Borrowers to maintain excess availability under the ABL Facility of the greater of (a) 40% of the Line Cap and (b) $70 million. Each of these modifications applies until (but excluding) January 1, 2027, unless the Company elects an earlier reinstatement. The Company was in compliance with the financial covenants under the ABL Credit Agreement as of the date of the Sixth Amendment and remained in compliance with such covenants as of March 31, 2026.

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

Prior to the effectiveness of the Sixth Amendment, and as set forth in the Third Amendment, the ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of not less than 1.00:1.00 and (ii) maximum total leverage ratio of 2.50:1.00. During the period in which the covenant modifications under the Sixth Amendment remain in effect, the ABL Facility does not require the Borrowers to maintain a minimum fixed charge coverage ratio and requires compliance with a maximum total leverage ratio of 1.50:1.00.

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

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	March 31,	December 31,
	2026	2025
Finance lease and other financing obligations	$3,550	$3,761
ABL Facility	30,000	—
Total debt	33,550	3,761
Less: current maturities	(2,081)	(2,086)
Total long-term debt	$31,469	$1,675

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive loss for the periods indicated below consist of the following:

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Interest incurred on finance lease and other financing obligations	$97	$94
Interest expense incurred on ABL Facility and 2025 Senior Secured Notes	601	5,415
Amortization of deferred financing costs on ABL Facility and 2025 Senior Secured Notes	212	273
Amortization of original issue discount on 2025 Senior Secured Notes	—	440
Interest income	(18)	(1,893)
Interest expense, net	$892	$4,329

Deferred Financing Costs and Original Issue Discount

The redemption of the 2025 Senior Secured Notes on March 25, 2025, was accounted for as an extinguishment of debt and consequently, all of the unamortized deferred financing costs and unamortized original issue discount associated with the 2025 Senior Secured Notes were expensed through loss on extinguishment of debt within the accompanying consolidated statement of comprehensive loss for the three months ended March 31, 2025. The loss on extinguishment of debt amounted to approximately $2.4 million consisting of the premium cost associated with the redemption of approximately $1.8 million, with the remaining portion related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the three months ended March 31, 2025.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $6.7 million and $6.5 million as March 31, 2026 and December 31, 2025, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three months ended March 31, 2026 and 2025, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of March 31, 2026, consists of the following:

Rest of 2026	$1,470
2027	1,567
2028	30,489
2029	24
Total	$33,550

9. Income Taxes

Income tax benefit was approximately $2.3 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025, was 14.8% and 16.9%, respectively. The fluctuation in the tax rate for the three months ended March 31, 2026 and 2025, respectively, results primarily from the relationship of loss before income tax for the three months ended March 31, 2026 and 2025, respectively.

The effective tax rates for the three months ended March 31, 2026 and 2025, respectively, differs from the US federal statutory rate of 21% primarily due to the nonrecognition of tax benefits for loss jurisdictions, nondeductible meals and entertainment expenses, the impact of state tax expense based on gross receipts, and a compensation deduction limitation.

The Company accounts for income taxes in interim periods under ASC 740-270, Income Taxes – Interim Reporting, which generally requires us to apply an estimated annual consolidated effective tax rate to consolidated pre-tax income (loss). In addition, the guidance under ASC 740 further provides that, in establishing the estimated annual effective tax rate, the Company excludes losses from jurisdictions in which no tax benefit is expected to be recognized for such losses.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are Level 2, are as follows:

	March 31, 2026		December 31, 2025
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$(30,000)	$(30,000)	$—	$—

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

12. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three months ended March 31, 2026 and 2025. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net loss attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Numerator
Net loss attributable to Target Hospitality Corp. Common Stockholders - basic and diluted	$(12,919)	$(6,461)

Denominator
Weighted average shares outstanding - basic and diluted	99,930,789	99,111,940

Net loss per share attributable to Target Hospitality Corp. Common Stockholders- basic and diluted	$(0.13)	$(0.07)

As discussed in Note 14, stock-based compensation awards were outstanding for the three months ended March 31, 2026 and 2025. These stock-based compensation awards were excluded from the computation of diluted LPS for the three months ended March 31, 2026 and 2025 because their effect would have been anti-dilutive as a net loss was recorded for the three months ended March 31, 2026 and 2025.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

13. Stockholders’ Equity

Common Stock

As of March 31, 2026 and December 31, 2025, Target Hospitality had 113,450,927 and 113,094,172 shares of Common Stock issued with 100,153,997 and 99,797,242 outstanding, respectively. Each share of Common Stock has one vote.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of March 31, 2026, no preferred shares were issued and outstanding.

Common Stock in Treasury

As of March 31, 2026, 13,296,930 shares of Common Stock for an aggregate price of approximately $57.3 million were held in treasury stock (at cost). As of March 31, 2026, the stock repurchase program had a remaining capacity of approximately $66.6 million.

14. Stock-Based Compensation

On February 25, 2026, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company adopted (i) a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and a new form Executive Performance Stock Unit Agreement (the “PSU Agreement”) with respect to the granting of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (as amended by the First and Second Amendments to the Target Hospitality Corp. 2019 Incentive Award Plan, the “Plan”). The new RSU Agreement and PSU Agreements will be used for all awards to executive officers made on or after February 25, 2026.

The RSU Agreement has material terms that are substantially similar to those in the form 2025 Executive Restricted Stock Unit Agreement last approved by the Compensation Committee and previously disclosed by the Company in the 2025 Form 10-K.

Each PSU awarded under the PSU Agreement represents the right to receive one share of Common Stock. PSUs vest and become unrestricted on the third anniversary of the grant date. The number of PSUs that vest pursuant to the PSU Agreement is based in equal parts on the Company’s Total Shareholder Return (the “TSR Based Award”) performance and the Company’s Adjusted EBITDA (as defined in the PSU Agreement) (the “Adjusted EBITDA Based Award”), each measured based on the applicable performance period specified in the PSU Agreement (the “Performance Period”). The number of PSUs that vest pursuant to the TSR Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the achievement of a specified percentile rank during the Performance Period. The number of PSUs that vest pursuant to the Adjusted EBITDA Based Award range from 0% to 200% of the Target Level (as defined in the PSU Agreement) depending upon the Company’s Adjusted EBITDA (as defined in the PSU Agreement) during the Performance Period. Vesting of PSUs is contingent upon the executive’s continued employment through the vesting date, unless the executive’s employment is terminated by reason of death, without Cause, for Good Reason, or in the event of a Change in Control (each term as defined in the Plan).

Restricted Stock Units

On February 25, 2026, the Compensation Committee awarded an aggregate of 558,887 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	1,290,634	$6.80
Granted	558,887	7.08
Vested	(499,498)	6.03
Balance at March 31, 2026	1,350,023	$7.20

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025, stock-based compensation expense for these RSUs was approximately $1.0 million and $1.0 million, respectively, with an associated tax benefit of $0.3 million and $0.2 million, respectively. At March 31, 2026, unrecognized compensation expense related to RSUs totaled approximately $8.8 million and is expected to be recognized over a remaining term of approximately 3.0 years.

Performance Stock Units

On February 25, 2026 the Company awarded an aggregate of 352,238 PSUs to certain of the Company’s executive officers and employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of the Company’s TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 38.20%, the term was 2.85 years, the correlation coefficient was 0.5149, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.45%, which resulted in a calculated fair value of approximately $8.97 per PSU as of the grant date.

On March 1, 2023, the Company awarded an aggregate of 91,025 time and performance-based PSUs (the “2023 PSUs”) to certain of the Company’s employees, which would vest upon satisfaction of continued service with the Company until the third anniversary of the grant date and attainment of Company Diversification EBITDA (measured through the end of the Performance Period dated February 28, 2026) and TSR criteria (measured through the end of the Performance Period dated December 31, 2025). In January 2026, and March 2026, the Compensation Committee of the Board approved amendments to the 2023 Executive Performance Stock Unit Agreement (the “Amended PSU Agreement”) between the Company and certain employees, including certain of the Company’s current named executive officers. The Amended PSU Agreement extended the performance period for the TSR and Diversification EBITDA criteria through December 31, 2026 and February 28, 2027, respectively. The purpose of the Amended PSU Agreement was to preserve the original pay-for-performance intent of the 2023 PSUs and to maintain alignment with stockholder interest by taking into account the disruption caused by the Arrow Proposal in 2024 (as defined in the 2025 Form 10-K), which constrained management’s ability to execute against key metrics in the 2023 PSUs.

The Amended PSU Agreement constitutes a reissuance of 2023 PSUs granted under the PSU substantially similar to those in the PSU Agreement for the 2023 PSUs approved by the Compensation Committee.

On February 25, 2026, the Compensation Committee, and the Board, approved agreements granting PSUs aimed at motivating, incentivizing and retaining, certain of the Company’s executive officers under and pursuant to the Plan. Each PSU represents the right to receive one share of Common Stock. PSUs vest and become unrestricted June 30, 2028 (the “Performance Period”). The executives will each earn a corresponding number of PSUs upon the achievement of specified share price thresholds, the first of which is $20.00 per share and the highest of which is $30.00 per share. If all Performance Goals (as defined in the applicable award agreements) are met during the Performance Period, Mr. Schrenk will be entitled to receive a maximum of 400,000 PSUs, Mr. Dowhaniuk will be entitled to receive a maximum of 300,000 PSUs, and Ms. Lewis will be entitled to receive a maximum of 175,000 PSUs. Vesting is contingent upon the applicable executive’s continued employment through the vesting date, unless the applicable executive’s employment is terminated by reason of death or Disability, without Cause, for Good Reason, or in the event of a Qualifying Termination in connection with a Change in Control (each term as defined in the Plan, or each executive’s employment agreement, as amended, with the Company). These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 39.57%, the term was 2.34 years, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.43%, which resulted in a calculated fair value of approximately $0.36 per PSU as of the grant date.

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	3,269,846	$2.64
Granted	1,227,238	2.56
Balance at March 31, 2026	4,497,084	$2.61

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025, stock-based compensation expense for these PSUs was approximately $0.6 million and $0.7 million, respectively, with an associated tax benefit of $0.1 million and $0.2 million, respectively. At March 31, 2026, unrecognized compensation expense related to PSUs totaled approximately $7.2 million and is expected to be recognized over a remaining term of approximately 2.25 years.

Stock Option Awards

During the three months ended March 31, 2026, there were no new grants or other changes in stock options outstanding.

As of March 31, 2026, 345,227 stock options were exercisable with a weighted average exercise price of $7.52 per share, an average contractual life of 3.55 years, and a total intrinsic value of approximately $0.9 million.

There was no stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was no unrecognized compensation expense related to stock options.

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

Stock-based payments are subject to service based vesting requirements and expense was recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the three months ended March 31, 2026.

15. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the three months ended March 31, 2026 and 2025, we recognized expense related to matching contributions of $0.4 million and $0.4 million, respectively.

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

WHS — Segment operations consist of hospitality services revenue and construction fee income from the contract with Lithium Nevada, LLC (“Lithium Nevada”), supporting a North American critical mineral supply chain, specialty rental and vertically integrated hospitality services revenue from customers in support of power generation expansion for mining and data center projects located in Northern Nevada and Texas,  as well as specialty rental and vertically integrated hospitality services revenue from customers in support of the development of data center infrastructure projects located in the Southwestern United States and Texas.

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

2026

	HFS - South	WHS	Government	All Other		Total
For the Three Months Ended March 31, 2026
Revenue	$33,057	$23,620	$13,443	$2,661	(a)	$72,781
Less: Adjusted Cost of Sales (b)
Labor costs	$9,953	$2,413	$2,695	$1,135		$16,196
Outside services	83	45	1	—		129
Community operating costs	12,845	3,410	5,181	1,570		23,006
Costs of construction	7	6,504	—	—		6,511
Repairs and maintenance	1,212	410	548	85		2,255
Other costs	554	1,573	63	36		2,226
Adjusted gross profit	$8,403	$9,265	$4,955	$(165)		$22,458
Depreciation of specialty rental assets	$4,276	$4,036	$6,395	$868		$15,575
Capital expenditures (c)	$1,217	$43,754	$63	$20
Total Assets	$159,521	$142,110	$115,103	$19,984		$436,718

2025

	HFS - South	WHS	Government	All Other		Total
For the Three Months Ended March 31, 2025
Revenue	$36,068	$5,204	$25,717	$2,908	(a)	$69,897
Less: Adjusted Cost of Sales (b)
Labor costs	$9,779	$82	$1,438	$1,101		$12,400
Outside services	83	14	70	—		167
Community operating costs	13,105	83	4,345	1,512		19,045
Costs of construction	—	3,744	—	—		3,744
Repairs and maintenance	1,469	5	596	106		2,176
Other costs	599	7	90	33		729
Adjusted gross profit	$11,033	$1,269	$19,178	$156		$31,636
Depreciation of specialty rental assets	$4,493	$370	$7,931	$878		$13,672
Capital expenditures (c)	$2,653	$15,647	$2,598	$18
Total Assets (as of December 31, 2025)	$165,406	$63,934	$157,460	$21,100		$407,900
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs. Other costs includes transportation and travel expenses, including the cost of relocating community assets.
(c)	The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in the segment information. Such unallocated corporate capital expenditure amounts for the three months ended March 31, 2026 and 2025 were approximately $0.4 million and approximately $0.2 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated loss before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Total reportable segment adjusted gross profit	$22,623	$31,480
Other adjusted gross profit	(165)	156
Depreciation and amortization	(19,596)	(17,645)
Selling, general, and administrative expenses	(14,557)	(14,805)
Other expense, net	(2,628)	(262)
Loss on extinguishment of debt	—	(2,370)
Interest expense, net	(892)	(4,329)
Consolidated loss before income taxes	$(15,215)	$(7,775)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	March 31, 2026	December 31, 2025
Total reportable segment assets	$416,734	$386,800
Other assets (d)	21,421	22,398
Other unallocated amounts	101,385	121,007
Total Assets	$539,540	$530,205
(d)	Other assets in the table above includes unallocated corporate assets of approximately $1.4 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively.

Other unallocated assets consist of the following as reported (except as otherwise indicated below) in the consolidated balance sheets of the Company as of the dates indicated below:

	March 31, 2026	December 31, 2025
Total current assets	$58,606	$73,338
Other intangible assets, net	35,969	39,332
Operating lease right-of-use assets, net	5,204	6,544
Deferred financing costs revolver, net	1,581	1,793
Other non-current assets (e)	25	—
Total other unallocated amounts of assets	$101,385	$121,007

(e)	Other non-current assets in the table above excludes allocated deposits for specialty rental assets of approximately $6.9 million and $0 as of March 31, 2026 and December 31, 2025, respectively, all of which is allocated to the WHS segment as a component of WHS Total Assets and is included in the Total reportable segment assets above. Refer to Note 6 for discussion of deposits for specialty rental assets.

17. Subsequent Events

On April 21, 2026, Arrow Holdings S.à r.l. and MFA Global S.à r.l. (together, the “Selling Stockholders”), entities controlled by investment funds managed by TDR Capital LLP, entered into an underwriting agreement with Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters, pursuant to which the Selling Stockholders agreed to sell 7,000,000 shares of the Company’s common stock in a registered underwritten secondary public offering at a price of $14.00 per share. The Selling Stockholders also granted the underwriters a 30 day option to purchase up to an additional 1,050,000 shares of the Company’s common stock.

The offering closed on April 23, 2026, and the underwriters exercised their option in full, resulting in the sale of an aggregate of 8,050,000 shares of the Company’s common stock by the Selling Stockholders. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the Selling Stockholders.

In May 2026, the Company executed a 48-month contract, expected to generate more than $750 million of revenue for a workforce housing community supporting approximately 3,370 individuals with accommodations and customized hospitality solutions for AI infrastructure development (“AI Infrastructure Community” or “AI Infrastructure Contract”).  The Company will utilize predominately new assets to construct the AI Infrastructure Community, which is expected to result in a capital investment of approximately $200 to $210 million, net of the customer advance payments, with approximately 95% of this capital investment expected to be incurred in 2026. The contract includes termination provisions, including customer termination rights, which in certain circumstances require the payment of termination fees to compensate the Company for its invested capital and contractual economics. The Company expects all operating results associated with this contract to be reported within the WHS segment.  As this contract was not in place as of March 31, 2026, it is not reflected in the accompanying consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS-South, WHS and Government segments;

●	our ability to execute, expand, and manage WHS projects supporting critical mineral development, power generation, and data center infrastructure projects;

●	our ability to achieve margin improvement through the effective servicing of new contracts;

●	effective management, utilization, and performance, of our communities (including workforce hubs);

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions, including natural resources, critical minerals, and data center/AI infrastructure

●	changes in customer capital spending, project schedules, or end-user demand that may result in delays, non-renewals, or cancellations of contracts, including the contract that is terminable for convenience in the Government segment;

●	our reliance on third party manufacturers, suppliers, and service providers;

●	our ability to attract and retain key personnel and maintain workforce availability for specialized hospitality and construction operations;

●	increases in raw material, food, labor, or other operating costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance coverage;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations, including those applicable to government contracts;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global, national, or local economic and political developments, including any changes in policy under the current or any future U.S. presidential administrations;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	cybersecurity threats, incidents, or failures of our management information systems; and

●	risks related to our liquidity, access to capital markets, and obligations under existing or future debt agreements, including compliance with financial covenants.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental and value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of March 31, 2026, our network included 29 communities, to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

In March 2026, the Company entered into the West Texas Power Community agreement with a total expected minimum revenue amount of approximately $129 million to provide workforce accommodations and associated hospitality services, supporting a multi gigawatt power generation project for a hyperscale AI driven data center development. The West Texas Power Community is designed to support approximately 1,400 individuals and is governed by a 47-month term beginning in March 2026, requiring only $2 million to $5 million of incremental capital investment due to the use of existing infrastructure. This contract began to generate revenue during the three months ended March 31, 2026, and is reported within the Company’s WHS segment.

In March 2026, the Company entered into the Pecos Power Community agreement to provide workforce accommodations and associated hospitality services in Pecos, Texas, supporting the development of a natural gas power plant. The agreement establishes a 26‑month term beginning in April 2026 and includes a committed minimum of 400 rooms per night.  The agreement is expected to generate a total minimum revenue amount of approximately $23 million over the term, excluding any variable services or overages. The community will require an estimated incremental capital investment of approximately $2 million to $3 million, as the accommodations are available within the Company’s existing infrastructure. The Company expects all operating results associated with this contract to be reported within the WHS segment.  No revenue was recognized on this contract during the three months ended March 31, 2026, as the provision of services under the agreement and the term of the lease had not yet started as of March 31, 2026.

In March 2026, the Company entered into the Data Center Hub Contract to construct and provide comprehensive facility and hospitality services to assist the development of a data center campus in North Texas. The Data Center Hub will be designed to accommodate approximately 4,000 individuals, with first occupancy expected in the third quarter 2026 and full completion of the Data Center Hub anticipated in the second quarter of 2027. The Data Center Hub is expected to provide approximately $550 million in estimated minimum revenue over its initial term of approximately five years and provides potential variable revenue of approximately $20 million to $40 million annually. The Data Center Hub Contract also includes two additional two-year extension options, enabling continuity of services through January 2035. The Community will require estimated net capital investment of approximately $115 million to $125 million. The operating results for this contract are expected to be reported within the WHS operating segment. No revenue was recognized on this contract during the three months ended March 31, 2026, as the provision of services under the agreement and the term of the lease had not yet started as of March 31, 2026.

The Company generated cash flows from operations for the three months ended March 31, 2026 of approximately $7.0 million compared to approximately $3.9 million for the three months ended March 31, 2025, representing an increase in cash flows from operations of approximately $3.1 million or 79% led by an increase in cash collections, a $10.3 million decrease in cash paid for interest driven by early payoff of the 2025 Senior Secured Notes on March 25, 2025, partially offset by an increase in cash paid for operating expenses (led by increased construction costs) and payroll, and a decrease in interest income.

For the three months ended March 31, 2026, other key drivers of financial performance included:

●	Increased revenue of $2.9 million, or 4% compared to the same period in 2025, driven by increased revenue from the WHS segment, and partially driven by reactivation of community assets in the Government segment on March 5, 2025 to service the DIPC Contract (as defined in the 2025 Form 10-K). These increases were partially offset by lower revenue generated from the Government segment led by the termination of the PCC Contract (as defined in the 2025 Form 10-K) (terminated as of February 21, 2025).
●	Generated a net loss of approximately ($12.9) million for the three months ended March 31, 2026 as compared to net loss of approximately ($6.5) million for the three months ended March 31, 2025, which is primarily attributable to an increase in service and construction costs led by growth in the WHS segment and partially driven by reactivation of community assets in the Government segment on March 5, 2025 to service the DIPC Contract, an increase in other expense, net led by community pre-opening costs in the WHS segment, partially offset by the revenue increase discussed above, and a decrease in interest expense, net led by a decrease in interest expense from the redemption of the 2025 Senior Notes.
●	Generated consolidated Adjusted EBITDA of $9.9 million representing a decrease of $11.6 million, or 54% as compared to the same period in 2025, driven primarily by the increase in operating expenses comprised of an increase in services and construction and specialty rental costs led by growth in the WHS segment, and an increase in compensation and benefits in selling, general and administrative expenses, partially offset by the increase in revenue as noted above.

2026 Forward Look

We expect margins to improve as the Company progresses through 2026, driven primarily by growth in the WHS segment. This improvement is expected to result from the ramp-up of communities under recently executed WHS contracts, namely those associated with the West Texas Power Community and the Pecos Power Community, as well as the Data Center Hub Contract, including those discussed in our 2025 Form 10-K. These expectations are supported by the contract terms, ramp timing, and the Company’s internal analysis of the anticipated 2026 revenue mix, as summarized above and in the 2025 Form 10-K. However, we cannot assure you that margin improvement will be achieved, as it depends on the effective execution, ramp-up timing, and servicing of these contracts.

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

Our WHS segment includes construction and hospitality services provided to a community in Winnemucca, Nevada where there is insufficient housing and infrastructure solutions supporting the critical mineral supply chain.  The WHS segment also includes specialty rental and hospitality services provided to communities in the Southwestern United States, including Texas, where there is also insufficient housing and infrastructure solutions supporting the development of power generation and data center infrastructure projects.  Our communities provide our customers with a strategic competitive advantage in attracting and retaining a highly skilled workforce to support their objectives in areas of critical mineral development, power generation, and the building of data centers in remote locations.  Demand for our services in this segment is dependent on capital spending supporting the critical mineral supply chain, such as lithium mining, as well as capital spending on the development of power generation and data centers in remote locations.

Our Government segment includes the DIPC community in Dilley, Texas supporting critical U.S. government efforts, delivering essential services and accommodations near the southern U.S. border where there is insufficient housing and infrastructure solutions to appropriately address immigration and deportation.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in our 2025 Form 10-K. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 64% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 36% of revenues were earned through leasing of lodging facilities (23)% and construction fee income (13)% for the three months ended March 31, 2026. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into a multi-year construction and services agreement (the “Workforce Housing Contract”) to provide construction of workforce housing (the “Workforce Hub”), comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project”) and a North American critical minerals supply chain.  The all-inclusive Workforce Hub is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries. As of March 31, 2026, construction of the Workforce Hub was substantially complete and most of the revenue recognized under this contract during the three months ended March 31, 2026 reflected construction services performed during this phase.

Upon completion of the construction phase, the Workforce Hub will be capable of supporting a population of approximately 2,000 individuals. In addition to constructing the Workforce Hub, the Company is also providing turnkey operational support, including culinary services, facilities management, and other support services, which generated services revenue during the three months ended March 31, 2026 for the completed portions of the Workforce Hub. The Workforce Housing Contract has an initial term through 2027 with first occupancy that began in September 2025.  During the construction phase, the Company is recognizing revenue under the percentage of completion method as costs are incurred, as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

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

Revenue

We analyze our revenues by comparing actual revenues to our internal budgets and projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues may include average utilization of existing beds, levels of development activity in the HFS – South segment, development activity in remote locations in support of critical mineral supply chains, including lithium supply chains, data center development and infrastructure activity in remote locations in the WHS segment, and the consumer price index impacting government contracts, and government spending on housing programs in the Government segment.

Adjusted Gross Profit

We analyze our adjusted gross profit, which is a Non-GAAP measure, which we define as revenues less services and construction costs, and specialty rental costs, excluding impairment, certain severance costs, and depreciation of specialty rental assets to measure our financial performance. Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure. We believe adjusted gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead, noncash impairment and depreciation expenses, and certain severance costs not reflective of the ongoing results of the Company. Additionally, using adjusted gross profit gives us insight on factors impacting cost of sales, such as efficiencies of our direct labor and material costs. When analyzing adjusted gross profit, we compare actual adjusted gross profit to our budgets and internal projections and to prior period results for a given period in order to assess our performance.

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

WHS

The WHS segment includes one community in Winnemucca, Nevada to establish a new regional workforce hub network capacity for lithium and related critical mineral development as well as the Workforce Housing Contract for construction of workforce housing and delivery of comprehensive hospitality and facility services. The WHS segment also includes the Data Center Community Contract to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community. The WHS segment also includes the West Texas Power Community, the Pecos Power Community, and will include the communities associated with the Data Center Hub Contract previously described and the Power Community Contract that is currently under development.

Government

The Government segment includes facilities and operations of the DIPC provided under the previous STFRC Contract, which was terminated effective August 9, 2024, but was reactivated under the DIPC Contract effective March 5, 2025.

Additionally, this segment included the facilities and operations provided under a lease and services agreement known as the PCC Contract with our NP Partner. This arrangement was supported by a U.S. government contract to provide a suite of comprehensive service offerings in support of their aid efforts. The PCC Contract was terminated effective February 21, 2025. The related assets associated with the PCC Contract were largely re-deployed to support growth in the WHS segment.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

WHS Segment

The Company originated the Workforce Housing Contract in February 2025. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $176.7 million of revenue over its initial term, with approximately $112.6 million of committed minimum revenue. Revenue realized during 2025 and early 2026 on the Workforce Housing Contract was largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. The Workforce Housing Contract generated approximately $9.7 million and $4.8 million of construction fee income for the three months ended March 31, 2026 and 2025, respectively. As the construction phase of the Workforce Housing Contract was substantially complete as of March 31, 2026, construction fee income is expected to be a minor portion of revenue in 2026 compared to 2025. As such, service revenue will continue to replace construction fee income over time as we continue to transition from construction activities to ongoing hospitality service delivery under the Workforce Housing Contract. Additionally, the construction fee income generated carries lower margins when compared to the margins generated under the terminated PCC Contract in the Government segment described below, which contributed to lower gross profit margins overall for the Company for the three months ended March 31, 2026, when compared to the same period in the prior year.  The additional contracts included in the WHS segment generate higher margins when compared to the construction fee income on the Workforce Housing Contract, but such contracts are still in the early phases of ramping up. Accordingly, the combination of (i) the decline in higher-margin revenue following the termination of the PCC Contract, (ii) the predominance of lower-margin construction fee income under the Workforce Housing Contract during the period, and (iii) the limited contribution from higher-margin WHS contracts that are still in the early stages of ramping up, resulted in lower adjusted gross profit margins for the three months ended March 31, 2026 compared to the same period in the prior year, and limits comparability between periods.

Government Segment

As discussed in the 2025 Form 10-K, the PCC Contract with the NP Partner was terminated effective February 21, 2025. The PCC Contract generated total revenue of $0 and $24.1 million for the three months ended March 31, 2026 and 2025, respectively. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. No further revenue is expected from the PCC Contract.  In addition to the decline in revenue, the termination of the PCC Contract removed a significant source of historically high-margin revenue from our results. The incremental revenue generated for the three months ended March 31, 2026 from construction services provided under the Workforce Housing Contract within the WHS segment carries lower margins than the PCC Contract, resulting in a shift in our revenue mix that further pressured our gross profit and consolidated margins.

As discussed in the 2025 Form 10-K, the assets associated with the STFRC Contract, which terminated on August 9, 2024, were reactivated under the DIPC Contract effective March 5, 2025. The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp up period. The ramp up period was completed as scheduled in September 2025 with the maximum fixed minimum revenue amount now being recognized as of March 31, 2026. The DIPC Contract generated total revenue of approximately $13.4 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
Services income	$46,511	$50,107	$(3,596)	(7)%
Specialty rental income	16,576	14,995	1,581	11%
Construction fee income	9,694	4,795	4,899	102%
Total revenue	72,781	69,897	2,884	4%
Costs:
Services and construction costs	46,738	35,768	10,970	31%
Specialty rental	3,585	2,493	1,092	44%
Depreciation of specialty rental assets	15,575	13,672	1,903	14%
Gross Profit	6,883	17,964	(11,081)	(62)%
Selling, general and administrative	14,557	14,805	(248)	(2)%
Other depreciation and amortization	4,021	3,973	48	1%
Other expense, net	2,628	262	2,366	903%
Operating income	(14,323)	(1,076)	(13,247)	1231%
Loss on extinguishment of debt	—	2,370	(2,370)	(100)%
Interest expense, net	892	4,329	(3,437)	(79)%
Loss before income tax	(15,215)	(7,775)	(7,440)	96%
Income tax benefit	(2,253)	(1,316)	(937)	71%
Net loss	(12,962)	(6,459)	(6,503)	101%
Less: Net income (loss) attributable to the noncontrolling interest	(43)	2	(45)	(2,250)%
Net loss attributable to Target Hospitality Corp. common stockholders	$(12,919)	$(6,461)	$(6,458)	100%

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Total Revenue. Total revenue was $72.8 million for the three months ended March 31, 2026 and consisted of $46.5 million of services income, $16.6 million of specialty rental income and $9.7 million of construction fee income. Total revenue for the three months ended March 31, 2025 was $69.9 million, which consisted of $50.1 million of services income, $15.0 million of specialty rental income, and $4.8 million of construction fee income.

Services Income

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry services.

The main driver of the decrease in services income revenue was lower revenue in the Government segment led by the termination of the PCC Contract as previously discussed. This decrease was largely offset by growth in the WHS segment, and partially offset by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Specialty Rental Income

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases.

Specialty rental income increased primarily due to growth in the WHS segment led by the Data Center Community Contract that was entered into September 2025, and partially driven by the activation of the West Texas Power Community contract in March 2026. This increase was partially offset by a decrease in the Government segment led by the termination of the PCC Contract.

Construction Fee Income

The decrease in services income was also offset by an increase in construction fee income, which was due to construction services provided under the Workforce Housing Contract originated in February 2025 in the WHS segment.

Margin Considerations

The termination of the PCC Contract also resulted in the loss of a significant source of historically high-margin revenue. The PCC Contract generated recurring, high-margin services and specialty rental income revenue within the Government segment, and its termination materially reduced our consolidated margin profile.  Although growth in the WHS segment during the three months ended March 31, 2026 largely offset the revenue decline associated with the PCC Contract, construction-driven revenue carries materially lower margins compared to the PCC Contract and there was limited contribution from higher-margin WHS contracts during the three months ended March 31, 2026 as several are still in early stages of ramp-up.

Cost of services and construction. Cost of services and construction were $46.7 million for the three months ended March 31, 2026 as compared to $35.8 million for the three months ended March 31, 2025. The increase in services costs is primarily due to an increase in costs of approximately $9.8 million in the WHS segment led by construction costs for the construction services activity under the Workforce Housing Contract as well as ramp-up of communities associated with new WHS contracts. Additionally, costs associated with the Government segment driven by the reactivation of assets associated with the DIPC Contract increased by approximately $1.6 million. These cost increases were partially offset by the HFS-South segment costs, which decreased by approximately $(0.4) million led by lower community operating costs.

Specialty rental costs. Specialty rental costs were $3.6 million for the three months ended March 31, 2026 as compared to $2.5 million for the three months ended March 31, 2025. The increase in specialty rental costs was primarily due to higher costs in the Government segment associated with increased activity under the DIPC Contract, as well as growth in the WHS segment, led by the Data Center Community Contract entered into in September 2025 and the activation of the West Texas Power Community contract in March 2026.

These increases were partially offset by a reduction in specialty rental costs within the Government segment resulting from the termination of the PCC Contract, as previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $15.6 million for the three months ended March 31, 2026 as compared to $13.7 million for the three months ended March 31, 2025. The increase in depreciation expense is primarily attributable to an increase in depreciation expense for specialty rental assets driven by growth in the WHS Segment leading to an increase in $3.6 million between periods, partially offset by a decrease in depreciation expense of approximately $(1.5) million associated with Government segment specialty rental assets driven by the termination of the PCC contract on February 21, 2025.

Selling, general and administrative. Selling, general and administrative was $14.6 million for the three months ended March 31, 2026 as compared to $14.8 million for the three months ended March 31, 2025. The decrease in selling, general and administrative expense from the prior period was primarily driven by a decrease in transaction fees expense by approximately $2.5 million driven primarily by the prior period including legal, advisory, and audit fees associated with debt related transaction activity related to the 2025 Senior Secured Notes that were paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the evaluation of the Arrow Proposal in 2024 (as defined in the 2025 Form 10-K). This decrease was partially offset by an increase of approximately $2.1 million in compensation and benefits costs led by an increase in the short-term incentive plan bonus expense, reflecting new contract wins during 2026, which drove up the estimated payout based on the Company’s continued strong execution on strategic growth initiatives.

Other depreciation and amortization. Other depreciation and amortization expense was $4.0 million for the three months ended March 31, 2026 and approximated the prior period amount of $4.0 million for the three months ended March 31, 2025.

Other expense, net. Other expense, net was $2.6 million for the three months ended March 31, 2026 compared to less than $0.3 million for the three months ended March 31, 2025. The change in other expense, net was primarily driven by an increase in community pre-opening costs of approximately $1.6 million associated with ramp-up activities for community expansions and new customer contracts in the WHS segment. The WHS segment is in an early stage of development and has experienced increased community expansion and new contract activity during the period.  Community pre-opening costs primarily relate to certain operating costs incurred prior to a community becoming fully operational. The remaining increase in other expense, net was primarily attributable to a loss on the disposal of assets in the All Other category of operating segments during the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $0 for the three months ended March 31, 2026 as compared to $2.4 million for the three months ended March 31, 2025. The decrease in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025 with no such transaction activity during the three months ended March 31, 2026.

Interest expense, net. Interest expense, net was $0.9 million for the three months ended March 31, 2026 as compared to $4.3 million for the three months ended March 31, 2025. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by a decrease in interest income earned on cash equivalents.

Income tax benefit. Income tax benefit was $(2.3) million for the three months ended March 31, 2026 as compared to $(1.3) million for the three months ended March 31, 2025. The change in income tax benefit is primarily attributable to the decrease in income before taxes for the three months ended March 31, 2026 led by cost increases and loss of the higher margin PCC Contract previously mentioned.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended March 31, 2026 and 2025 ($ in thousands, except for Average Daily Rate amounts).

				Percentage
	For the Three Months Ended March 31,		Amount of Increase	Change Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
HFS - South	$33,057	$36,068	$(3,011)	(8)%
WHS	23,620	5,204	18,416	354%
Government	13,443	25,717	(12,274)	(48)%
All Other	2,661	2,908	(247)	(8)%
Total Revenues	$72,781	$69,897	$2,884	4%

Adjusted Gross Profit
HFS - South	$8,403	$11,033	$(2,630)	(24)%
WHS	9,265	1,269	7,996	630%
Government	4,955	19,178	(14,223)	(74)%
All Other	(165)	156	(321)	(206)%
Total Adjusted Gross Profit	$22,458	$31,636	$(9,178)	(29)%

Average Daily Rate
HFS - South	$71.52	$70.07	$1.45

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

HFS – South

Revenue for the HFS – South segment was $33.1 million for the three months ended March 31, 2026, as compared to $36.1 million for the three months ended March 31, 2025.

Adjusted gross profit for the HFS – South segment was $8.4 million for the three months ended March 31, 2026, as compared to $11.0 million for the three months ended March 31, 2025.

The decrease in revenue of approximately ($3.0) million was attributable to a decrease in utilization.

The decrease in adjusted gross profit of approximately ($2.6) million was primarily attributable to the decrease in revenue noted above, partially offset by a decrease in operational costs led by a decrease in community operating costs.

WHS

Revenue for the WHS segment was $23.6 million for the three months ended March 31, 2026, as compared to $5.2 million for the three months ended March 31, 2025.

Adjusted gross profit for the WHS segment was $9.3 million for the three months ended March 31, 2026, as compared to $1.3 million for the three months ended March 31, 2025.

The increase in revenue of approximately $18.4 million was primarily driven by revenue generated from new contract awards since March 31, 2025, including the Data Center Community Contract discussed in the 2025 Form 10-K and the previously discussed West Texas Power Community contract. The increase was also attributable to continued progression of the Workforce Housing Contract originated in February 2025 from the construction phase into the services phase. As construction activities under this contract conclude and additional beds are placed into service, a greater proportion of revenue is being generated from ongoing services, resulting in increased services revenue during the period.

The increase in adjusted gross profit of approximately $8.0 million was primarily attributable to the increase in revenue noted above, partially offset by increased construction and operating costs related to the Workforce Housing Contract and operating costs associated with communities under new contract awards that were not active during the prior period, as well as short-term costs incurred of approximately $1.4 million to mobilize existing assets to service the new contract awards.

Government

Revenue for the Government segment was $13.4 million for the three months ended March 31, 2026, as compared to $25.7 million for the three months ended March 31, 2025.

Adjusted gross profit for the Government segment was $5.0 million for the three months ended March 31, 2026, as compared to $19.2 million for the three months ended March 31, 2025.

Revenue decreased primarily due to the termination of the PCC Contract as previously discussed, partially offset by the reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $24.1 million of the revenue decrease was attributable to the PCC Contract termination, partially offset by an increase in revenue of approximately $11.8 million attributable to the DIPC Contract mentioned above.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, and partially driven by higher costs driven by the DIPC Contract reactivation, mentioned above, leading to an increase in costs of $1.9 million between periods.

Government segment margins for the three months ended March 31, 2026, reflected residual carrying costs of approximately $1.8 million associated with legacy West Texas Community assets that previously serviced the PCC Contract. These costs were primarily driven by lease and utility expenses incurred while the assets were being remarketed.

During the latter part of the current quarter, many of these assets were re-contracted or redeployed to support growth in the WHS segment, which is expected to reduce such carrying costs in the Government segment, excluding the anticipated leased asset demobilization costs discussed below.

The remaining undeployed or uncontracted leased assets are expected to be demobilized over the next two quarters. The demobilization process may result in additional costs, which are not expected to recur once these actions are completed.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of March 31, 2026, the ABL Facility had available borrowing capacity of $145 million. We currently believe that our cash on hand, along with these sources of funds will provide sufficient liquidity to fund our anticipated debt service obligations, lease obligations, contingent liabilities and working capital investments for at least the next 12 months. However, the pursuit of certain growth and diversification initiatives as discussed in Item 1, “Business” of the Company’s 2025 Form 10-K, may require capital resources in excess of these sources, which could necessitate additional debt or equity financing. We cannot assure you that such financing will be available on commercially reasonable terms or at all.

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

Capital Expenditures Requirements

During the three months ended March 31, 2026, we incurred approximately $45.5 million in capital expenditures, with approximately $43.7 million driven by growth capital expenditures in the new WHS segment, and approximately $0.1 million driven by growth capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $1.2 million for the three months ended March 31, 2026, while approximately $0.3 million was attributable to an increase in finance leases for commercial-use vehicles.

As we pursue growth initiatives, we monitor the availability of capital resources, including operating cash flows and equity and debt financings, to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Future cash flows are subject to a number of variables, including our ability to maintain existing contracts, obtain new contracts and manage operating expenses. Based on currently contracted projects, including the AI Infrastructure Contract as described in Note 17, Subsequent Events, of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q led by growth in the WHS segment, we expect growth capital expenditures, excluding acquisitions, and net of customer advance payments and asset redeployments, in 2026 to increase compared to 2025.  Capital requirements for these projects, impacting 2026, are currently expected to range from approximately $330 million to $340 million, net of customer advance payments and asset redeployments, although the timing and magnitude of such expenditures may vary based on project schedules and execution.

We currently expect to fund a portion of these capital requirements with a combination of operating cash flows, and available liquidity. However, depending on the timing, scale, and capital intensity of additional WHS growth opportunities, operating cash flows and available borrowings under our ABL Facility may not be sufficient to fund all planned or potential capital expenditures.

While we believe that our available liquidity, including cash on hand and approximately $145 million of undrawn capacity under our ABL Facility as of March 31, 2026, provides meaningful flexibility, the pursuit of certain growth projects may require us to seek additional debt or equity financing.  If capital requirements exceed available operating cash flows and available ABL Facility capacity, we may adjust the timing of, scale of, or cancel certain planned investments and/or pursue external financing. There can be no assurance that such financing will be available on acceptable terms or at all.

Our disciplined investment framework generally requires visibility into long-term contracted minimum revenues prior to deploying significant growth capital. Failure to achieve anticipated revenue levels or cash flows from operations could result in a reduction or deferral of future capital spending.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2026	2025

Net cash provided by operating activities	$7,040	$3,939
Net cash used in investing activities	(39,355)	(17,205)
Net cash provided by (used in) financing activities	29,432	(142,937)
Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net decrease in cash and cash equivalents	$(2,887)	$(156,200)

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Cash flows provided by operating activities. Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2026 compared to $3.9 million for the three months ended March 31, 2025.

The current period is up by approximately $3.1 million when compared to 2025 driven by an increase in cash collections from customers of approximately $31.7 million (led by growth in the WHS segment), a $10.3 million decrease in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025, partially offset by a net increase in payments for operating expenses and payroll of approximately $36.7 million driven primarily by growth of the WHS segment, and a decrease in interest received by approximately $2 million (driven by a lower average outstanding cash balance in the current period that generated interest income).

Cash flows used in investing activities. Net cash used in investing activities was $39.4 million for the three months ended March 31, 2026 compared to $17.2 million for the three months ended March 31, 2025. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS segment to support the new WHS contracts that were executed and expanded upon since March 31, 2025 (a portion of which is being funded by customer advance payments reported within cash flows from operations), partially offset by the prior period including a $15.5 million acquisition of community assets in January 2025 to support growth of the WHS segment, and by lower maintenance capital expenditures in the Government segment.

Cash flows used in financing activities. Net cash provided by (used in) financing activities was $29.4 million for the three months ended March 31, 2026 compared to $(142.9) million for the three months ended March 31, 2025. This decrease in net cash used in financing activities was primarily driven by the prior period including the $181.4 million full redemption of the 2025 Senior Secured Notes on March 25, 2025 and the related payment of 2025 Senior Secured Notes debt extinguishment premium costs of $1.8 million, partially offset by the prior period including net draws on the ABL of approximately $40.9 million. The current period activity was primarily driven by net draws on the ABL of approximately $30 million to fund growth in the WHS segment.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of March 31, 2026 consisted of approximately $3.5 million of finance leases. The finance leases pertain to leases entered into during 2023 through March 31, 2026, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2029.

The Company’s finance lease and other financing obligations as of December 31, 2025, consisted of approximately $3.8 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the three months ended March 31, 2026, a net amount of $30 million was drawn on the ABL Facility resulting in an outstanding balance of $30 million and an unused available borrowing capacity of $145 million as of March 31, 2026, subject to excess availability and other requirements pursuant to the Sixth Amendment. The maturity date of the ABL Facility is February 1, 2028. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for additional discussion of the ABL Facility, including the Sixth Amendment.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations and obligations will be to primarily fund (i) operating activities and working capital, (ii) growth capital expenditures associated primarily with growing the WHS segment as previously discussed in the Capital Expenditures Requirements section (iii) maintenance capital expenditures for specialty rental and other property, plant, and equipment assets, (iv) payments due under finance and operating leases, and (v) debt service interest payments on the ABL Facility. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed.

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of March 31, 2026:

($ in thousands)	Total	2026	2027	2028
ABL Facility	$30,000	$—	$—	$30,000
Operating lease obligations, including imputed interest(1)	5,662	4,327	1,332	3
Total	$35,662	$4,327	$1,332	$30,003
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the three months ended March 31, 2026, we had three customers, who accounted for 20%, 18% and 10% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 22%, 10%, and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2026.

We had two customers for the three months ended March 31, 2025 that accounted for 34% and 11% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customer accounted for 43% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of March 31, 2025.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the three months ended March 31, 2026, we had one major supplier representing 12% of goods purchased. For the three months ended March 31, 2025, we had one major supplier that represented 20% of goods purchased.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of March 31, 2026 as current portion of operating lease obligations and long-term operating lease obligations. Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of March 31, 2026.

Rent expense included in services costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $2.6 million and $2.8 million for the three months ended March 31, 2026 and 2025 respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

For contracts that contain both a lease component and a services or non-lease component, the Company adopted an accounting policy to account for and present the lease component under ASC 842 and the non-lease component under the authoritative guidance for revenue recognition (“ASC 606” or “Topic 606”). When allocating the contract consideration to the lease component under ASC 842 and the services or non-lease component under ASC 606, the Company uses judgment in contemplating how to initially measure one or more parts of the contract, to apply the separation and measurement guidance. Factors the Company considers in making this allocation include relative standalone price of lease and services or non-lease components. An over or under-estimate of the consideration allocation between the lease components and the services or non-lease components could result in revenue not being recognized and properly presented in accordance with the authoritative guidance under ASC 842 and ASC 606. With respect to ASC 842, when estimating a customer’s lease term, the Company uses judgment in contemplating the significance of: any penalties a customer may incur should it choose not to exercise any existing options to extend the lease or exercise any existing options to terminate the lease; and economic incentives to the customer in the lease. Factors the Company considers in making this assessment include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of customer leasehold improvements or other assets whose value would be impaired by the customer vacating or discontinuing use of the leased property. With respect to ASC 606, when estimating the contract term where an extension option is present, the Company uses judgment in determining whether the extension option contains a material right under ASC 606. An over-estimate of the term of the lease by management could result in the write-off of any recorded assets associated with rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to the lease. Additionally, an over or under-estimate of the contract term could result in revenue not being recognized in the proper period as well as revenue being under recognized, including for any significant advance payments for future services. The Company had no significant contracts determined to have been over or under-allocated during the reporting periods included herein.

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

Adjusted EBITDA reflects the following additional adjustments to EBITDA to exclude certain non-cash items and expense or income items that management believes are not indicative of the Company’s ongoing operating performance:

●	Other expense, net: Other expense, net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment and leased assets, community pre-opening costs incurred during ramp-up periods for new customer contracts, and other immaterial expenses and non-cash items. Community pre-opening costs primarily relate to certain operating costs incurred prior to the community becoming fully operational.
●	Transaction expenses: During 2026, the Company incurred legal, advisory, and audit-related fees associated with the secondary public offering discussed in Note 17 to the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q, as well as legal costs related to certain contemplated transactions. During 2025, transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity related to the 2025 Senior Secured Notes, which were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and is expected to continue to be, for the foreseeable future, a significant recurring expense and an important component of the Company’s compensation strategy.
●	Other adjustments: Claim settlement and corporate development related costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended
($ in thousands)	March 31,
	2026	2025
Gross Profit	$6,883	$17,964
Depreciation of specialty rental assets	15,575	13,672
Adjusted gross profit	$22,458	$31,636

The following table presents a reconciliation of Target Hospitality’s consolidated net loss to EBITDA and Adjusted EBITDA:

	For the Three Months Ended
($ in thousands)	March 31,
	2026	2025
Net loss	$(12,962)	$(6,459)
Income tax benefit	(2,253)	(1,316)
Interest expense, net	892	4,329
Loss on extinguishment of debt	—	2,370
Other depreciation and amortization	4,021	3,973
Depreciation of specialty rental assets	15,575	13,672
EBITDA	5,273	16,569

Adjustments
Other expense, net	2,628	262
Transaction expenses	332	2,830
Stock-based compensation	1,658	1,716
Other adjustments	50	194
Adjusted EBITDA	$9,941	$21,571

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Three Months Ended
($ in thousands)	March 31,
	2026	2025
Net cash provided by operating activities	$7,040	$3,939
Less: Maintenance capital expenditures for specialty rental assets	(1,249)	(3,995)
Discretionary cash flows	$5,791	$(56)

Purchase of specialty rental assets	(32,594)	(16,590)
Other investing activities	(6,860)	—
Purchase of property, plant and equipment	(176)	(615)
Proceeds from the sale of property, plant and equipment	275	—
Net cash used in investing activities	$(39,355)	$(17,205)

Principal payments on finance and finance lease obligations	(511)	(509)
Principal payments on borrowings from ABL Facility	(18,600)	(34,100)
Repayment of 2025 Senior Secured Notes	—	(181,446)
Proceeds from borrowings on ABL Facility	48,600	75,000
Distributions paid to noncontrolling interest	(57)	(68)
Payment of debt extinguishment premium costs	—	(1,814)
Net cash provided by (used in) financing activities	$29,432	$(142,937)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2026, we had $30 million of outstanding floating-rate obligations under our credit facility. This floating-rate obligation exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.3 million annually, based on our floating-rate debt obligations in effect as of March 31, 2026.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

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

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, and which may cause actual performance to differ materially from historical or projected future performance. “Item 1A. Risk Factors” of our 2025 Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2025 Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our 2025 Form 10-K.

Our ability to pursue future growth may be constrained by capital availability.

The timing and scale of WHS opportunities may require additional capital. If capital required for WHS growth exceeds our operating cash flows and available ABL Facility capacity, we may delay, reduce, or cancel planned investments or seek additional financing. There can be no assurance that such financing will be available on acceptable terms or at all.

Our investment framework generally prioritizes projects supported by long-term contracted minimum revenues and, where feasible, relies on the redeployment of modular units to limit upfront capital requirements. However, if anticipated revenues and cash flows are not achieved, we may further reduce capital spending, which could adversely affect our growth prospects, operating results, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, the following Section 16 officers of the Company terminated a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K:

On February 4, 2026, Heidi Lewis, the Company’s Executive Vice President, General Counsel and Secretary, terminated her previously adopted Rule 10b5-1 trading arrangement. Ms. Lewis’s Rule 10b5-1 trading arrangement was originally adopted on June 12, 2025, allowed for the sale of 89,972 shares of the Company’s Common Stock and was set to expire on May 31, 2026.

On February 27, 2026, James B. Archer, the Company’s President and Chief Executive Officer, terminated his previously adopted Rule 10b5-1 trading arrangement. Mr. Archer’s Rule 10b5-1 trading arrangement was originally adopted on December 11, 2025, allowed for the sale of 250,000 shares of the Company’s Common Stock and was set to expire on December 31, 2026.

During the three months ended March 31, 2026, no other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1+	Employment Agreement with Cyril Hahamski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

10.2+	Form of Amended 2023 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2026).

10.3+	Form of Second Amended 2023 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2026).

10.4+	Form of 2026 Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).

10.5+	Form of 2026 Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).

10.6+	Form of Stock-Based Executive Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
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

Target Hospitality Corp.

Dated: May 11, 2026	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer