Form 10-Q
period 2026-06-30
Target Hospitality Corp.
filed 2026-08-10
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 99,623,423 shares of Common Stock, par value $0.0001 per share, outstanding as of August 6, 2026.

Target Hospitality Corp.

FORM 10-Q

June 30, 2026

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,068	$8,348
Accounts receivable, less allowance for credit losses of $438 and $232, respectively	50,428	56,200
Prepaid expenses and other assets	7,374	8,790
Total current assets	63,870	73,338

Specialty rental assets, net	434,683	332,406
Other property, plant and equipment, net	42,061	35,754
Operating lease right-of-use assets, net	3,506	6,544
Goodwill	41,038	41,038
Other intangible assets, net	32,601	39,332
Deferred financing costs revolver, net	2,127	1,793
Other non-current assets	34,304	—
Total assets	$654,190	$530,205

Liabilities
Current liabilities:
Accounts payable	$47,406	$44,393
Accrued liabilities	24,356	22,475
Deferred revenue and customer deposits	21,252	9,282
Current portion of operating lease obligations	3,303	5,807
Current portion of finance lease and other financing obligations (Note 8)	2,539	2,086
Total current liabilities	98,856	84,043

Other liabilities:
Revolving credit facility (Note 8)	40,000	—
Long-term finance lease and other financing obligations	2,115	1,675
Long-term operating lease obligations	323	1,128
Deferred revenue and customer deposits	100,210	9,292
Deferred tax liability	40,134	42,312
Asset retirement obligations	2,765	2,695
Total liabilities	284,403	141,145

Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 113,582,373 issued and 100,285,443 outstanding as of June 30, 2026 and 113,094,172 issued and 99,797,242 outstanding as of December 31, 2025.	10	10
Common Stock in treasury at cost, 13,296,930 shares as of June 30, 2026 and 13,296,930 shares as of December 31, 2025.	(57,304)	(57,304)
Additional paid-in-capital	157,112	154,090
Accumulated other comprehensive loss	(3,014)	(2,798)
Accumulated earnings	273,305	295,259
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	370,109	389,257
Noncontrolling interest in consolidated subsidiaries	(322)	(197)
Total stockholders' equity	369,787	389,060
Total liabilities and stockholders' equity	$654,190	$530,205

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Loss

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Services income	$51,828	$40,467	$98,339	$90,574
Specialty rental income	30,757	6,716	47,333	21,711
Construction fee income	2,870	14,423	12,564	19,218
Total revenue	85,455	61,606	158,236	131,503
Costs:
Services and construction costs	47,583	45,561	94,321	81,329
Specialty rental	4,657	2,789	8,242	5,282
Depreciation of specialty rental assets	17,418	13,584	32,993	27,256
Gross profit	15,797	(328)	22,680	17,636
Selling, general and administrative	18,753	12,664	33,310	27,469
Other depreciation and amortization	4,120	4,082	8,141	8,055
Other expense (income), net	420	(156)	3,048	106
Operating loss	(7,496)	(16,918)	(21,819)	(17,994)
Loss on extinguishment of debt	—	—	—	2,370
Interest expense, net	1,012	937	1,904	5,266
Loss before income tax	(8,508)	(17,855)	(23,723)	(25,630)
Income tax expense (benefit)	473	(2,937)	(1,780)	(4,253)
Net loss	(8,981)	(14,918)	(21,943)	(21,377)
Less: Net income attributable to the noncontrolling interest	54	13	11	15
Net loss attributable to Target Hospitality Corp. common stockholders	(9,035)	(14,931)	(21,954)	(21,392)

Other comprehensive income (loss)
Foreign currency translation	(190)	21	(216)	17
Comprehensive loss	$(9,171)	$(14,897)	$(22,159)	$(21,360)

Weighted average number shares outstanding - basic and diluted	100,214,415	99,396,381	100,073,385	99,254,946

Net loss per share attributable to Target Hospitality Corp. common stockholders - basic and diluted	$(0.09)	$(0.15)	$(0.22)	$(0.22)

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2026 and 2025

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090
Net loss	—	—	—	—	—	—	(6,461)	(6,461)	2	(6,459)
Stock-based compensation, net	412,662	—	—	—	1,672	—	—	1,672	—	1,672
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(973)	—	—	(973)	—	(973)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	—	(58)	(58)
Balances at March 31. 2025	99,364,716	$10	13,296,930	$(57,304)	$149,479	$(2,789)	$325,919	$415,315	$(47)	$415,268

Net loss	—	—	—	—	—	—	(14,931)	(14,931)	13	(14,918)
Stock-based compensation, net	413,356	—	—	—	2,134	—	—	2,134	—	2,134
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,263)	—	—	(1,263)	—	(1,263)
Cumulative translation adjustment	—	—	—	—	—	21	—	21	—	21
Distributions	—	—	—	—	—	—	—	—	(57)	(57)
Balances at June 30, 2025	99,778,072	$10	13,296,930	$(57,304)	$150,350	$(2,768)	$310,988	$401,276	$(91)	$401,185

Balances at December 31, 2025	99,797,242	$10	13,296,930	$(57,304)	$154,090	$(2,798)	$295,259	$389,257	$(197)	$389,060
Net loss	—	—	—	—	—	—	(12,919)	(12,919)	(43)	(12,962)
Stock-based compensation, net	356,755	—	—	—	1,658	—	—	1,658	—	1,658
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,046)	—	—	(1,046)	—	(1,046)
Cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)	—	(26)
Distributions	—	—	—	—	—	—	—	—	(62)	(62)
Balances at March 31, 2026	100,153,997	$10	13,296,930	$(57,304)	$154,702	$(2,824)	$282,340	$376,924	$(302)	$376,622

Net loss	—	—	—	—	—	—	(9,035)	(9,035)	54	(8,981)
Stock-based compensation, net	106,555	—	—	—	2,316	—	—	2,316	—	2,316
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(115)	—	—	(115)	—	(115)
Cumulative translation adjustment	—	—	—	—	—	(190)	—	(190)	—	(190)
Distributions	—	—	—	—	—	—	—	—	(74)	(74)
Issuance of Common Stock from exercise of stock options	24,891	—	—	—	209	—	—	209	—	209
Balances at June 30, 2026	100,285,443	$10	13,296,930	$(57,304)	$157,112	$(3,014)	$273,305	$370,109	$(322)	$369,787

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,943)	$(21,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	34,403	28,580
Amortization of intangible assets	6,731	6,731
Noncash operating lease expense	4,325	4,492
Accretion of asset retirement obligation	70	65
Amortization of deferred financing costs	426	424
Amortization of original issue discount	—	440
Loss on extinguishment of debt	—	2,370
Stock-based compensation expense	3,974	3,806
Loss (gain) on disposal of specialty rental assets and other property, plant and equipment	(220)	27
Deferred income taxes	(2,178)	(4,844)
Provision for credit losses on receivables, net of recoveries	214	37
Changes in operating assets and liabilities
Accounts receivable	5,488	(8,200)
Prepaid expenses and other assets	1,415	2,957
Accounts payable and other accrued liabilities	(19,579)	(4,095)
Deferred revenue and customer deposits	102,889	7,809
Operating lease obligation	(4,596)	(4,201)
Other non-current assets and liabilities	(399)	(20)
Net cash provided by operating activities	111,020	15,001
Cash flows from investing activities:
Purchase of specialty rental assets	(111,785)	(24,261)
Other investing activities	(34,093)	—
Purchase of property, plant, and equipment	(5,624)	(650)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	606	—
Net cash used in investing activities	(150,896)	(24,911)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(1,200)	(1,184)
Principal payments on borrowings from ABL Facility	(81,300)	(51,000)
Repayment of 2025 Senior Secured Notes	—	(181,446)
Proceeds from borrowings on ABL Facility	121,300	75,000
Distributions paid to noncontrolling interest	(120)	(126)
Proceeds from issuance of Common Stock from exercise of options	207	—
Payment of deferred financing costs	(231)	—
Payment of debt extinguishment premium costs	—	(1,814)
Taxes paid related to net share settlement of equity awards	(1,046)	(973)
Net cash provided by (used in) financing activities	37,610	(161,543)

Effect of exchange rate changes on cash and cash equivalents	(14)	22

Net decrease in cash and cash equivalents	(2,280)	(171,431)
Cash and cash equivalents - beginning of period	8,348	190,668
Cash and cash equivalents - end of period	$6,068	$19,237

Supplemental Cash Flow Information:
Decrease in accrued distributions to noncontrolling interest	$—	$11
Decrease in accrued capital expenditures	$—	$461
Decrease in accrued proceeds from the sale of specialty rental assets	$118	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(23,759)	$—
Non-cash change in accrued deferred financing costs	$(529)	$—
Non-cash change in finance lease terminations	$—	$110
Non-cash change in finance lease obligations	$(2,093)	$(2,738)
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(115)	$(1,263)
Non-cash change in accrued distributions to noncontrolling interest	$(16)	$—

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Notes to Unaudited Consolidated Financial Statements

(Amounts in Thousands, Unless Stated Otherwise)

1. Organization and Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Nature of Operations

Target Hospitality Corp. (“Target Hospitality” and, together with its subsidiaries, the “Company”) was formed on March 15, 2019 and is one of North America’s largest providers of vertically integrated specialty rental modular accommodations and full-service value-added hospitality solutions. The Company delivers comprehensive hospitality services and workforce community solutions, including: catering and food services, maintenance, housekeeping, grounds-keeping, security, recreational amenities, community design and construction, community management, and laundry services. Target Hospitality’s modular specialty rental accommodation assets are relocatable and interchangeable across its operating segments, enabling the Company to redeploy assets in response to shifts in customer requirements, market conditions, and project locations. The Company serves customers supporting critical mineral development, power generation, or data center infrastructure projects, the natural resources development sector, and the government sector, with overall operations primarily located in the West Texas, South Texas, New Mexico, Nevada and Midwest regions.

The Company, whose securities are listed on the Nasdaq Capital Market, together with its wholly owned subsidiaries, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), and Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”), serve as the holding companies for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target” or “TLM”) and RL Signor Holdings, LLC (“Signor”). As of June 30, 2026, TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 46.2% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors who purchased the shares of Platinum Eagle in a private placement transaction, and other public shareholders.

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

The results of operations for three and six months ended June 30, 2026 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2026 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of June 30, 2026, and results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated balance sheet of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

Because performance obligations related to specialty rental and hospitality services are satisfied over time, some of our revenue is recognized evenly over the contractual term of the arrangement, based on a contractual fixed minimum amount and defined period of performance. Certain contracts may contain a contractual fixed minimum amount and an initial ramp-up period based on bed utilization, which may result in lower revenue recognition during the ramp-up period of the contract term. Some of our revenue is recognized on a daily basis, for each night a customer stays, at a contractual day rate. Our customers typically contract for accommodation services under committed contracts with terms that most often range from several months to multiple years. Our payment terms vary by type and location of our customer and the service offered.  The time between invoicing and when payment is due is not significant.

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

2. Revenue

Total revenue recognized under ASC 606 was approximately $110.9 million and $109.8 million for the six months ended June 30, 2026 and 2025, respectively, while specialty rental income was approximately $47.3 million and $21.7 million subject to the guidance of ASC 842 for the six months ended June 30, 2026 and 2025, respectively. Total revenue recognized under contracts recognized under ASC 606 was approximately $54.7 million and $54.9 million for the three months ended June 30, 2026 and 2025, respectively, while specialty rental income was approximately $30.8 million and $6.7 million subject to the guidance of ASC 842 for the three months ended June 30, 2026 and 2025, respectively.

The following table disaggregates our services and construction fee income by our three reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Workforce Hospitality Solutions (“WHS”), Government, and All Other for the dates indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
HFS – South
Services income	$31,512	$34,442	$63,340	$68,683
Total HFS – South revenues	31,512	34,442	63,340	68,683

WHS
Services income	$12,802	$619	$20,256	$1,028
Construction fee income	2,870	14,423	12,564	19,218
Total WHS revenues	15,672	15,042	32,820	20,246

Government
Services income	$4,521	$2,495	$9,089	$15,044
Total Government revenues	4,521	2,495	9,089	15,044

All Other
Services income	$2,993	$2,911	$5,654	$5,819
Total All Other revenues	2,993	2,911	5,654	5,819

Total	$54,698	$54,890	$110,903	$109,792

For the six months ended June 30, 2026 and 2025, the Company incurred and expensed approximately $6.9 million and $14.8 million, respectively, of construction costs associated with construction fee income, which are included within the services and construction costs financial statement line item within the accompanying consolidated statements of comprehensive loss. For the three months ended June 30, 2026 and 2025, the Company incurred and expensed approximately $0.4 million and $11.0 million, respectively, of construction costs associated with construction fee income, which are included within the services and construction costs financial statement line item within the accompanying consolidated statements of comprehensive loss.

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

Contract Assets and Liabilities

We do not have any contract assets.

Contract liabilities primarily consist of deferred revenue that represent advance payments for rental of assets that are being recognized over the related contract period, a security deposit, advanced payments for community builds that are being recognized over the related contract period, and billings in excess of cost for community construction projects. Activity in the deferred revenue accounts as of the dates indicated below was as follows:

	For Six Months Ended
	June 30,
	2026	2025
Balances at Beginning of the Period	$18,574	$1,235
Additions to deferred revenue	108,774	690
Revenue recognized	(4,280)	(213)
Decrease in billings in excess of cost	(1,606)	—
Increase in billings in excess of cost	—	7,332
Balances at End of the Period	$121,462	$9,044

As of June 30, 2026, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized as of June 30, 2026	$41,473	$84,884	$50,669	$31,656	$18,766	$35,822	$263,270

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	June 30,	December 31,
	2026	2025
Specialty rental assets	$882,298	$830,592
Construction-in-process	97,397	21,057
Less: accumulated depreciation	(545,012)	(519,243)
Specialty rental assets, net	$434,683	$332,406

Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2026, the Company disposed of assets with accumulated depreciation of approximately $6.8 million along with the related gross cost of approximately $7.1 million. These asset disposals resulted in a net loss on sale of specialty rental assets of approximately $0.1 million (net of sale proceeds of approximately $0.2 million) and is reported within other expense (income), net in the accompanying consolidated statement of comprehensive loss for the six months ended June 30, 2026. During the six months ended June 30, 2026, there was a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.4 million with no net impact to specialty rental assets, net.

In January 2026, the Company purchased a group of assets consisting primarily of modular units for approximately $8.6 million, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition and no personnel were assumed as part of this transaction.

During the three months ended June 30, 2026, the Company purchased a group of assets consisting of land, and specialty rental assets (site work, and furniture & fixtures) for approximately $7.8 million, of which approximately $6.7 million is included within this asset group, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	June 30,	December 31,
	2026	2025
Land	$36,310	$31,184
Buildings and leasehold improvements	908	908
Machinery and office equipment	2,541	2,398
Other[1]	14,676	12,605
	54,435	47,095
Less: accumulated depreciation	(12,374)	(11,341)
Total other property, plant and equipment, net	$42,061	$35,754
(1)	The Other category includes finance lease right-of-use assets pertaining to commercial-use vehicles at a gross cost of approximately $12 million as of June 30, 2026.

For the six months ended June 30, 2026 and 2025, depreciation expense related to other property, plant and equipment was $1.4 million and $1.3 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive loss. For the three months ended June 30, 2026 and 2025, depreciation expense related to other property, plant and equipment was $0.8 million and $0.7 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2026, the Company also retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $0.4 million and a gross cost of $0.4 million.

During the three months ended June 30, 2026, the Company purchased a group of assets consisting of land, and specialty rental assets (site work, and furniture & fixtures) for approximately $7.8 million, of which approximately $1.0 million is included within this asset group, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2025	$41,038
Changes in Goodwill	—
Balance at December 31, 2025	41,038
Changes in Goodwill	—
Balance at June 30, 2026	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	June 30, 2026
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	1.7	$133,105	$(117,012)	$16,093
Non-compete agreement	1.6	349	(241)	108
Total		133,454	(117,253)	16,201
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(117,253)	$32,601

	December 31, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.0	$133,105	$(110,316)	$22,789
Non-compete agreement	2.1	349	(206)	143
Total		133,454	(110,522)	22,932
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(110,522)	$39,332

For the six months ended June 30, 2026 and 2025, amortization expense related to intangible assets was $6.7 million and $6.7 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss. For the three months ended June 30, 2026 and 2025, amortization expense related to intangible assets was $3.4 million and $3.4 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss.

The estimated aggregate amortization expense as of June 30, 2026 for each of the next five years and thereafter is as follows:

Rest of 2026	$6,148
2027	8,270
2028	778
2029	525
2030	456
Thereafter	24
Total	$16,201

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

	June 30,	December 31,
	2026	2025
Deposits for specialty rental assets	$34,093	$—
Cloud computing implementation costs	7,647	7,436
Less: accumulated amortization of cloud computing implementation costs	(7,436)	(7,436)
Other non-current assets	$34,304	$—

Capitalized cloud computing implementation costs are amortized on a straight-line basis over the service arrangement period once such systems are placed into service.

The cash outflow for deposits for specialty rental assets included in the above table are reported as other investing activities within the investing activities section of the accompanying consolidated statement of cash flows for the six months ended June 30, 2026.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	June 30,	December 31,
	2026	2025
Employee accrued compensation expense	$12,786	$13,382
Other accrued liabilities	10,840	8,925
Accrued interest on debt	730	168
Total accrued liabilities	$24,356	$22,475

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

The redemption resulted in the recognition of a loss on extinguishment of debt during the six months ended June 30, 2025, in the accompanying consolidated statement of comprehensive loss, primarily related to the redemption premium of approximately $1.8 million and the write-off of unamortized deferred financing costs and unamortized original issue discount as of March 25, 2025. Additionally, the redemption premium of approximately $1.8 million was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the six months ended June 30, 2025.  No amounts related to the 2025 Senior Secured Notes were outstanding as of June 30, 2026.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of June 30, 2026, consisted of approximately $4.7 million of finance leases. The finance leases pertain to leases entered into during 2023 through June 30, 2026, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2029.

The Company’s finance lease and other financing obligations as of December 31, 2025, consisted of approximately $3.8 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

On March 15, 2019, Topaz, Arrow Bidco, Target, Signor and each of their domestic subsidiaries entered into an ABL credit agreement that provided for a senior secured asset based revolving credit facility in the aggregate principal amount of up to $125 million (as amended from time to time, the “ABL Facility”), which was increased to $175 million with the Third Amendment discussed below. During the six months ended June 30, 2026, a net amount of $40 million was drawn on the ABL Facility to fund growth of the WHS business segment resulting in an outstanding balance of $40 million as of June 30, 2026.

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

In addition, the ABL Facility will provide the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount not to exceed $25 million plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility. The termination date of the ABL Facility is February 1, 2028. On December 23, 2025, Arrow Bidco, LLC and certain of the Company’s other subsidiaries entered into a sixth amendment (the “Sixth Amendment”) to the ABL Facility. The Sixth Amendment provides additional flexibility in connection with the timing of anticipated capital expenditures associated with planned growth projects and, among other things: (i) suspends the minimum fixed charge coverage ratio maintenance covenant; (ii) reduces the maximum total leverage ratio maintenance covenant to 1.50:1.00; and (iii) requires the Borrowers to maintain excess availability under the ABL Facility of the greater of (a) 40% of the Line Cap and (b) $70 million. Each of these modifications applies until (but excluding) January 1, 2027, unless the Company elects an earlier reinstatement. The Company was in compliance with the financial covenants under the ABL Facility as of the date of the Sixth Amendment and remained in compliance with such covenants as of June 30, 2026.

The obligations under the ABL Facility are unconditionally guaranteed by Topaz and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Arrow Bidco (together with Topaz, the “ABL Guarantors”), other than certain excluded subsidiaries. The ABL Facility is secured by (i) a first priority pledge of the equity interests of Topaz, Arrow Bidco, Target, and Signor (the “Borrowers”) and of each direct, wholly-owned US organized restricted subsidiary of any Borrower or any ABL Guarantor, (ii) a first priority pledge of up to 65% of the voting equity interests in each non-US restricted subsidiary of any Borrower or ABL Guarantor and (iii) a first priority security interest in substantially all of the assets of the Borrower and the ABL Guarantors (in each case, subject to customary exceptions).

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

Subsequent to June 30, 2026, as previously reported in our Current Report on Form 8-K filed with the SEC on July 27, 2026, on July 24, 2026, the Company entered into a new asset-based lending facility and terminated the ABL Facility described above. Additional information regarding the refinancing transaction is included in Note 17, Subsequent Events.

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	June 30,	December 31,
	2026	2025
Finance lease and other financing obligations	$4,654	$3,761
ABL Facility	40,000	—
Total debt	44,654	3,761
Less: current maturities	(2,539)	(2,086)
Total long-term debt	$42,115	$1,675

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive loss for the periods indicated below consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Interest incurred on finance lease and other financing obligations	$117	$125	$214	$218
Interest expense incurred on ABL Facility and 2025 Senior Secured Notes	730	871	1,331	6,286
Amortization of deferred financing costs on ABL Facility and 2025 Senior Secured Notes	214	151	426	424
Amortization of original issue discount on 2025 Senior Secured Notes	—	—	—	440
Interest income	(49)	(210)	(67)	(2,102)
Interest expense, net	$1,012	$937	$1,904	$5,266

Deferred Financing Costs and Original Issue Discount

The redemption of the 2025 Senior Secured Notes on March 25, 2025, was accounted for as an extinguishment of debt and consequently, all of the unamortized deferred financing costs and unamortized original issue discount associated with the 2025 Senior Secured Notes were expensed through loss on extinguishment of debt within the accompanying consolidated statement of comprehensive loss for the six months ended June 30, 2025. The loss on extinguishment of debt amounted to approximately $2.4 million consisting of the premium cost associated with the redemption of approximately $1.8 million, with the remaining portion related to the write-off of unamortized deferred financing costs and unamortized original issue discount for the three and six months ended June 30, 2025.

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $6.9 million and $6.5 million as of June 30, 2026 and December 31, 2025, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and six months ended June 30, 2026 and 2025, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of June 30, 2026, consists of the following:

Rest of 2026	$1,207
2027	2,100
2028	41,076
2029	271
Total	$44,654

9. Income Taxes

Income tax expense (benefit) was approximately $(1.8) million and $(4.3) million for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, income tax expense (benefit) was approximately $0.5 million and $(2.9) million, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025, was (5.6)% and 16.4%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025, was 7.5% and 16.6%, respectively. The fluctuation in the tax rate for the six months ended June 30, 2026 and 2025, respectively, results primarily from the relationship of loss before income tax for the three and six months ended June 30, 2026 and 2025, respectively.

The effective tax rates for the three and six months ended June 30, 2026 and 2025, respectively, differs from the US federal statutory rate of 21% primarily due to the nonrecognition of tax benefits for loss jurisdictions, nondeductible meals and entertainment expenses, the impact of state tax expense based on gross receipts, and a compensation deduction limitation.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are Level 2, are as follows:

	June 30, 2026		December 31, 2025
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$(40,000)	$(40,000)	$—	$—

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

12. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three and six months ended June 30, 2026 and 2025. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net loss attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to Target Hospitality Corp. Common Stockholders - basic and diluted	$(9,035)	$(14,931)	$(21,954)	$(21,392)

Denominator
Weighted average shares outstanding - basic and diluted	100,214,415	99,396,381	100,073,385	99,254,946

Net loss per share attributable to Target Hospitality Corp. Common Stockholders- basic and diluted	$(0.09)	$(0.15)	$(0.22)	$(0.22)

As discussed in Note 14, stock-based compensation awards were outstanding for the three and six months ended June 30, 2026 and 2025. These stock-based compensation awards were excluded from the computation of diluted LPS for the three and six months ended June 30, 2026 and 2025 because their effect would have been anti-dilutive as a net loss was recorded for the three and six months ended June 30, 2026 and 2025.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

13. Stockholders’ Equity

Common Stock

As of June 30, 2026 and December 31, 2025, Target Hospitality had 113,582,373 and 113,094,172 shares of Common Stock issued with 100,285,443 and 99,797,242 outstanding, respectively. Each share of Common Stock has one vote.

On April 21, 2026, Arrow Holdings S.à r.l. and MFA Global S.à r.l. (together, the “Selling Stockholders”), entities controlled by investment funds managed by TDR, entered into an underwriting agreement with Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters, pursuant to which the Selling Stockholders agreed to sell 7,000,000 shares of the Company’s common stock in a registered secondary public offering at a price of $14.00 per share. The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares of the Company’s common stock.

The offering closed on April 23, 2026, and the underwriters exercised their option in full, resulting in the sale of an aggregate of 8,050,000 shares of the Company’s common stock by the Selling Stockholders. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the Selling Stockholders.

Further, on May 28, 2026, the Selling Stockholders entered into an underwriting agreement with Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters, pursuant to which the Selling Stockholders agreed to sell another 7,000,000 shares of the Company’s common stock in a registered secondary public offering at a price of $17.00 per share. The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares of the Company’s common stock.

The offering closed on May 29, 2026, and the underwriters exercised their option in full, resulting in the sale of an aggregate of 8,050,000 shares of the Company’s common stock by the Selling Stockholders. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the Selling Stockholders.

The costs to the Company that were expensed for the secondary public offerings described above amounted to approximately $1.4 million and are reflected as transaction costs within the selling, general, and administrative expense financial statement line item in the accompanying unaudited consolidated statement of comprehensive loss for the three and six months ended June 30, 2026.

In addition, the Selling Stockholders distributed shares to certain limited partners for no consideration that decreased TDR’s beneficial ownership of the Company from 48.7% to 47.5% on May 28, 2026, and from 47.5% to 46.2% on June 18, 2026.

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of June 30, 2026, no preferred shares were issued and outstanding.

Common Stock in Treasury

As of June 30, 2026, 13,296,930 shares of Common Stock for an aggregate price of approximately $57.3 million were held in treasury stock (at cost).

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

On May 21, 2026, at the annual stockholder meeting, the Company’s stockholders approved the third amendment to the Plan to increase the number of shares of Common Stock of the Company authorized for issuance under the Plan by 4,000,000.

Restricted Stock Units

On February 25, 2026, the Compensation Committee awarded an aggregate of 558,887 time-based RSUs to certain of the Company’s executive officers and other employees, which vest ratably over a four-year period.

On April 27, 2026, an aggregate of 23,304 time-based RSUs were awarded to certain of the Company’s employees, which vest ratably over the four-year period.

On May 5, 2026, an aggregate of 25,347 time-based RSUs were awarded, consisting of 25,000 RSUs awarded to an employee and 347 RSUs awarded to a non-employee director. These awards vest ratably over a one-month period.

On May 21, 2026, the Compensation Committee awarded an aggregate of 47,552 time-based RSUs to certain of the Company’s non-employee directors, which vest in full on the first anniversary of the grant date or, if earlier, the date of the first annual meeting of the stockholders of the Company following the grant date.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	1,290,634	$6.80
Granted	655,090	8.48
Vested	(612,968)	6.65
Forfeited	(2,026)	7.44
Balance at June 30, 2026	1,330,730	$7.70

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the six months ended June 30, 2026 and 2025, was approximately $2.5 million and $2.1 million, respectively, with an associated tax benefit of approximately $0.6 million and $0.5 million, respectively. For the three months ended June 30, 2026 and 2025, stock-based compensation expense for these RSUs was approximately $1.4 million and $1.1 million, respectively, with an associated tax benefit of $0.4 million and $0.3 million, respectively. At June 30, 2026, unrecognized compensation expense related to RSUs totaled approximately $9.0 million and is expected to be recognized over a remaining term of approximately 2.7 years.

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

The Amended PSU Agreement constitutes a reissuance of 2023 PSUs granted under the original PSU Agreement and is otherwise substantially similar to those in the original PSU Agreement for the 2023 PSUs approved by the Compensation Committee.

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

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	3,269,846	$2.64
Granted	1,227,238	2.56
Forfeited	(4,701)	20.66
Balance at June 30, 2026	4,492,383	$2.60

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the six months ended June 30, 2026 and 2025, was approximately $1.5 million and $1.7 million, respectively, with an associated tax benefit of approximately $0.4 million and $0.4 million, respectively. For the three months ended June 30, 2026 and 2025, stock-based compensation expense for these PSUs was approximately $0.9 million and $1.0 million, respectively, with an associated tax benefit of $0.2 million and $0.2 million, respectively. At June 30, 2026, unrecognized compensation expense related to PSUs totaled approximately $6.1 million and is expected to be recognized over a remaining term of approximately 2.09 years.

Stock Option Awards

During the six months ended June 30, 2026, there were changes in stock options as shown in the following table.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in thousands)
Outstanding Options at December 31, 2025	345,227	$7.52	3.80	$632
Exercised	(24,891)	8.31	—	210
Outstanding Options at June 30, 2026	320,336	$7.46	3.31	$4,131

As of June 30, 2026, 320,336 stock options were exercisable with a weighted average exercise price of $7.46 per share, an average contractual life of 3.31 years, and a total intrinsic value of approximately $4.1 million.

There was no stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was no unrecognized compensation expense related to stock options.

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

Stock-based payments are subject to service based vesting requirements and expense was recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the six months ended June 30, 2026 and 2025.

15. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the six months ended June 30, 2026 and 2025, we recognized expense related to matching contributions of $0.7 million and $0.6 million, respectively. For the three months ended June 30, 2026 and 2025, we recognized expense related to matching contributions of $0.3 million and $0.2 million, respectively.

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

2026

	HFS - South	WHS	Government	All Other		Total
For the six months ended June 30, 2026
Revenue	$65,696	$59,948	$26,938	$5,654	(a)	$158,236
Less: Adjusted Cost of Sales (b)
Labor costs	$19,327	$7,373	$5,383	$2,360		$34,443
Outside services	169	248	2	—		419
Community operating costs	26,267	11,785	8,968	3,130		50,150
Costs of construction	7	6,902	—	—		6,909
Repairs and maintenance	2,960	1,043	1,088	216		5,307
Other costs	1,206	3,897	146	86		5,335
Adjusted gross profit	$15,760	$28,700	$11,351	$(138)		$55,673
Depreciation of specialty rental assets	$8,276	$12,740	$10,248	$1,729		$32,993
Capital expenditures (c)	$3,861	$172,093	$111	$99
Total Assets	$158,563	$282,538	$89,631	$19,195		$549,927

For the three months ended June 30, 2026
Revenue	$32,639	$36,328	$13,495	$2,993	(a)	$85,455
Less: Adjusted Cost of Sales (b)
Labor costs	9,374	4,960	2,688	1,225		18,247
Outside services	86	203	1	—		290
Community operating costs	13,422	8,375	3,787	1,560		27,144
Costs of construction	—	398	—	—		398
Repairs and maintenance	1,748	633	540	131		3,052
Other costs	652	2,324	83	50		3,109
Adjusted gross profit	$7,357	$19,435	$6,396	$27		$33,215
Depreciation of specialty rental assets	$4,000	$8,704	$3,852	$862		$17,418
Capital expenditures (c)	$2,644	$128,333	$48	$79

2025

	HFS - South	WHS	Government	All Other		Total
For the six months ended June 30, 2025
Revenue	$72,234	$20,245	$33,204	$5,820	(a)	$131,503
Less: Adjusted Cost of Sales (b)
Labor costs	$20,111	$215	$3,761	$2,370		$26,457
Outside services	249	34	73	—		356
Community operating costs	26,291	218	9,502	2,878		38,889
Costs of construction	4	14,777	—	—		14,781
Repairs and maintenance	2,908	19	1,600	241		4,768
Other costs	1,091	26	170	73		1,360
Adjusted gross profit	$21,580	$4,956	$18,098	$258		$44,892
Depreciation of specialty rental assets	$8,933	$743	$15,835	$1,745		$27,256
Capital expenditures (c)	$4,234	$15,760	$6,885	$19
Total Assets (as of December 31, 2025)	$165,406	$63,934	$157,460	$21,100		$407,900

For the three months ended June 30, 2025
Revenue	$36,166	$15,042	$7,487	$2,911	(a)	$61,606
Less: Adjusted Cost of Sales (b)
Labor costs	10,332	133	2,321	1,269		14,055
Outside services	166	20	4	—		190
Community operating costs	13,187	135	5,158	1,367		19,847
Costs of construction	4	11,033	—	—		11,037
Repairs and maintenance	1,439	14	1,005	135		2,593
Other costs	491	20	79	38		628
Adjusted Gross Profit	$10,547	$3,687	$(1,080)	$102		$13,256
Depreciation of specialty rental assets	$4,441	$372	$7,904	$867		$13,584
Capital expenditures (c)	$1,581	$113	$4,287	$1
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs. Other costs includes transportation and travel expenses, including the cost of relocating community assets.
(c)	The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in the segment information. Such unallocated corporate capital expenditure amounts for the six months ended June 30, 2026 and 2025, were approximately $1.2 million and $0.3 million, respectively. Such unallocated corporate capital expenditure amounts for the three months ended June 30, 2026 and 2025 were approximately $0.8 million and less than $0.1 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated loss before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Total reportable segment adjusted gross profit	$33,188	$13,154	$55,811	$44,634
Other adjusted gross profit	27	102	(138)	258
Depreciation and amortization	(21,538)	(17,666)	(41,134)	(35,311)
Selling, general, and administrative expenses	(18,753)	(12,664)	(33,310)	(27,469)
Other income (expense), net	(420)	156	(3,048)	(106)
Loss on extinguishment of debt	—	—	—	(2,370)
Interest expense, net	(1,012)	(937)	(1,904)	(5,266)
Consolidated loss before income taxes	$(8,508)	$(17,855)	$(23,723)	$(25,630)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	June 30, 2026	December 31, 2025
Total reportable segment assets	$530,732	$386,800
Other assets (d)	21,143	22,398
Other unallocated amounts	102,315	121,007
Total Assets	$654,190	$530,205
(d)	Other assets in the table above includes unallocated corporate assets of approximately $1.9 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively.

Other unallocated assets consist of the following as reported (except as otherwise indicated below) in the consolidated balance sheets of the Company as of the dates indicated below:

	June 30, 2026	December 31, 2025
Total current assets	$63,870	$73,338
Other intangible assets, net	32,601	39,332
Operating lease right-of-use assets, net	3,506	6,544
Deferred financing costs revolver, net	2,127	1,793
Other non-current assets (e)	211	—
Total other unallocated amounts of assets	$102,315	$121,007

(e)	Other non-current assets in the table above excludes allocated deposits for specialty rental assets of approximately $34.1 million and $0 as of June 30, 2026 and December 31, 2025, respectively, all of which is allocated to the WHS segment as a component of WHS Total Assets and is included in the Total reportable segment assets above. Refer to Note 6 for discussion of deposits for specialty rental assets.

17. Subsequent Events

On July 6, 2026, the Company entered into a lease agreement for approximately 52,234 rentable square feet of office space in Texas. The lease has an initial term of 102 months and includes a tenant improvement allowance of approximately $3.9 million. Aggregate fixed base rent over the initial lease term is approximately $14.2 million, excluding operating expenses, parking fees, taxes, and other variable payments. The Company will account for the lease in accordance with ASC 842 upon lease commencement.

As previously reported in our Current Report on Form 8-K filed with the SEC on July 27, 2026, on July 24, 2026 (the “Closing Date”), Arrow Bidco and certain other subsidiaries of the Company entered into an ABL credit agreement, dated as of July 24, 2026, that provides for new senior secured asset-based revolving credit facility (the "New ABL Facility") with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as Administrative Agent, providing aggregate revolving commitments of up to $660 million, subject to borrowing base availability. The New ABL Facility replaced the Company's existing $175 million asset-based ABL Facility described in Note 8, which was terminated concurrently with the closing of the New ABL Facility.  On the Closing Date, Arrow Bidco borrowed $65.7 million to (a) repay in full all outstanding borrowings under the Company’s ABL Facility, which was subsequently terminated, and (b) pay fees and expenses related to the New ABL Facility. The New ABL Facility matures five years after the Closing Date.

Capitalized terms used but not defined in this Note 17, Subsequent Events shall have the meanings ascribed to such terms in the New ABL Facility.

Borrowings under the New ABL Facility, at the Borrowers’ option, bear interest at either (1) the Adjusted Term SOFR Rate or (2) Adjusted Daily Simple SOFR or (3) the Alternate Base Rate, in each case, plus an applicable margin. The applicable margin initially set at 2.50% for Term Benchmark and RFR borrowings, and 1.50% for Alternate Base Rate borrowings.  Following the first full fiscal quarter after the Closing Date, pricing will vary based on Arrow Bidco’s Total Leverage Ratio, with applicable margins ranging from 2.25% to 3.00% for Term Benchmark and RFR borrowings and from 1.25% to 2.00% for Alternate Base Rate borrowings.

The New ABL Facility provides borrowing availability equal to the lesser of (i) the Aggregate Revolving Commitment and (ii) the Borrowing Base (the “Line Cap”).

The Borrowing Base is, at any time of determination, an amount (net of Reserves) equal to the sum of:

●	85% of the net book value of the Borrowers’ and the ABL Guarantors’ (collectively, the “Loan Parties”) eligible accounts receivable; plus
●	85% of the net book value of the Loan Parties’ eligible unbilled accounts receivable (subject to a cap of 5% of total eligible accounts receivable included in the Borrowing Base); plus
●	the lesser of (i) 95% of the net book value of the Loan Parties’ eligible rental equipment and (ii) 80% multiplied by the monthly net orderly liquidation value – in place multiplied by the net book value of the Loan Parties’ eligible rental equipment; plus
●	25% of the net book value of the Loan Parties’ idle rental equipment (subject to a cap of 7.5% of the total Borrowing Base); plus
●	100% of Qualified Cash (subject to a cap of 10% of the total Borrowing Base); minus
●	Reserves.

Proceeds of the New ABL Facility can be used to finance the working capital needs and for general corporate purposes of Arrow Bidco and its Restricted Subsidiaries in the ordinary course of business, including Capital Expenditures, and for any other purpose not prohibited by the New ABL Facility. The New ABL Facility also includes borrowing capacity available for letters of credit of up to $100 million and for swingline loan borrowings of up to $50 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the New ABL Facility.

In addition, the New ABL Facility provides the Borrowers with the option to increase commitments under the New ABL Facility in an aggregate amount such that total commitments do not exceed $850 million, subject to certain conditions.

The obligations of the Borrowers under the New ABL Facility and certain of their obligations under hedging arrangements and cash management arrangements are guaranteed by the Company and each Material Subsidiary that is not an Excluded Subsidiary (together with the Company, the “ABL Guarantors”). The New ABL Facility is secured by a first priority security interest in substantially all of the assets of the Borrowers and the ABL Guarantors, including a pledge of the equity interests of their respective subsidiaries (in each case, subject to customary exceptions and limitations set forth in the Collateral Documents).

The New ABL Facility requires the Borrowers to maintain (i) a minimum fixed charge coverage ratio of 2.50:1.00, (ii) a maximum first lien secured leverage ratio of 3.00:1.00 (stepping down to 2.50:1.00 commencing with the fiscal quarter ending September 30, 2028) and (iii) a maximum total leverage ratio of 4.00:1.00, in each case calculated in accordance with the definitions and methodologies set forth in the New ABL Facility and tested as of the last day of each fiscal quarter commencing with the first full fiscal quarter ending after the Closing Date.

The New ABL Facility also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of the Borrowers, their restricted subsidiaries, and where applicable, the Company, to:

•	incur additional indebtedness and issue guarantees;
•	incur liens on assets;
•	engage in mergers, consolidations or fundamental changes;
•	sell or dispose of assets;
•	pay dividends, distributions or make other restricted payments and make certain payments of indebtedness;
•	make investments, loans, advances, guarantees and acquisitions;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions;
•	enter into swap agreements;
•	enter into certain restrictive agreements;
•	amend material documents, including organizational documents and master lease documents;
•	create or acquire additional subsidiaries;
•	change the conduct of its business; and
•	enter into supply chain financing arrangements and off-balance sheet financing.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, restricted payments, and prepayments of indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions (including, in certain cases, satisfaction of “Payment Conditions” requiring minimum excess availability of the greater of 15% of the Line Cap and $40 million, pro forma compliance with financial covenants, and the absence of any default or event of default) and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The New ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default.In connection with the closing of the New ABL Facility, the Company incurred approximately $12.2 million of debt issuance costs. These costs are expected to be capitalized as deferred financing costs and amortized to interest expense over the contractual term of the New ABL Facility using a method consistent with the Company's accounting treatment of deferred financing costs associated with the ABL Facility. In addition, the Company expects to recognize during the third quarter of 2026 a write-off of the portion of the unamortized deferred financing costs associated with the ABL Facility for lenders that did not participate in the New ABL Facility.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS-South, WHS and Government segments;

●	our ability to execute, expand, and manage WHS projects supporting critical mineral development, power generation, and data center infrastructure projects, including risks related to construction execution, permitting, labor availability, and timely completion of community buildouts;

●	our ability to achieve margin improvement through the effective servicing of contracts in our WHS segment;

●	effective management, utilization, and performance, of our communities (including workforce hubs);

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions, including natural resources, critical minerals, and data center/AI infrastructure;

●	changes in customer capital spending, project schedules, or end-user demand that may result in delays, non-renewals, or cancellations of contracts, including the contract that is terminable for convenience in the Government segment;

●	our reliance on third party manufacturers, suppliers, and service providers;

●	our ability to attract and retain key personnel and maintain workforce availability for specialized hospitality and construction operations;

●	increases in raw material, food, labor, or other operating costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance coverage;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations, including those applicable to government contracts;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global, national, or local economic and political developments, including any changes in policy under the current or any future U.S. presidential administrations;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	cybersecurity threats, incidents, or failures of our management information systems; and

●	risks related to our liquidity, access to capital markets, and obligations under existing or future debt agreements, including compliance with financial covenants.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental modular accommodations and full-service value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of June 30, 2026, our network included 29 communities, to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

During the first half of 2026, the Company entered into four significant workforce accommodations and hospitality services contracts supporting AI infrastructure development and power generation projects. Collectively, these agreements are expected to generate more than $1.4 billion of contracted revenue and support approximately 9,000 individuals over contractual terms ranging from 26 to approximately 60 months. The contracts include the West Texas Power Community, Pecos Power Community, Data Center Hub, and AI Infrastructure Community projects (each as defined in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026), each of which began generating revenue during the six months ended June 30, 2026, and is reported within the Company's WHS segment. The projects utilize a combination of existing infrastructure and newly deployed assets and are expected to require significant capital investment (as outlined in the Capital Expenditures Requirements section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations), while providing long-term revenue visibility and positioning the Company to benefit from continued growth in AI infrastructure and power generation development.

The Company generated cash flows from operations for the six months ended June 30, 2026 of approximately $111.0 million compared to approximately $15.0 million for the six months ended June 30, 2025, representing an increase in cash flows from operations of approximately $96 million or 640% attributable to an increase in cash collections, which in turn was driven by a significant increase in advanced payments from customers associated with several new WHS segment contracts for community builds that are being recognized as revenue over the related contract periods, an $11.2 million decrease in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025, and a decrease in cash paid for income taxes, partially offset by an increase in cash paid for operating expenses and payroll (led by growth in the WHS segment), and a decrease in interest income.

For the three months ended June 30, 2026, other key drivers of financial performance included:

●	Increased revenue of $23.8 million, or 39% compared to the same period in 2025, driven by increased revenue from the WHS segment, and partially driven by reactivation of community assets in the Government segment on March 5, 2025 to service the DIPC Contract (as defined in the 2025 Form 10-K). These increases were partially offset by lower revenue generated from the HFS-South segment led by lower utilization.
●	Generated a net loss of approximately ($9) million for the three months ended June 30, 2026 as compared to net loss of approximately ($14.9) million for the three months ended June 30, 2025, an improvement of approximately $5.9 million, primarily attributable to the revenue increase discussed above, partially offset by an increase in service, specialty rental, and depreciation of specialty rental asset costs led by growth in the WHS segment and partially driven by reactivation of community assets in the Government segment on March 5, 2025 to service the DIPC Contract, an increase in selling, general and administrative expenses (led by an increase in compensation and benefits costs, professional fees, and transaction expenses), an increase in income tax expense, and an increase in other expense, net led by community pre-opening costs in the WHS segment.
●	Generated consolidated Adjusted EBITDA of $18.2 million representing an increase of $14.7 million, or 420% as compared to the same period in 2025, driven primarily by the increase in revenue as noted above, partially offset by an increase in operating expenses comprised of an increase in services and specialty rental costs led by growth in the WHS segment, and an increase in compensation and benefits and professional fees in selling, general and administrative expenses.

Adjusted EBITDA is a non-GAAP measure. The GAAP measure most comparable to Adjusted EBITDA is Net Income (Loss). Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Outlook

We expect margins to continue to improve as the Company progresses towards the end of 2026, driven primarily by growth in the WHS segment. This improvement is expected to result from the ramp-up of communities under recently executed WHS contracts, namely those associated with the West Texas Power Community, the Pecos Power Community, the Data Center Hub contract, and the AI Infrastructure Community project contract, including those discussed in our 2025 Form 10-K. These expectations are supported by the contract terms, planned community development and ramp-up timelines, and the Company’s internal analysis of the anticipated 2026 revenue mix, as summarized above and in the 2025 Form 10-K. However, we cannot assure you that margin improvement will be achieved, as it depends on the effective execution, ramp-up timing, and servicing of these contracts.

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

Our WHS segment includes construction and hospitality services provided to a community in Winnemucca, Nevada where there are insufficient housing and infrastructure solutions supporting the critical mineral supply chain.  The WHS segment also includes specialty rental and hospitality services provided to communities in the Southwestern United States, including Texas, where there is also insufficient housing and infrastructure solutions supporting the development of power generation and data center infrastructure projects.  Our communities provide our customers with a strategic competitive advantage in attracting and retaining a highly skilled workforce to support their objectives in areas of critical mineral development, power generation, and the building of data centers in remote locations.  Demand for our services in this segment is dependent on capital spending supporting the critical mineral supply chain, such as lithium mining, as well as capital spending on the development of power generation and data centers in remote locations.

Our Government segment includes the DIPC community in Dilley, Texas supporting critical U.S. government efforts, delivering essential services and accommodations near the southern U.S. border where there is insufficient housing and infrastructure solutions to appropriately address immigration-related program needs.

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

Supply and Demand for Natural Resources, Mining, Energy Demand, and Infrastructure

Demand for our services is influenced by broader trends in natural resource development, mining activity, energy demand, and the availability of supporting infrastructure in the regions where our customers operate. Although we are not directly exposed to commodity price movements, customer capital spending and workforce deployment are closely tied to commodity supply-demand dynamics across natural resources, including lithium, and data center and energy infrastructure. As these industries expand or contract, the size and duration of customer workforces—particularly in remote areas—impact our occupancy levels and utilization rates.

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

The timing and visibility of future demand may be affected by commodity price volatility, permitting timelines, energy availability, and regional infrastructure constraints, all of which influence the pace of customer investment and workforce mobilization in natural resources, mining, and emerging data center and energy-related projects.

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

As discussed in Note 17 of the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q, subsequent to June 30, 2026, the Company entered into the New ABL Facility, which replaced the ABL Facility and provides aggregate revolving commitments of up to $660 million, together with an accordion feature of up to $190 million, subject to customary conditions and lender commitments. Additional information regarding the New ABL Facility is included in Note 17 of the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 62% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 38% of revenues were earned through leasing of lodging facilities (30)% and construction fee income (8)% for the six months ended June 30, 2026. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into a multi-year construction and services agreement (the “Workforce Housing Contract”) to provide construction of workforce housing (the “Workforce Hub”), comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project”) and a North American critical minerals supply chain.  The all-inclusive Workforce Hub is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries. As of June 30, 2026, construction of the Workforce Hub was substantially complete, and during the six months ended June 30, 2026, revenue under this contract was split nearly evenly between construction services and services income, with construction services representing approximately 51% of revenue on this Workforce Housing Contract.

Upon completion of the construction phase, the Workforce Hub will be capable of supporting a population of approximately 2,000 individuals. In addition to constructing the Workforce Hub, the Company is also providing turnkey operational support, including culinary services, facilities management, and other support services, which generated services revenue during the six months ended June 30, 2026 for the completed portions of the Workforce Hub. The Workforce Housing Contract has an initial term through 2027 with first occupancy that began in September 2025.  During the construction phase, the Company is recognizing construction fee income revenue under the percentage of completion method as costs are incurred, as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

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

WHS

The WHS segment includes one community in Winnemucca, Nevada to establish a new regional workforce hub network capacity for lithium and related critical mineral development as well as the Workforce Housing Contract for construction of workforce housing and delivery of comprehensive hospitality and facility services. The WHS segment also includes the Data Center Community Contract to construct and provide comprehensive facility services and hospitality solutions supporting the Data Center Community. The WHS segment also includes the West Texas Power Community, the Pecos Power Community, and the Power Community, and will include the communities associated with the Data Center Hub Contract, and the AI Infrastructure Contract.

Government

The Government segment includes facilities and operations of the DIPC provided under the previous STFRC Contract, which was terminated effective August 9, 2024, but was reactivated under the DIPC Contract effective March 5, 2025.

Additionally, this segment included the facilities and operations provided under a lease and services agreement known as the PCC contract with our non-profit partner (the “PCC Contract”). This arrangement was supported by a U.S. government contract to provide a suite of comprehensive service offerings in support of their aid efforts. The PCC Contract was terminated effective February 21, 2025. The related assets associated with the PCC Contract were re-deployed or are in process of being re-deployed to support growth in the WHS segment.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

WHS Segment

The Company originated the Workforce Housing Contract in February 2025. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $177.4 million of revenue over its initial term, with approximately $113.2 million of committed minimum revenue. Revenue realized during 2025 and early 2026 on the Workforce Housing Contract was largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. The Workforce Housing Contract generated approximately $2.9 million and $14.4 million of construction fee income for the three months ended June 30, 2026 and 2025, respectively, and approximately $12.6 million and $19.2 million of construction fee income for the six months ended June 30, 2026 and 2025, respectively. As the construction phase of the Workforce Housing Contract was substantially complete as of June 30, 2026, lower-margin construction fee income represented a significantly smaller portion of segment revenue in 2026 compared to 2025, while higher-margin hospitality service revenue under the Workforce Housing Contract and higher-margin hospitality services revenue and specialty rental income from other WHS contracts represented a larger share of revenue in 2026 compared to 2025. In addition, several newer WHS contracts were more fully ramped up during the current period. Accordingly, the combination of (i) the predominance of lower-margin construction fee income under the Workforce Housing Contract during the prior period, and (ii) the increased contribution from higher-margin services and specialty rental income in the current period, resulted in higher adjusted gross profit margins for the three months ended June 30, 2026 compared to the same period in the prior year, and limits comparability between periods.  As previously discussed, as the WHS contracts continue to ramp up, we anticipate continued margin expansion. However, we cannot assure you that margin improvement will be achieved, as it depends on the effective execution, ramp-up timing, and servicing of these contracts.

Government Segment

As discussed in the 2025 Form 10-K, the PCC Contract was terminated effective February 21, 2025. The PCC Contract generated total revenue of $0 and $24.1 million for the six months ended June 30, 2026 and 2025, respectively, with no revenue generated during the three months ended June 30, 2026 and 2025. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. No further revenue is expected from the PCC Contract.  In addition to the decline in revenue, the termination of the PCC Contract removed a significant source of historically high-margin revenue from our results.

As discussed in the 2025 Form 10-K, the assets associated with the STFRC Contract, which terminated on August 9, 2024, were reactivated under the DIPC Contract effective March 5, 2025. The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp-up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp-up period. The ramp-up period was completed as scheduled in September 2025 with the maximum fixed minimum revenue amount now being recognized as of June 30, 2026. The DIPC Contract generated total revenue of approximately $13.5 million and $7.5 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $26.9 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended June 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
Services income	$51,828	$40,467	$11,361	28%
Specialty rental income	30,757	6,716	24,041	358%
Construction fee income	2,870	14,423	(11,553)	(80)%
Total revenue	85,455	61,606	23,849	39%
Costs:
Services and construction costs	47,583	45,561	2,022	4%
Specialty rental	4,657	2,789	1,868	67%
Depreciation of specialty rental assets	17,418	13,584	3,834	28%
Gross Profit	15,797	(328)	16,125	(4,916)%
Selling, general and administrative	18,753	12,664	6,089	48%
Other depreciation and amortization	4,120	4,082	38	1%
Other expense (income), net	420	(156)	576	(369)%
Operating loss	(7,496)	(16,918)	9,422	(56)%
Interest expense, net	1,012	937	75	8%
Loss before income tax	(8,508)	(17,855)	9,347	(52)%
Income tax expense (benefit)	473	(2,937)	3,410	(116)%
Net loss	(8,981)	(14,918)	5,937	(40)%
Less: Net income attributable to the noncontrolling interest	54	13	41	315%
Net loss attributable to Target Hospitality Corp. common stockholders	$(9,035)	$(14,931)	$5,896	(39)%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Total Revenue. Total revenue was $85.5 million for the three months ended June 30, 2026 and consisted of $51.8 million of services income, $30.8 million of specialty rental income and $2.9 million of construction fee income. Total revenue for the three months ended June 30, 2025 was $61.6 million, which consisted of $40.5 million of services income, $6.7 million of specialty rental income, and $14.4 million of construction fee income.

Services Income

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry services.

The main driver of the increase in services income revenue was higher revenue in the WHS segment led by the new contracts entered into since June 30, 2025 and partially due to the reactivation and ramp-up of assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Specialty Rental Income

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases.

Specialty rental income increased primarily due to growth in the WHS segment, and partially due to the reactivation and ramp-up of assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Construction Fee Income

The decrease in construction fee income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, was driven solely by the construction related activities for the Workforce Housing Contract within the WHS segment substantially concluding as of December 31, 2025.

Margin Considerations

The termination of the PCC Contract in the Government segment resulted in the loss of a significant source of historically high-margin revenue. Nevertheless, consolidated margins improved during the three months ended June 30, 2026, compared to the prior-year period, primarily due to changes in revenue mix within the WHS segment. As the construction phase of the Workforce Housing Contract became substantially complete, lower-margin construction fee income represented a smaller portion of WHS revenue, while higher-margin hospitality services revenue generated under the Workforce Housing Contract represented a larger share of segment revenue. In addition, several newer WHS contracts were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income within the WHS segment. Accordingly, the favorable shift in revenue mix more than offset the loss of the PCC Contract's historically high-margin revenue and contributed to improved consolidated margins compared to the prior-year period.

Cost of services and construction. Cost of services and construction were $47.6 million for the three months ended June 30, 2026 as compared to $45.6 million for the three months ended June 30, 2025. The increase in services costs is primarily due to an increase in costs of approximately $3.7 million in the WHS segment led by an increase in service costs from the ramp-up of communities associated with new WHS contracts, partially offset by a decrease in construction costs associated with the wind down of the construction phase associated with the Workforce Housing Contract. This net increase was partially offset by costs associated with the Government segment decreasing by ($1.4) million between periods largely due to the termination of the PCC Contract.

Specialty rental costs. Specialty rental costs were $4.7 million for the three months ended June 30, 2026 as compared to $2.8 million for the three months ended June 30, 2025. The increase in specialty rental costs was primarily due to the growth of the WHS segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $17.4 million for the three months ended June 30, 2026 as compared to $13.6 million for the three months ended June 30, 2025. The increase in depreciation expense is primarily attributable to an increase in depreciation expense for specialty rental assets driven by growth in the

WHS Segment leading to an increase of $8.3 million between periods, partially offset by a decrease in depreciation expense of approximately $(4.1) million associated with Government segment specialty rental assets driven by the termination of the PCC Contract on February 21, 2025, and a decrease of approximately $0.4 million in the HFS-South segment associated with certain assets becoming fully depreciated since the prior period.

Selling, general and administrative. Selling, general and administrative was $18.8 million for the three months ended June 30, 2026 as compared to $12.7 million for the three months ended June 30, 2025. The increase in selling, general and administrative expense from the prior period was primarily driven by an increase of $3.3 million in compensation and benefits costs between periods led by an increase in the short-term incentive bonus plan expense, reflecting new contract wins during 2026, which drove up the estimated payout based on the Company’s continued strong execution on strategic growth initiatives.  The remaining increase was driven by an increase in professional fees of approximately $0.6 million, an increase in transaction fee expense of approximately $0.4 million associated with the secondary public offerings completed by the Selling Stockholders during the second quarter of 2026, as discussed in Note 13 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q, an increase in stock compensation expense of approximately $0.2 million led by new awards being granted, an increase in recruiting fees of approximately $0.3 million, an increase in system implementation costs of approximately $0.2 million, an increase in travel expenses of approximately $0.2 million, an increase in bad debt expense of approximately $0.1 million, and an increase in other corporate expenses.

Other depreciation and amortization. Other depreciation and amortization expense was $4.1 million for the three months ended June 30, 2026 and approximated the prior period amount of $4.1 million for the three months ended June 30, 2025.

Other expense (income), net. Other expense (income), net was $0.4 million for the three months ended June 30, 2026 compared to less than $(0.2) million for the three months ended June 30, 2025. The change in other expense (income), net was primarily driven by an increase in community pre-opening costs of $0.6 million associated with ramp-up activities for community expansions and new customer contracts in the WHS segment. The WHS segment has experienced increased community expansion and new contract activity during the period. Community pre-opening costs primarily relate to certain operating costs incurred prior to a community becoming fully operational.

Interest expense, net. Interest expense, net was $1.0 million for the three months ended June 30, 2026 as compared to $0.9 million for the three months ended June 30, 2025.

Income tax expense (benefit). Income tax expense (benefit) was $0.5 million for the three months ended June 30, 2026 as compared to $(2.9) million for the three months ended June 30, 2025. The change in income tax expense (benefit) is primarily attributable to the increase in income before taxes for the three months ended June 30, 2026 led by growth in the WHS segment as previously discussed.

Consolidated Results of Operations for the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Six Months Ended		Amount of	Percentage Change
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
Services income	$98,339	$90,574	$7,765	9%
Specialty rental income	47,333	21,711	25,622	118%
Construction fee income	12,564	19,218	(6,654)	(35)%
Total revenue	158,236	131,503	26,733	20%
Costs:
Services and construction costs	94,321	81,329	12,992	16%
Specialty rental	8,242	5,282	2,960	56%
Depreciation of specialty rental assets	32,993	27,256	5,737	21%
Gross Profit	22,680	17,636	5,044	29%
Selling, general and administrative	33,310	27,469	5,841	21%
Other depreciation and amortization	8,141	8,055	86	1%
Other expense, net	3,048	106	2,942	2775%
Operating loss	(21,819)	(17,994)	(3,825)	21%
Loss on extinguishment of debt	—	2,370	(2,370)	(100)%
Interest expense, net	1,904	5,266	(3,362)	(64)%
Loss before income tax	(23,723)	(25,630)	1,907	(7)%
Income tax benefit	(1,780)	(4,253)	2,473	(58)%
Net loss	(21,943)	(21,377)	(566)	3%
Less: Net income attributable to the noncontrolling interest	11	15	(4)	(27)%
Net loss attributable to Target Hospitality Corp. common stockholders	$(21,954)	$(21,392)	$(562)	3%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Total Revenue. Total revenue was $158.2 million for the six months ended June 30, 2026 and consisted of $98.3 million of services income, $47.3 million of specialty rental income and $12.6 million of construction fee income. Total revenue for the six months ended June 30, 2025 was $131.5 million, which consisted of $90.6 million of services income, $21.7 million of specialty rental income, and $19.2 million of construction fee income.

Services Income

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry services.

The main driver of the increase in services income revenue was due to the growth in the WHS segment, and partially by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Specialty Rental Income

Specialty rental income consists primarily of revenues from leasing rooms and other facilities at certain communities that include contractual arrangements with customers that are considered leases under the authoritative accounting guidance for leases.

Specialty rental income increased primarily due to growth in the WHS segment, and partially due to the reactivation and ramp-up of assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March

2025 as previously discussed. This increase was partially offset by a decrease in the Government segment led by the termination of the PCC Contract.

Construction Fee Income

The decrease in construction fee income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, was driven solely by the construction related activities for the Workforce Housing Contract within the WHS segment substantially concluded as of December 31, 2025.

Margin Considerations

The termination of the PCC Contract in the Government segment resulted in the loss of a significant source of historically high-margin revenue; however, consolidated margins improved during the six months ended June 30, 2026, compared to the prior-year period, primarily due to changes in revenue mix within the WHS segment. As the construction phase of the Workforce Housing Contract became substantially complete, lower-margin construction fee income represented a smaller portion of WHS revenue, while higher-margin hospitality services revenue generated under the Workforce Housing Contract represented a larger share of segment revenue. In addition, several newer WHS contracts were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income within the WHS segment. Accordingly, the favorable shift in revenue mix more than offset the loss of the PCC Contract's historically high-margin revenue and contributed to improved consolidated margins compared to the prior-year period.

Cost of services and construction. Cost of services and construction were $94.3 million for the six months ended June 30, 2026 as compared to $81.3 million for the six months ended June 30, 2025. The increase in services costs is primarily due to an increase in costs of approximately $13.4 million in the WHS segment led by an increase in service costs from the ramp-up of communities associated with new WHS contracts, partially offset by a decrease in construction costs associated with the wind down of the construction phase associated with the Workforce Housing Contract. Additionally, costs associated with the Government segment driven by the reactivation of assets associated with the DIPC Contract increased by approximately $0.2 million. These cost increases were partially offset by cost decreases in the HFS-South segment by approximately $(0.8) million led by lower community operating costs driven by lower occupancy.

Specialty rental costs. Specialty rental costs were $8.2 million for the six months ended June 30, 2026 as compared to $5.3 million for the six months ended June 30, 2025. The increase is largely due to the growth in the WHS segment, and partially due to the reactivation and ramp-up of assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $33.0 million for the six months ended June 30, 2026 as compared to $27.3 million for the six months ended June 30, 2025. The increase in depreciation expense is primarily attributable to an increase in depreciation expense for specialty rental assets driven by growth in the WHS Segment leading to an increase of approximately $12 million between periods, partially offset by a decrease in depreciation expense of approximately $(5.6) million associated with Government segment specialty rental assets driven by the termination of the PCC Contract on February 21, 2025, and a decrease of approximately $0.7 million in the HFS-South segment associated with certain assets becoming fully depreciated since the prior period.

Selling, general and administrative. Selling, general and administrative was $33.3 million for the six months ended June 30, 2026 as compared to $27.5 million for the six months ended June 30, 2025. The increase in selling, general and administrative expense is primarily driven by an increase of approximately $5.4 million in compensation and benefits costs led by an increase in the short-term incentive plan bonus expense, reflecting new contract wins during 2026, which drove up the estimated payout based on the Company’s continued strong execution on strategic growth initiatives. The remaining increase was driven by an increase in professional fees of approximately $0.4 million, an increase in stock compensation expense of approximately $0.2 million led by new awards being granted, an increase in recruiting fees of approximately $0.5 million, an increase in system implementation costs of approximately $0.2 million, an increase in travel expenses of approximately $0.3 million, an increase in bad debt expense of approximately $0.2 million, and an increase in other corporate expenses. This increase was partially offset by a decrease in transaction fees expense by approximately $2.1 million driven primarily by the prior period including legal, advisory, and audit fees associated with debt related transaction activity related to the 2025 Senior Secured Notes that were paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the evaluation of the Arrow Proposal in 2024 (as defined in the 2025 Form 10-K).

Other depreciation and amortization. Other depreciation and amortization expense was $8.1 million for the six months ended June 30, 2026 and approximated the prior period amount of $8.1 million for the six months ended June 30, 2025.

Other expense, net. Other expense, net was $3.0 million for the for the six months ended June 30, 2026 compared to less than $0.1 million for the six months ended June 30, 2025. The change in other expense, net was primarily driven by an increase in community pre-opening costs of approximately $2.3 million associated with ramp-up activities for community expansions and new customer contracts in the WHS segment. The WHS segment has experienced increased community expansion and new contract activity during the period.  Community pre-opening costs primarily relate to certain operating costs incurred prior to a community becoming fully operational. The remaining increase in other expense, net was primarily attributable to a loss on the disposal of assets in the All Other category of operating segments during the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $0 for the six months ended June 30, 2026 as compared to $2.4 million for the six months ended June 30, 2025. The decrease in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025 with no such transaction activity during the six months ended June 30, 2026.

Interest expense, net. Interest expense, net was $1.9 million for the six months ended June 30, 2026 as compared to $5.3 million for the six months ended June 30, 2025. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by a decrease in interest income earned on cash equivalents.

Income tax benefit. Income tax benefit was $(1.8) million for the six months ended June 30, 2026 as compared to $(4.3) million for the six months ended June 30, 2025. The change in income tax benefit is primarily attributable to the increase in income before taxes for the six months ended June 30, 2026 led by growth in the WHS segment as previously discussed.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended June 30, 2026 and 2025 ($ in thousands, except for Average Daily Rate amounts).

				Percentage
	For the Three Months Ended June 30,		Amount of Increase	Change Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
HFS - South	$32,639	$36,166	$(3,527)	(10)%
WHS	36,328	15,042	21,286	142%
Government	13,495	7,487	6,008	80%
All Other	2,993	2,911	82	3%
Total Revenues	$85,455	$61,606	$23,849	39%

Adjusted Gross Profit
HFS - South	$7,357	$10,547	$(3,190)	(30)%
WHS	19,435	3,687	15,748	427%
Government	6,396	(1,080)	7,476	(692)%
All Other	27	102	(75)	(74)%
Total Adjusted Gross Profit	$33,215	$13,256	$19,959	151%

Average Daily Rate
HFS - South	$72.36	$69.62	$2.73

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

HFS – South

Revenue for the HFS – South segment was $32.6 million for the three months ended June 30, 2026, as compared to $36.2 million for the three months ended June 30, 2025.

Adjusted gross profit for the HFS – South segment was $7.4 million for the three months ended June 30, 2026, as compared to $10.5 million for the three months ended June 30, 2025.

The decrease in revenue of approximately ($3.6) million was attributable to a decrease in utilization.

The decrease in adjusted gross profit of approximately ($3.1) million was primarily attributable to the decrease in revenue noted above, partially offset by a decrease in operational costs led by a decrease in community operating costs from lower occupancy.

WHS

Revenue for the WHS segment was $36.3 million for the three months ended June 30, 2026, as compared to $15.0 million for the three months ended June 30, 2025.

Adjusted gross profit for the WHS segment was $19.4 million for the three months ended June 30, 2026, as compared to $3.7 million for the three months ended June 30, 2025.

The increase in revenue of approximately $21.3 million was primarily driven by revenue generated from new contract awards since June 30, 2025, as previously discussed within this Form 10-Q and as discussed in the 2025 Form 10-K and Form 10-Q for the quarter ended March 31, 2026. The increase was also attributable to continued progression of the Workforce Housing Contract originated in February 2025 from the construction phase into the services phase. As construction activities under this contract conclude and additional beds are placed into service, a greater proportion of revenue is being generated from ongoing services, resulting in increased services revenue during the current period.

The increase in adjusted gross profit of approximately $15.7 million was primarily attributable to the increase in revenue noted above, including higher-margin hospitality services revenue generated under the Workforce Housing Contract representing a larger share of segment revenue during the current period. In addition, several newer WHS contracts were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income, partially offset by increased operating costs associated with communities under new contract awards that were not active during the prior period.

Government

Revenue for the Government segment was $13.5 million for the three months ended June 30, 2026, as compared to $7.5 million for the three months ended June 30, 2025.

Adjusted gross profit for the Government segment was $6.4 million for the three months ended June 30, 2026, as compared to $(1.1) million for the three months ended June 30, 2025.

Revenue increased by $6.0 million primarily due to the reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025.

Adjusted gross profit increased by $7.5 million primarily driven by the DIPC Contract which led to an increase in revenue in the period as previously discussed.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the six months ended June 30, 2026 and 2025 ($ in thousands, except for Average Daily Rate amounts).

	For the Six Months Ended June 30,		Amount of Increase	Percentage Change Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
HFS - South	$65,696	$72,234	(6,538)	(9)%
WHS	59,948	20,245	39,703	196%
Government	26,938	33,204	$(6,266)	(19)%
All Other	5,654	5,820	(166)	(3)%
Total Revenues	$158,236	$131,503	$26,733	20%

Adjusted Gross Profit
HFS - South	$15,760	$21,580	(5,820)	(27)%
WHS	28,700	4,956	23,744	479%
Government	11,351	18,098	$(6,747)	(37)%
All Other	(138)	258	(396)	(154)%
Total Adjusted Gross Profit	$55,673	$44,892	$10,781	24%

Average Daily Rate
HFS - South	$71.93	$69.85	$2.10

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

HFS – South

Revenue for the HFS – South segment was $65.7 million for the six months ended June 30, 2026, as compared to $72.2 million for the six months ended June 30, 2025.

Adjusted gross profit for the HFS – South segment was $15.8 million for the six months ended June 30, 2026, as compared to $21.6 million for the six months ended June 30, 2025.

The decrease in revenue of approximately $(6.5) million was attributable to a decrease in utilization.

The decrease in adjusted gross profit of approximately $(5.8) million was primarily attributable to the decrease in revenue noted above, partially offset by a decrease in operational costs led by a decrease in community operating costs from lower occupancy.

WHS

Revenue for the WHS segment was $59.9 million for the six months ended June 30, 2026, as compared to $20.2 million for the six months ended June 30, 2025.

Adjusted gross profit for the WHS segment was $28.7 million for the six months ended June 30, 2026, as compared to $5.0 million for the six months ended June 30, 2025.

The increase in revenue of approximately $39.7 million during the six months ended June 30, 2026, was primarily driven by revenue generated from new contract awards since June 30, 2025, as previously discussed within this Form 10-Q and as discussed in the 2025 Form 10-K and Form 10-Q for the quarter ended March 31, 2026. The increase was also attributable to continued progression of the Workforce Housing Contract originated in February 2025 from the construction phase into the services phase. As construction activities under this contract conclude and additional beds are placed into service, a greater proportion of revenue is being generated from ongoing services, resulting in increased services revenue during the period.

The increase in adjusted gross profit of approximately $23.7 million was primarily attributable to the increase in revenue noted above, including higher-margin hospitality services revenue generated under the Workforce Housing Contract representing a larger share of segment revenue in the current period. In addition, several newer WHS contracts were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income, partially offset by increased operating costs associated with communities under new contract awards that were not active during the prior period.

Government

Revenue for the Government segment was $26.9 million for the six months ended June 30, 2026, as compared to $33.2 million for the six months ended June 30, 2025.

Adjusted gross profit for the Government segment was $11.4 million for the six months ended June 30, 2026, as compared to $18.1 million for the six months ended June 30, 2025.

Revenue decreased primarily due to the termination of the PCC Contract as previously discussed, partially offset by the reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $24.1 million of the revenue decrease was attributable to the PCC Contract termination, partially offset by an increase in revenue of approximately $18.1 million attributable to the DIPC Contract mentioned above.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, and partially driven by higher costs driven by the DIPC Contract reactivation, mentioned above, leading to an increase in costs of $0.5 million between periods.

Government segment margins for the six months ended June 30, 2026, reflected residual carrying costs of approximately $3.1 million associated with legacy West Texas Community assets that previously serviced the PCC Contract. These costs were primarily driven by lease and utility expenses incurred while the assets were being remarketed.

During the latter part of the three months ended March 31, 2026, many of these assets were re-contracted or redeployed to support growth in the WHS segment, which is expected to reduce such carrying costs in the Government segment, excluding the anticipated leased asset demobilization costs discussed below.

The remaining undeployed or uncontracted leased assets are expected to be demobilized over the next few quarters. The demobilization process may result in additional costs, which are not expected to recur once these actions are completed.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of June 30, 2026, the ABL Facility had available borrowing capacity of $135 million.

As discussed in Note 17 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, subsequent to June 30, 2026, on July 24, 2026, the Company entered into the New ABL Facility, which replaced the ABL Facility and provides aggregate revolving commitments of up to $660 million, together with an accordion feature of up to $190 million, subject to customary conditions and lender commitments. The New ABL Facility matures five years from its closing date and is expected to enhance the Company's liquidity and financial flexibility through increased borrowing capacity, expanded letter of credit availability and an extended maturity profile. Management believes the New ABL Facility, together with cash generated from operations and cash on hand, provides sufficient liquidity and financial flexibility to support the Company's anticipated working capital requirements, growth capital expenditures and other general corporate purposes for at least the next 12 months. Additional information regarding the New ABL Facility is included in Note 17 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. However, the pursuit of certain growth and diversification initiatives discussed in Item 1, “Business” of the Company’s 2025 Form 10-K, may require capital resources in excess of these sources, which could necessitate additional debt or equity financing. We cannot assure you that such financing will be available on commercially reasonable terms or at all.

Capital Expenditures Requirements

During the six months ended June 30, 2026, we incurred approximately $177.4 million in capital expenditures, with approximately $171.9 million driven by growth capital expenditures in the new WHS segment, and approximately $0.1 million driven by growth capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $2.8 million for the six months ended June 30, 2026, while approximately $2.1 million was attributable to an increase in finance leases for commercial-use vehicles.

As we pursue growth initiatives, we monitor the availability of capital resources, including operating cash flows and equity and debt financings, to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Future cash flows are subject to a number of variables, including our ability to maintain existing contracts, obtain new contracts and manage operating expenses. Based on currently contracted projects, we expect growth capital expenditures, excluding acquisitions, in 2026 to increase compared to 2025.  Capital requirements for these projects, impacting 2026, are currently expected to range from approximately $480 million to $500 million, although the timing and magnitude of such expenditures may vary based on project schedules and execution.  A substantial portion of the anticipated capital investment relates to the Company's largest AI infrastructure development projects, which are supported by long-term customer contracts and are expected to contribute significantly to future revenue and operating cash flows.

However, we cannot assure you that these projects will generate such future revenue and operating cash flows, as this depends on the effective execution, ramp-up timing, and servicing of these contracts.

We currently expect to fund these capital requirements with a combination of operating cash flows, and available liquidity.

Our disciplined investment framework generally requires visibility into long-term contracted minimum revenues prior to deploying significant growth capital. Failure to achieve anticipated revenue levels or cash flows from operations could result in a reduction or deferral of future capital spending.

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2026	2025

Net cash provided by operating activities	$111,020	$15,001
Net cash used in investing activities	(150,896)	(24,911)
Net cash provided by (used in) financing activities	37,610	(161,543)
Effect of exchange rate changes on cash and cash equivalents	(14)	22
Net decrease in cash and cash equivalents	$(2,280)	$(171,431)

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Cash flows provided by operating activities. Net cash provided by operating activities was $111 million for the six months ended June 30, 2026 compared to $15 million for the six months ended June 30, 2025.

The current period increased by approximately $96 million when compared to 2025 driven by an increase in cash collections from customers of approximately $135.7 million (led by growth in the WHS segment), an $11.2 million decrease in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025, a $1.8 million decrease in cash paid for income taxes, partially offset by a net increase in payments for operating expenses and payroll of approximately $50.3 million driven primarily by growth of the WHS segment, and a decrease in interest received by approximately $2.3 million (driven by a lower average outstanding cash balance in the current period that generated interest income).

Cash flows used in investing activities. Net cash used in investing activities was $150.9 million for the six months ended June 30, 2026 compared to $24.9 million for the six months ended June 30, 2025. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS segment to support the new WHS contracts that were executed and expanded upon since prior period (a portion of which is being funded by customer advance payments reported within cash flows from operations), partially offset by the prior period including a $15.5 million acquisition of community assets in January 2025 to support growth of the WHS segment, and by lower maintenance capital expenditures in the Government segment.

Cash flows used in financing activities. Net cash provided by (used in) financing activities was $37.6 million for the six months ended June 30, 2026 compared to $(161.5) million for the six months ended June 30, 2025. This decrease in net cash used in financing activities was primarily driven by the prior period including the $181.4 million full redemption of the 2025 Senior Secured Notes on March 25, 2025 and the related payment of 2025 Senior Secured Notes debt extinguishment premium costs of $1.8 million, partially offset by the prior period including net draws on the ABL of approximately $24 million. The current period activity was primarily driven by net draws on the ABL of approximately $40 million to fund growth in the WHS segment.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of June 30, 2026 consisted of approximately $4.7 million of finance leases. The finance leases pertain to leases entered into during 2023 through June 30, 2026, for commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2029.

The Company’s finance lease and other financing obligations as of December 31, 2025, consisted of approximately $3.8 million of finance leases related to commercial-use vehicles with the same terms as described above.

ABL Facility

During the six months ended June 30, 2026, the Company drew a net amount of $40 million under the ABL Facility resulting in an outstanding balance of $40 million and an unused available borrowing capacity of $135 million as of June 30, 2026, subject to borrowing base availability, excess availability requirements and other conditions pursuant to the Sixth Amendment. The ABL Facility had a scheduled maturity date of February 1, 2028. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the ABL Facility, including the Sixth Amendment.

Subsequent to June 30, 2026, the Company entered into the New ABL Facility providing aggregate revolving commitments of up to $660 million, which replaced and terminated the ABL Facility. The New ABL Facility also includes an accordion feature permitting additional commitments of up to $190 million, subject to customary conditions and lender commitments. Arrow Bidco borrowed $65.7 million under the New ABL Facility concurrently with its closing to repay all outstanding indebtedness under the ABL Facility. Refer to Note 17 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the refinancing transaction and the New ABL Facility.

Cash requirements

We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations and obligations will be to primarily fund (i) operating activities and working capital, (ii) growth capital expenditures associated primarily with growing the WHS segment as previously discussed in the Capital Expenditures Requirements section (iii) maintenance capital expenditures for specialty rental and other property, plant, and equipment assets, (iv) payments due under finance and operating leases, and (v) debt service interest payments on the ABL Facility and New ABL Facility. We plan to fund such cash requirements from our existing sources of liquidity as previously discussed.

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of June 30, 2026:

($ in thousands)	Total	2026	2027	2028
ABL Facility	$40,000	$—	$—	$40,000
Operating lease obligations, including imputed interest(1)	3,755	2,356	1,391	8
Total	$43,755	$2,356	$1,391	$40,008
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the six months ended June 30, 2026, we had two customers, who accounted for 17% and 16% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 13% and 14% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2026.

We had three customers for the six months ended June 30, 2025 that accounted for 18%, 15% and 12% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 43% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2025.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the six months ended June 30, 2026, we had no major suppliers which represent more than 10% of goods purchased. For the six months ended June 30, 2025, we had one major supplier that represented 18% of goods purchased.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of June 30, 2026 as current portion of operating lease obligations and long-term operating lease obligations. Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of June 30, 2026.

Rent expense included in services and construction costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $7.2 million and $5.8 million for the six months ended June 30, 2026 and

2025 respectively. Rent expense included in services and construction costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $4.6 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.4 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.3 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The following section is a summary of certain aspects of those accounting policies involving estimates or assumptions that (1) involve a significant level of estimation uncertainty and (2) have had or are reasonably likely to have a material impact on our financial condition or results of operations. It is possible that the use of different reasonable estimates or assumptions could result in materially different amounts being reported in our consolidated financial statements.

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

Adjusted EBITDA reflects the following additional adjustments to EBITDA to exclude certain non-cash items and expense or income items that management believes are not indicative of the Company’s ongoing operating performance:

●	Other expense (income), net: Other expense (income), net includes miscellaneous cash receipts, gains and losses on disposals of property, plant, and equipment and leased assets, community pre-opening costs incurred during ramp-up periods for new customer contracts, and other immaterial expenses and non-cash items. Community pre-opening costs primarily relate to certain operating costs incurred prior to the community becoming fully operational.
●	Transaction expenses: During 2026, the Company incurred legal, advisory, and audit-related fees associated with the secondary public offerings discussed in Note 13 to the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q, as well as legal costs related to certain contemplated transactions. During 2025, transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity related to the 2025 Senior Secured Notes, which were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and is expected to continue to be, for the foreseeable future, a significant recurring expense and an important component of the Company’s compensation strategy.
●	Other adjustments: Claim settlement, system implementation costs, and corporate development related costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Gross Profit	$15,797	$(328)	$22,680	$17,636
Depreciation of specialty rental assets	17,418	13,584	32,993	27,256
Adjusted gross profit	$33,215	$13,256	$55,673	$44,892

The following table presents a reconciliation of Target Hospitality’s consolidated net loss to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(8,981)	$(14,918)	$(21,943)	$(21,377)
Income tax expense (benefit)	473	(2,937)	(1,780)	(4,253)
Interest expense, net	1,012	937	1,904	5,266
Loss on extinguishment of debt	—	—	—	2,370
Other depreciation and amortization	4,120	4,082	8,141	8,055
Depreciation of specialty rental assets	17,418	13,584	32,993	27,256
EBITDA	14,042	748	19,315	17,317

Adjustments
Other expense (income), net	420	(156)	3,048	106
Transaction expenses	1,106	702	1,438	3,532
Stock-based compensation	2,316	2,091	3,975	3,806
Other adjustments	331	118	381	311
Adjusted EBITDA	$18,215	$3,503	$28,157	$25,072

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Six Months Ended
($ in thousands)	June 30,
	2026	2025
Net cash provided by operating activities	$111,020	$15,001
Less: Maintenance capital expenditures for specialty rental assets	(2,772)	(5,731)
Discretionary cash flows	$108,248	$9,270

Purchase of specialty rental assets	(111,785)	(24,261)
Other investing activities	(34,093)	—
Purchase of property, plant and equipment	(5,624)	(650)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	606	—
Net cash used in investing activities	$(150,896)	$(24,911)

Principal payments on finance and finance lease obligations	(1,200)	(1,184)
Principal payments on borrowings from ABL Facility	(81,300)	(51,000)
Repayment of 2025 Senior Secured Notes	—	(181,446)
Proceeds from borrowings on ABL Facility	121,300	75,000
Distributions paid to noncontrolling interest	(120)	(126)
Proceeds from issuance of Common Stock from exercise of options	207	—
Payment of deferred financing costs	(231)	—
Payment of debt extinguishment premium costs	—	(1,814)
Taxes paid related to net share settlement of equity awards	(1,046)	(973)
Net cash provided by (used in) financing activities	$37,610	$(161,543)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility and the New ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. Refer to Note 17 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the New ABL Facility. As of June 30, 2026, we had $40 million of outstanding floating-rate obligations under our ABL Facility. This floating-rate obligation exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.4 million annually, based on our floating-rate debt obligations in effect as of June 30, 2026.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

During the second quarter of 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, and which may cause actual performance to differ materially from historical or projected future performance. “Item 1A. Risk Factors” of our 2025 Form 10-K includes a discussion of our risk factors. For additional information about our risk factors, you should carefully consider the risk factors included in our 2025 Form 10-K and our Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1+	Form of 2026 Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2026).

10.2+

ABL Credit Agreement, dated as of July 24, 2026, by and among Arrow Bidco, LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A. as administrative agent for itself and the other Secured Parties and each of the Revolver Lenders party thereto, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 27, 2026).

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

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Target Hospitality Corp.

Dated: August 10, 2026	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer