Form 10-Q
period 2026-09-30
Target Hospitality Corp.
filed 2026-11-09
CIK 1712189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(800) 832-4242

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TH	NASDAQ Capital Market

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

There were 97,931,334 shares of Common Stock, par value $0.0001 per share, outstanding as of November 5, 2026.

Target Hospitality Corp.

FORM 10-Q

September 30, 2026

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Target Hospitality Corp.

Unaudited Consolidated Financial Statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

Target Hospitality Corp.

Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Target Hospitality Corp.

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,367	$8,348
Accounts receivable, less allowance for credit losses of $413 and $232, respectively	85,274	56,200
Prepaid expenses and other assets	9,395	8,790
Total current assets	98,036	73,338

Specialty rental assets, net	630,952	332,406
Other property, plant and equipment, net	48,142	35,754
Operating lease right-of-use assets, net	5,105	6,544
Goodwill	41,038	41,038
Other intangible assets, net	29,502	39,332
Deferred financing costs revolver, net	12,823	1,793
Other non-current assets	54,380	—
Total assets	$919,978	$530,205

Liabilities
Current liabilities:
Accounts payable	$120,092	$44,393
Accrued liabilities	30,342	22,475
Deferred revenue and customer deposits	60,277	9,282
Current portion of operating lease obligations	5,091	5,807
Current portion of finance lease and other financing obligations (Note 8)	3,587	2,086
Total current liabilities	219,389	84,043

Other liabilities:
Revolving credit facility (Note 8)	223,000	—
Long-term finance lease and other financing obligations	4,348	1,675
Long-term operating lease obligations	143	1,128
Deferred revenue and customer deposits	90,324	9,292
Deferred tax liability	47,562	42,312
Asset retirement obligations	2,770	2,695
Total liabilities	587,536	141,145

Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock, $0.0001 par, 400,000,000 authorized, 113,584,418 issued and 98,593,889 outstanding as of September 30, 2026 and 113,094,172 issued and 99,797,242 outstanding as of December 31, 2025.	10	10
Common Stock in treasury at cost, 14,990,529 shares as of September 30, 2026 and 13,296,930 shares as of December 31, 2025.	(87,604)	(57,304)
Additional paid-in-capital	159,124	154,090
Accumulated other comprehensive loss	(2,815)	(2,798)
Accumulated earnings	264,097	295,259
Total stockholders' equity attributable to Target Hospitality Corp. stockholders	332,812	389,257
Noncontrolling interest in consolidated subsidiaries	(370)	(197)
Total stockholders' equity	332,442	389,060
Total liabilities and stockholders' equity	$919,978	$530,205

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Comprehensive Loss

($ in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Services income	$63,280	$56,010	$161,618	$146,584
Specialty rental income	64,860	7,784	112,193	29,496
Construction fee income	923	35,561	13,487	54,778
Total revenue	129,063	99,355	287,298	230,858
Costs:
Services and construction costs	51,111	64,051	145,432	145,380
Specialty rental	27,121	2,988	35,363	8,270
Depreciation of specialty rental assets	21,320	14,371	54,313	41,627
Gross profit	29,511	17,945	52,190	35,581
Selling, general and administrative	19,307	12,918	52,616	40,387
Other depreciation and amortization	3,972	4,093	12,113	12,148
Other expense, net	3,262	865	6,310	970
Operating income (loss)	2,970	69	(18,849)	(17,924)
Loss on extinguishment of debt	983	—	983	2,370
Interest expense, net	3,162	458	5,067	5,724
Loss before income tax	(1,175)	(389)	(24,899)	(26,018)
Income tax expense (benefit)	8,009	368	6,228	(3,884)
Net loss	(9,184)	(757)	(31,127)	(22,134)
Less: Net income attributable to the noncontrolling interest	24	38	35	53
Net loss attributable to Target Hospitality Corp. common stockholders	(9,208)	(795)	(31,162)	(22,187)

Other comprehensive income (loss)
Foreign currency translation	199	(26)	(17)	(9)
Comprehensive loss	$(8,985)	$(783)	$(31,144)	$(22,143)

Weighted average number of shares outstanding - basic and diluted	99,899,726	99,778,834	100,014,863	99,431,460

Net loss per share attributable to Target Hospitality Corp. common stockholders - basic and diluted	$(0.09)	$(0.01)	$(0.31)	$(0.22)

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

($ in thousands)

					Additional	Accumulated		Total Target Hospitality Corp.
	Common Stock		Common Stock in Treasury		Paid In	Other	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Earnings	Equity	Interest	Equity
Balances at December 31, 2024	98,952,054	$10	13,296,930	$(57,304)	$148,780	$(2,785)	$332,380	$421,081	$9	$421,090
Net loss	—	—	—	—	—	—	(6,461)	(6,461)	2	(6,459)
Stock-based compensation, net	412,662	—	—	—	1,672	—	—	1,672	—	1,672
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(973)	—	—	(973)	—	(973)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	—	(58)	(58)
Balances at March 31, 2025	99,364,716	$10	13,296,930	$(57,304)	$149,479	$(2,789)	$325,919	$415,315	$(47)	$415,268

Net loss	—	—	—	—	—	—	(14,931)	(14,931)	13	(14,918)
Stock-based compensation, net	413,356	—	—	—	2,134	—	—	2,134	—	2,134
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,263)	—	—	(1,263)	—	(1,263)
Cumulative translation adjustment	—	—	—	—	—	21	—	21	—	21
Distributions	—	—	—	—	—	—	—	—	(57)	(57)
Balances at June 30, 2025	99,778,072	$10	13,296,930	$(57,304)	$150,350	$(2,768)	$310,988	$401,276	$(91)	$401,185

Net loss	—	—	—	—	—	—	(795)	(795)	38	(757)
Stock-based compensation, net	1,460	—	—	—	1,927	—	—	1,927	—	1,927
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(5)	—	—	(5)	—	(5)
Cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)	—	(26)
Distributions	—	—	—	—	—	—	—	—	(78)	(78)
Balances at September 30, 2025	99,779,532	$10	13,296,930	$(57,304)	$152,272	$(2,794)	$310,193	$402,377	$(131)	$402,246

Balances at December 31, 2025	99,797,242	$10	13,296,930	$(57,304)	$154,090	$(2,798)	$295,259	$389,257	$(197)	$389,060
Net loss	—	—	—	—	—	—	(12,919)	(12,919)	(43)	(12,962)
Stock-based compensation, net	356,755	—	—	—	1,658	—	—	1,658	—	1,658
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(1,046)	—	—	(1,046)	—	(1,046)
Cumulative translation adjustment	—	—	—	—	—	(26)	—	(26)	—	(26)
Distributions	—	—	—	—	—	—	—	—	(62)	(62)
Balances at March 31, 2026	100,153,997	$10	13,296,930	$(57,304)	$154,702	$(2,824)	$282,340	$376,924	$(302)	$376,622

Net loss	—	—	—	—	—	—	(9,035)	(9,035)	54	(8,981)
Stock-based compensation, net	106,555	—	—	—	2,316	—	—	2,316	—	2,316
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(115)	—	—	(115)	—	(115)
Cumulative translation adjustment	—	—	—	—	—	(190)	—	(190)	—	(190)
Distributions	—	—	—	—	—	—	—	—	(74)	(74)
Issuance of Common Stock from exercise of stock options	24,891	—	—	—	209	—	—	209	—	209
Balances at June 30, 2026	100,285,443	$10	13,296,930	$(57,304)	$157,112	$(3,014)	$273,305	$370,109	$(322)	$369,787

Net loss	—	—	—	—	—	—	(9,208)	(9,208)	24	(9,184)
Stock-based compensation, net	2,045	—	—	—	2,027	—	—	2,027	—	2,027
Tax withholdings related to net share settlement of equity awards	—	—	—	—	(15)	—	—	(15)	—	(15)
Cumulative translation adjustment	—	—	—	—	—	199	—	199	—	199
Distributions	—	—	—	—	—	—	—	—	(72)	(72)
Repurchase of Common Stock	(1,693,599)	—	1,693,599	(30,300)	—	—	—	(30,300)	—	(30,300)
Balances at September 30, 2026	98,593,889	$10	14,990,529	$(87,604)	$159,124	$(2,815)	$264,097	$332,812	$(370)	$332,442

See accompanying notes to the unaudited consolidated financial statements.

Target Hospitality Corp.

Unaudited Consolidated Statements of Cash Flows

($ in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,127)	$(22,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,596	43,672
Amortization of intangible assets	9,830	10,103
Noncash operating lease expense	6,066	6,878
Accretion of asset retirement obligation	76	98
Amortization of deferred financing costs	979	577
Amortization of original issue discount	—	440
Loss on extinguishment of debt	983	2,370
Stock-based compensation expense	6,001	5,733
Loss on disposal of specialty rental assets and other property, plant and equipment	1,548	24
Deferred income taxes	5,250	(4,628)
Provision for credit losses on receivables, net of recoveries	348	631
Changes in operating assets and liabilities
Accounts receivable	(29,436)	5,930
Prepaid expenses and other assets	(607)	3,010
Accounts payable and other accrued liabilities	2,947	9,390
Deferred revenue and customer deposits	132,028	13,734
Operating lease obligation	(6,329)	(7,437)
Other non-current assets and liabilities	(958)	(34)
Net cash provided by operating activities	154,195	68,357
Cash flows from investing activities:
Purchase of specialty rental assets	(274,867)	(40,472)
Other investing activities	(53,470)	—
Purchase of property, plant, and equipment	(8,432)	(699)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	774	—
Net cash used in investing activities	(335,995)	(41,171)
Cash flows from financing activities:
Principal payments on finance and finance lease obligations	(2,067)	(1,807)
Principal payments on borrowings from ABL Facility	(106,300)	(75,000)
Repayment of 2025 Senior Secured Notes	—	(181,446)
Repurchase of Common Stock	(30,000)	—
Proceeds from borrowings on ABL Facility	329,300	75,000
Distributions paid to noncontrolling interest	(193)	(182)
Proceeds from issuance of Common Stock from exercise of options	209	—
Payment of deferred financing costs	(12,955)	—
Payment of debt extinguishment premium costs	—	(1,814)
Taxes paid related to net share settlement of equity awards	(1,161)	(2,236)
Net cash provided by (used in) financing activities	176,833	(187,485)

Effect of exchange rate changes on cash and cash equivalents	(14)	18

Net decrease in cash and cash equivalents	(4,981)	(160,281)
Cash and cash equivalents - beginning of period	8,348	190,668
Cash and cash equivalents - end of period	$3,367	$30,387

Supplemental Cash Flow Information:
Decrease in accrued proceeds from the sale of specialty rental assets	$118	$—

Non-cash investing and financing activity:
Non-cash change in accrued capital expenditures	$(80,201)	$(12,019)
Non-cash change in accrued deferred financing costs	$(37)	$—
Non-cash change in accrued excise tax on repurchase of Common Stock	$(300)	$—
Non-cash change in finance lease terminations	$—	$250
Non-cash change in finance lease obligations	$(6,239)	$(2,983)
Non-cash change in accrual of tax withholdings for net share settlement of equity awards	$(15)	$(5)
Non-cash change in accrued distributions to noncontrolling interest	$(15)	$(11)

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

The Company, whose securities are listed on the Nasdaq Capital Market, together with its wholly owned subsidiaries, Topaz Holdings LLC, a Delaware limited liability company (“Topaz”), and Arrow Bidco, LLC, a Delaware limited liability company (“Arrow Bidco”), serve as the holding companies for the businesses of Target Logistics Management, LLC and its subsidiaries (“Target” or “TLM”) and RL Signor Holdings, LLC (“Signor”). As of September 30, 2026, TDR Capital LLP (“TDR Capital” or “TDR”) indirectly owns approximately 27.6% of Target Hospitality and the remaining ownership is broken out among the founders of the Company’s legal predecessor, Platinum Eagle Acquisition Corp. (“Platinum Eagle” or “PEAC”), investors who purchased the shares of Platinum Eagle in a private placement transaction, and other public shareholders. Subsequent to September 30, 2026, certain entities controlled by TDR Capital completed a sale of the Company’s common stock, which impacted TDR Capital’s beneficial ownership percentage (see Note 17, Subsequent Events).

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2026 or any future period.

The accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial position as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated balance sheet of the Company, but does not contain all of the footnote disclosures from those annual financial statements.

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

2. Revenue

Total revenue recognized under ASC 606 was approximately $175.1 million and $201.4 million for the nine months ended September 30, 2026 and 2025, respectively, while specialty rental income was approximately $112.2 million and $29.5 million subject to the guidance of ASC 842 for the nine months ended September 30, 2026 and 2025, respectively. Total revenue recognized under contracts recognized under ASC 606 was approximately $64.2 million and $91.6 million for the three months ended September 30, 2026 and 2025, respectively, while specialty rental income was approximately $64.9 million and $7.8 million subject to the guidance of ASC 842 for the three months ended September 30, 2026 and 2025, respectively.

The following table disaggregates our services and construction fee income by our three reportable segments as well as the All Other category: Hospitality and Facility Services – South (“HFS – South”), Workforce Hospitality Solutions (“WHS”), Government, and All Other for the dates indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
HFS – South
Services income	$31,549	$34,111	$94,888	$102,794
Total HFS – South revenues	31,549	34,111	94,888	102,794

WHS
Services income	$23,902	$767	$44,158	$1,794
Construction fee income	923	35,561	13,487	54,778
Total WHS revenues	24,825	36,328	57,645	56,572

Government
Services income	$4,635	$18,111	$13,724	$33,155
Total Government revenues	4,635	18,111	13,724	33,155

All Other
Services income	$3,194	$3,021	$8,848	$8,841
Total All Other revenues	3,194	3,021	8,848	8,841

Total	$64,203	$91,571	$175,105	$201,362

For the nine months ended September 30, 2026 and 2025, the Company incurred and expensed approximately $7.6 million and $43.0 million, respectively, of construction costs associated with construction fee income, which are included within the services and construction costs financial statement line item within the accompanying consolidated statements of comprehensive loss. For the three months ended September 30, 2026 and 2025, the Company incurred and expensed approximately $0.7 million and $28.2 million, respectively, of construction costs associated with construction fee income, which are included within the services and construction costs financial statement line item within the accompanying consolidated statements of comprehensive loss.

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

Contract Assets and Liabilities

The Company has a contract asset in the amount of approximately $0.5 million as of September 30, 2026 reported within accounts receivable, net of allowance for credit losses in the accompanying consolidated balance sheet related to a construction services project within the WHS segment. The Company had no contract assets as of December 31, 2025.

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

	For the Nine Months Ended
	September 30,
	2026	2025
Balances at Beginning of the Period	$18,574	$1,235
Additions to deferred revenue	150,825	14,315
Revenue recognized	(17,038)	(582)
Decrease in billings in excess of cost	(1,760)	—
Balances at End of the Period	$150,601	$14,968

As of September 30, 2026, the following table discloses the estimated revenues under ASC 606 related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue, and only represents revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	For the Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized as of September 30, 2026	$30,190	$117,554	$69,520	$32,953	$18,766	$35,822	$304,805

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

3. Specialty Rental Assets, Net

Specialty rental assets, net at the dates indicated below consisted of the following:

	September 30,	December 31,
	2026	2025
Specialty rental assets	$1,113,614	$830,592
Construction-in-process	83,071	21,057
Less: accumulated depreciation	(565,733)	(519,243)
Specialty rental assets, net	$630,952	$332,406

Depreciation expense of these assets is presented in depreciation of specialty rental assets in the accompanying consolidated statements of comprehensive loss. During the nine months ended September 30, 2026, the Company disposed of assets with accumulated depreciation of approximately $7.4 million along with the related gross cost of approximately $9.6 million. These asset disposals resulted in a net loss on the disposal of specialty rental assets of approximately $1.9 million (net of sale proceeds of approximately $0.3 million) and are reported within other expense, net in the accompanying consolidated statement of comprehensive loss for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, there was a non-cash change in specialty rental assets and related accumulated depreciation due to the effect of exchange rate changes in the amount of approximately $0.4 million with no net impact to specialty rental assets, net.

In January 2026, the Company purchased a group of assets consisting primarily of modular units for approximately $8.6 million, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition and no personnel were assumed as part of this transaction.

In May 2026, the Company purchased a group of assets consisting of land, and specialty rental assets (site work, and furniture & fixtures) for approximately $7.8 million, of which approximately $6.7 million is included within this asset group, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

4. Other Property, Plant and Equipment, Net

Other property, plant and equipment, net at the dates indicated below, consisted of the following:

	September 30,	December 31,
	2026	2025
Land	$39,002	$31,184
Buildings and leasehold improvements	908	908
Machinery and office equipment	2,570	2,398
Other[1]	18,710	12,605
	61,190	47,095
Less: accumulated depreciation	(13,048)	(11,341)
Total other property, plant and equipment, net	$48,142	$35,754
(1)	The Other category includes finance lease right-of-use assets pertaining to commercial-use vehicles at a gross cost of approximately $16 million as of September 30, 2026.

For the nine months ended September 30, 2026 and 2025, depreciation expense related to other property, plant and equipment was $2.3 million and $2.0 million, respectively, and is included in other depreciation and amortization in the consolidated statements of comprehensive loss. For the three months ended September 30, 2026 and 2025, depreciation expense related to other property, plant and equipment was $0.9 million and $0.7 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss. During the nine months ended September 30, 2026, the Company also retired finance lease right-of-use assets pertaining to commercial-use vehicles included in the Other category above, with accumulated depreciation of $0.6 million and a gross cost of $0.6 million.

In May 2026, the Company purchased a group of assets consisting of land, and specialty rental assets (site work, and furniture & fixtures) for approximately $7.8 million, of which approximately $1.0 million is included within this asset group, to support growth of the WHS segment discussed in Note 16. The acquisition was accounted for as an asset acquisition. The Company allocated the total purchase price to identifiable tangible assets based on their relative fair values, which resulted in the entire purchase price being allocated to land and specialty rental assets.

5. Goodwill and Other Intangible Assets, net

The financial statements reflect goodwill from previous acquisitions that is all attributable to the HFS – South business segment and reporting unit.

Changes in the carrying amount of goodwill were as follows:

HFS - South
Balance at January 1, 2025	$41,038
Changes in Goodwill	—
Balance at December 31, 2025	41,038
Changes in Goodwill	—
Balance at September 30, 2026	$41,038

Intangible assets other than goodwill at the dates indicated below consisted of the following:

	September 30, 2026
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	1.5	$133,105	$(120,093)	$13,012
Non-compete agreement	1.3	349	(259)	90
Total		133,454	(120,352)	13,102
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(120,352)	$29,502

	December 31, 2025
	Weighted	Gross
	average	Carrying	Accumulated	Net Book
	remaining lives	Amount	Amortization	Value
Intangible assets subject to amortization
Customer relationships	2.0	$133,105	$(110,316)	$22,789
Non-compete agreement	2.1	349	(206)	143
Total		133,454	(110,522)	22,932
Indefinite lived assets:
Tradenames		16,400	—	16,400
Total intangible assets other than goodwill		$149,854	$(110,522)	$39,332

For the nine months ended September 30, 2026 and 2025, amortization expense related to intangible assets was $9.8 million and $10.1 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss. For the three months ended September 30, 2026 and 2025, amortization expense related to intangible assets was $3.1 million and $3.4 million, respectively, and is included in other depreciation and amortization in the accompanying consolidated statements of comprehensive loss.

The estimated aggregate amortization expense as of September 30, 2026 for each of the next five years and thereafter is as follows:

Rest of 2026	$3,049
2027	8,270
2028	778
2029	525
2030	456
Thereafter	24
Total	$13,102

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

	September 30,	December 31,
	2026	2025
Deposits for specialty rental assets	$53,470	$—
Cloud computing implementation costs	8,346	7,436
Less: accumulated amortization of cloud computing implementation costs	(7,436)	(7,436)
Other non-current assets	$54,380	$—

Capitalized cloud computing implementation costs are amortized on a straight-line basis over the service arrangement period once such systems are placed into service.

The cash outflow for deposits for specialty rental assets included in the above table are reported as other investing activities within the investing activities section of the accompanying consolidated statement of cash flows for the nine months ended September 30, 2026.

7. Accrued Liabilities

Accrued liabilities as of the dates indicated below consists of the following:

	September 30,	December 31,
	2026	2025
Employee accrued compensation expense	$16,220	$13,382
Other accrued liabilities	12,540	8,925
Accrued interest on debt	1,582	168
Total accrued liabilities	$30,342	$22,475

Other accrued liabilities in the above table relates primarily to accrued utilities, real estate and sales taxes, state and federal  taxes, and other accrued operating expenses.

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

The redemption resulted in the recognition of a loss on extinguishment of debt during the nine months ended September 30, 2025, in the accompanying consolidated statement of comprehensive loss, primarily related to the redemption premium of approximately $1.8 million and the write-off of unamortized deferred financing costs and unamortized original issue discount as of March 25, 2025. Additionally, the redemption premium of approximately $1.8 million was recognized as a cash outflow from financing activities within the accompanying consolidated statement of cash flows for the nine months ended September 30, 2025.  No amounts related to the 2025 Senior Secured Notes were outstanding as of September 30, 2026.

Finance Lease and Other Financing Obligations

The Company’s finance lease and other financing obligations as of September 30, 2026, consisted of approximately $7.9 million of finance leases. The finance leases pertain to leases entered into during 2024 through September 30, 2026, for commercial-use vehicles with 36-month and 60-month terms (and continue on a month-to-month basis thereafter) expiring through 2031.

The Company’s finance lease and other financing obligations as of December 31, 2025, consisted of approximately $3.8 million of finance leases related to commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

ABL Facility

On July 24, 2026 (the “Closing Date”), Arrow Bidco and certain other subsidiaries of the Company entered into an ABL credit agreement, dated as of July 24, 2026, that provides for a senior secured asset-based revolving credit facility (the “ABL Facility") with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as Administrative Agent, providing aggregate revolving commitments of up to $660 million, subject to borrowing base availability. Capitalized terms used but not defined in this description of the ABL Facility shall have the meanings ascribed to such terms in the ABL Credit Agreement. The ABL Facility replaced the Company's prior $175 million asset-based revolving credit facility, which was repaid and terminated concurrently with the closing of the ABL Facility. On the Closing Date, Arrow Bidco borrowed $65.7 million under the ABL Facility to repay in full all outstanding borrowings under the Company’s prior asset-based revolving credit facility, and pay fees and expenses related to the ABL Facility. The ABL Facility matures five years after the Closing Date on July 24, 2031. During the nine months ended September 30, 2026, net borrowings under the Company’s asset-based revolving credit facilities totaled $223 million, primarily to fund growth of the WHS business segment, resulting in an outstanding balance of $223 million under the ABL Facility as of September 30, 2026.

Borrowings under the ABL Facility, at the Borrowers’ option, bear interest at either (1) the Adjusted Term SOFR Rate or (2) Adjusted Daily Simple SOFR or (3) the Alternate Base Rate, in each case, plus an applicable margin. The applicable margin is initially set at 2.50% for Term Benchmark and RFR borrowings, and 1.50% for Alternate Base Rate borrowings.  Following the first full fiscal quarter after the Closing Date, pricing will vary based on Arrow Bidco’s Total Leverage Ratio, with applicable margins ranging from 2.25% to 3.00% for Term Benchmark and RFR borrowings and from 1.25% to 2.00% for Alternate Base Rate borrowings.

The ABL Facility provides borrowing availability equal to the lesser of (i) the Aggregate Revolving Commitment and (ii) the Borrowing Base (the “Line Cap”).

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

Proceeds of the ABL Facility can be used to finance the working capital needs and for general corporate purposes of Arrow Bidco and its Restricted Subsidiaries in the ordinary course of business, including Capital Expenditures, and for any other purpose not prohibited by the ABL Facility. The ABL Facility also includes borrowing capacity available for letters of credit of up to $100 million and for swingline loan borrowings of up to $50 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility.

In addition, the ABL Facility provides the Borrowers with the option to increase commitments under the ABL Facility in an aggregate amount such that total commitments do not exceed $850 million, subject to certain conditions.

The obligations of the Borrowers under the ABL Facility and certain of their obligations under hedging arrangements and cash management arrangements are guaranteed by the Company and each Material Subsidiary that is not an Excluded Subsidiary (together with the Company, the “ABL Guarantors”). The ABL Facility is secured by a first priority security interest in substantially all of the assets of the Borrowers and the ABL Guarantors, including a pledge of the equity interests of their respective subsidiaries (in each case, subject to customary exceptions and limitations set forth in the Collateral Documents).

The ABL Facility requires the Borrowers to maintain (i) a minimum fixed charge coverage ratio of 2.50:1.00, (ii) a maximum first lien secured leverage ratio of 3.00:1.00 (stepping down to 2.50:1.00 commencing with the fiscal quarter ending September 30, 2028) and (iii) a maximum total leverage ratio of 4.00:1.00, in each case calculated in accordance with the definitions and methodologies set forth in the ABL Facility and tested as of the last day of each fiscal quarter commencing with the first full fiscal quarter ending after the Closing Date.

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

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, restricted payments, and prepayments of indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions (including, in certain cases, satisfaction of “Payment Conditions” requiring minimum excess availability of the greater of 15% of the Line Cap and $40 million, pro forma compliance with financial covenants, and the absence of any default or event of default) and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default. In connection with the closing of the ABL Facility, the Company incurred approximately $13 million of debt issuance costs. These costs were capitalized as deferred financing costs and will be amortized to interest expense over the contractual term of the ABL Facility using the straight-line method. In addition, during the three months ended September 30, 2026, the Company recognized a loss on extinguishment of debt in the amount of approximately $1 million related to the write-off of the portion of the unamortized deferred financing costs associated with the prior asset-based revolving credit facility for lenders that did not participate in the ABL Facility.

The carrying value of debt outstanding as of the dates indicated below consist of the following:

	September 30,	December 31,
	2026	2025
Finance lease and other financing obligations	$7,935	$3,761
ABL Facility	223,000	—
Total debt	230,935	3,761
Less: current maturities	(3,587)	(2,086)
Total long-term debt	$227,348	$1,675

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the unaudited consolidated statements of comprehensive loss for the periods indicated below consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Interest incurred on finance lease and other financing obligations	$157	$124	$372	$342
Interest expense incurred on ABL Facility and 2025 Senior Secured Notes	2,493	334	3,824	6,620
Amortization of deferred financing costs on ABL Facility and 2025 Senior Secured Notes	553	153	979	577
Amortization of original issue discount on 2025 Senior Secured Notes	—	—	—	440
Interest income	(41)	(153)	(108)	(2,255)
Interest expense, net	$3,162	$458	$5,067	$5,724

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

Accumulated amortization related to revolver deferred financing costs for the ABL Facility was approximately $8.4 million and $6.5 million as of September 30, 2026 and December 31, 2025, respectively. Revolver deferred financing costs are presented on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 within deferred financing costs revolver, net. These costs are amortized over the contractual term of the line-of-credit through the maturity date using the straight-line method.

Refer to the components of interest expense in the table above for the amounts of the amortization expense related to the deferred financing costs and original issue discount recognized for each of these debt instruments for the three and nine months ended September 30, 2026 and 2025, respectively.

Future maturities

The aggregate annual principal maturities of debt and finance lease obligations for each of the next five years, based on contractual terms are listed in the table below.

The schedule of future maturities as of September 30, 2026, consists of the following:

Rest of 2026	$906
2027	2,907
2028	1,968
2029	1,098
2030	576
Thereafter	223,480
Total	$230,935

9. Income Taxes

Income tax expense (benefit) was approximately $6.2 million and $(3.9) million for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, income tax expense was approximately $8.0 million and $0.4 million, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025, was (681.6)% and (94.3)%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025, was (25.0)% and 14.9%, respectively. The fluctuation in the tax rate for the nine months ended September 30, 2026 and 2025, respectively, results primarily from the relationship of loss before income tax for the three and nine months ended September 30, 2026 and 2025, respectively.

The effective tax rates for the three and nine months ended September 30, 2026 and 2025, respectively, differs from the US federal statutory rate of 21% primarily due to the nonrecognition of tax benefits for loss jurisdictions, the impact of state tax expense based on gross receipts, and a compensation deduction limitation. The effective tax rate for the 2026 periods was also impacted by updates to the Company’s estimated annual effective tax rate based on changes in projected full-year pre-tax results.

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

Level 1 & 2 Disclosures:

The carrying amounts and fair values of financial assets and liabilities, which are Level 2, are as follows:

	September 30, 2026		December 31, 2025
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility (See Note 8) - Level 2	$(223,000)	$(223,000)	$—	$—

11. Commitments and Contingencies

The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the financial condition of the Company.

12. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS” or “LPS”) is calculated by dividing net income or loss attributable to Target Hospitality by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted earnings per share. During periods when net losses are incurred, potential dilutive securities would be anti-dilutive and are excluded from the calculation of diluted loss per share for that period. A net loss was recorded for the three and nine months ended September 30, 2026 and 2025. The following table reconciles net income (loss) attributable to common stockholders and the weighted average shares outstanding for the basic calculation to the net loss attributable to common stockholders and the weighted average shares outstanding for the diluted calculation for the periods indicated below ($ in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to Target Hospitality Corp. Common Stockholders - basic and diluted	$(9,208)	$(795)	$(31,162)	$(22,187)

Denominator
Weighted average shares outstanding - basic and diluted	99,899,726	99,778,834	100,014,863	99,431,460

Net loss per share attributable to Target Hospitality Corp. Common Stockholders- basic and diluted	$(0.09)	$(0.01)	$(0.31)	$(0.22)

As discussed in Note 14, stock-based compensation awards were outstanding for the three and nine months ended September 30, 2026 and 2025. These stock-based compensation awards were excluded from the computation of diluted LPS for the three and nine months ended September 30, 2026 and 2025 because their effect would have been anti-dilutive as a net loss was recorded for the three and nine months ended September 30, 2026 and 2025.

Shares of treasury stock have been excluded from the computation of LPS and EPS.

13. Stockholders’ Equity

Common Stock

As of September 30, 2026 and December 31, 2025, Target Hospitality had 113,584,418 and 113,094,172 shares of Common Stock issued with 98,593,889 and 99,797,242 outstanding, respectively. Each share of Common Stock has one vote.

On April 21, 2026, the Company and Arrow Holdings S.à r.l. and MFA Global S.à r.l. (together Arrow Holdings S.à r.l. and MFA Global S.à r.l., the “Selling Stockholders”), entities controlled by investment funds managed by TDR, entered into an underwriting agreement with Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters, pursuant to which the Selling Stockholders agreed to sell 7,000,000 shares of the Company’s common stock in a registered secondary public offering at a price of $14.00 per share. The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares of the Company’s common stock.

The offering closed on April 23, 2026, and the underwriters exercised their option in full, resulting in the sale of an aggregate of 8,050,000 shares of the Company’s common stock by the Selling Stockholders. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the Selling Stockholders.

Further, on May 28, 2026, the Company and the Selling Stockholders entered into an underwriting agreement with Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters, pursuant to which the Selling Stockholders agreed to sell another 7,000,000 shares of the Company’s common stock in a registered secondary public offering at a price of $17.00 per share. The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares of the Company’s common stock.

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

On September 8, 2026, the Company and the Selling Stockholders entered into an underwriting agreement with Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters, pursuant to which the Selling Stockholders agreed to sell 14,000,000 shares of the Company’s Common Stock in a registered secondary public offering at a price of $18.50 per share. The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 2,100,000 shares of the Company’s Common Stock. Subject to the completion of the offering, the Company agreed to repurchase from the underwriters shares of its Common Stock that were subject to the offering having an aggregate purchase price of approximately $30.0 million at the same price per share paid by the underwriters to the Selling Stockholders. The offering and the related stock repurchase closed on September 10, 2026, and the underwriters exercised their option in full, resulting in the sale of an aggregate of 16,100,000 shares by the Selling Stockholders and the Company’s repurchase of 1,693,599 shares for approximately $30.0 million, exclusive of estimated excise taxes of approximately $0.3 million. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the Selling Stockholders. As a result of the offering, TDR’s beneficial ownership of the Company decreased from 46.2% to 30.5%. In addition, on September 25, 2026, the Selling Stockholders distributed shares to certain limited partners for no consideration, which decreased TDR’s beneficial ownership of the Company from 30.5% to 27.6%.

The costs to the Company that were expensed for the secondary public offerings described above amounted to approximately $1.6 million and are reflected as transaction costs within the selling, general, and administrative expense financial statement line item in the accompanying unaudited consolidated statement of comprehensive loss for the three and nine months ended September 30, 2026.

Subsequent to September 30, 2026, certain entities controlled by TDR Capital completed a sale of the Company’s common stock as well as another distribution of shares to certain limited partners for no consideration, which impacted TDR Capital’s beneficial ownership percentage (see Note 17, Subsequent Events).

Preferred Shares

Target Hospitality is authorized to issue 1,000,000 preferred shares at $0.0001 par value. As of September 30, 2026, no preferred shares were issued and outstanding.

Common Stock in Treasury

In connection with the September 2026 secondary public offering described above, the Company repurchased 1,693,599 shares of Common Stock that were subject to that offering for an aggregate purchase price of approximately $30 million, exclusive of estimated excise taxes of approximately $0.3 million. The repurchased shares are held as treasury stock and are reflected as a reduction of stockholders’ equity at cost. As of September 30, 2026, the Company held 14,990,529 shares of Common Stock in treasury at an aggregate cost of approximately $87.6 million.

14. Stock-Based Compensation

On February 25, 2026, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company adopted (i) a new form Executive Restricted Stock Unit Agreement (the “RSU Agreement”) and (ii) a new form Executive Performance Stock Unit Agreement (the “PSU Agreement”) with respect to the granting of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), respectively, under the Target Hospitality Corp. 2019 Incentive Plan (as amended, the “Plan”). The new RSU Agreement and PSU Agreements will be used for all awards to executive officers made on or after February 25, 2026.

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

On August 4, 2026, the Compensation Committee awarded an aggregate of 13,926 time-based RSUs to certain of the Company’s non-employee directors, which vest in full on May 20, 2027.

On August 24, 2026, an aggregate of 1,744 time-based RSUs were awarded to certain of the Company’s employees, which vest ratably over the four-year period.

The table below represents the changes in RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	1,290,634	$6.80
Granted	670,760	8.66
Vested	(615,817)	6.67
Forfeited	(2,026)	7.44
Balance at September 30, 2026	1,343,551	$7.79

Stock-based compensation expense for these RSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the nine months ended September 30, 2026 and 2025, was approximately $3.6 million and $3.2 million, respectively, with an associated tax benefit of approximately $0.9 million and $0.8 million, respectively. For the three months ended September 30, 2026 and 2025, stock-based compensation expense for these RSUs was approximately $1.1 million and $1.1 million, respectively, with an associated tax benefit of $0.3 million and $0.3 million, respectively. At September 30, 2026, unrecognized compensation expense related to RSUs totaled approximately $8.1 million and is expected to be recognized over a remaining term of approximately 2.5 years.

Performance Stock Units

On February 25, 2026, the Company awarded an aggregate of 352,238 PSUs to certain of the Company’s executive officers and employees, which vest upon satisfaction of continued service with the Company until the third anniversary of the Grant Date and attainment of the Company’s TSR criteria. These PSUs were valued using a Monte Carlo simulation with the following assumptions on the grant date: the expected volatility was approximately 38.20%, the term was 2.85 years, the correlation coefficient was 0.5149, the dividend rate was 0.0% and the risk-free interest rate was approximately 3.45%, which resulted in a calculated fair value of approximately $8.97 per PSU as of the grant date.

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

The table below represents the changes in PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	3,269,846	$2.64
Granted	1,227,238	2.56
Forfeited	(4,701)	20.66
Balance at September 30, 2026	4,492,383	$2.60

Stock-based compensation expense for these PSUs recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the nine months ended September 30, 2026 and 2025, was approximately $2.4 million and $2.5 million, respectively, with an associated tax benefit of approximately $0.6 million and $0.6 million, respectively. For the three months ended September 30, 2026 and 2025, stock-based compensation expense for these PSUs was approximately $0.9 million and $0.8 million, respectively, with an associated tax benefit of $0.2 million and $0.2 million, respectively. At September 30, 2026, unrecognized compensation expense related to PSUs totaled approximately $5.3 million and is expected to be recognized over a remaining term of approximately 1.88 years.

Stock Option Awards

During the nine months ended September 30, 2026, there were changes in stock options as shown in the following table.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value ($ in thousands)
Outstanding Options at December 31, 2025	345,227	$7.52	3.80	$632
Exercised	(24,891)	8.31	—	210
Outstanding Options at September 30, 2026	320,336	$7.46	3.06	$3,926

As of September 30, 2026, 320,336 stock options were exercisable with a weighted average exercise price of $7.46 per share, an average contractual life of 3.06 years, and a total intrinsic value of approximately $3.9 million.

There was no stock-based compensation expense for these stock option awards recognized in selling, general and administrative expense in the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was no unrecognized compensation expense related to stock options.

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

Stock-based payments are subject to service based vesting requirements and expense was recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. No stock options were forfeited during the nine months ended September 30, 2026 and 2025.

15. Retirement plans

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 90% of eligible compensation, inclusive of pretax and/or Roth deferrals (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 5% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 2% contribution). Our matching contributions fully vest upon participation. For the nine months ended September 30, 2026 and 2025, we recognized expense related to matching contributions of $1.1 million and $0.8 million, respectively. For the three months ended September 30, 2026 and 2025, we recognized expense related to matching contributions of $0.4 million and $0.2 million, respectively.

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

WHS — Segment operations consist primarily of specialty rental, vertically integrated hospitality services and construction-related revenue from customers supporting critical mineral development, power generation and data center infrastructure projects located primarily in Nevada, Texas and the Southwestern United States.

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

The Company evaluates performance of its segments and allocates resources to them based on revenue and adjusted gross profit. Adjusted gross profit and Adjusted cost of sales for the CODM’s analysis includes the services and construction costs and specialty rental costs in the financial statements and excludes depreciation, loss on impairment, and certain severance costs. The table below presents information about reported segments for the dates indicated below:

2026

	HFS - South	WHS	Government	All Other		Total
For the nine months ended September 30, 2026
Revenue	$98,327	$139,477	$40,646	$8,848	(a)	$287,298
Less: Adjusted Cost of Sales (b)
Labor costs	$28,571	$14,251	$8,029	$3,738		$54,589
Outside services	234	450	11	1		696
Community operating costs	39,652	40,159	12,943	4,747		97,501
Costs of construction	7	7,608	—	—		7,615
Repairs and maintenance	4,581	2,324	1,609	416		8,930
Other costs	1,854	6,160	3,345	105		11,464
Adjusted gross profit	$23,428	$68,525	$14,709	$(159)		$106,503
Depreciation of specialty rental assets	$13,381	$25,951	$12,397	$2,584		$54,313
Capital expenditures (c)	$8,068	$412,823	$264	$149
Total Assets	$202,735	$509,288	$41,092	$18,389		$771,504

For the three months ended September 30, 2026
Revenue	$32,632	$79,530	$13,707	$3,194	(a)	$129,063
Less: Adjusted Cost of Sales (b)
Labor costs	9,244	6,879	2,646	1,378		20,147
Outside services	65	202	8	—		275
Community operating costs	13,385	28,374	3,975	1,618		47,352
Costs of construction	—	706	—	—		706
Repairs and maintenance	1,621	1,281	521	200		3,623
Other costs	649	2,262	3,199	19		6,129
Adjusted gross profit	$7,668	$39,826	$3,358	$(21)		$50,831
Depreciation of specialty rental assets	$5,105	$13,211	$2,149	$855		$21,320
Capital expenditures (c)	$4,207	$240,729	$153	$49

2025

	HFS - South	WHS	Government	All Other		Total
For the nine months ended September 30, 2025
Revenue	$107,794	$57,091	$57,133	$8,840	(a)	$230,858
Less: Adjusted Cost of Sales (b)
Labor costs	$29,604	$476	$6,330	$3,512		$39,922
Outside services	365	54	83	—		502
Community operating costs	39,904	535	14,358	4,174		58,971
Costs of construction	12	42,990	—	—		43,002
Repairs and maintenance	4,164	97	2,468	450		7,179
Other costs	1,768	1,441	738	127		4,074
Adjusted gross profit	$31,977	$11,498	$33,156	$577		$77,208
Depreciation of specialty rental assets	$13,413	$1,925	$23,677	$2,611		$41,626
Capital expenditures (c)	$4,700	$41,201	$9,814	$20
Total Assets (as of December 31, 2025)	$165,406	$63,934	$157,460	$21,100		$407,900

For the three months ended September 30, 2025
Revenue	$35,559	$36,845	$23,929	$3,022	(a)	$99,355
Less: Adjusted Cost of Sales (b)
Labor costs	9,492	262	2,569	1,142		13,465
Outside services	116	20	10	—		146
Community operating costs	13,612	316	4,855	1,296		20,079
Costs of construction	8	28,213	—	—		28,221
Repairs and maintenance	1,256	78	868	210		2,412
Other costs	678	1,414	569	55		2,716
Adjusted Gross Profit	$10,397	$6,542	$15,058	$319		$32,316
Depreciation of specialty rental assets	$4,479	$1,183	$7,843	$866		$14,371
Capital expenditures (c)	$466	$25,441	$2,929	$1
(a)	Revenues from segments below the quantitative thresholds are reported in the “All Other” category previously described.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses. Note that community operating costs consist primarily of catering food purchases, lodge supplies, apparel and uniform expenses, linen expenses, operating lease expense for land, facilities, and equipment to service certain communities, property taxes, and utility costs. Other costs includes transportation and travel expenses, including the cost of relocating community assets.
(c)	The primary difference between capital expenditures allocated to segments included in the tables above and total capital expenditures for the Company is the amount of expenditures incurred for corporate unallocated amounts, which is not included in the segment information. Such unallocated corporate capital expenditure amounts for the nine months ended September 30, 2026 and 2025, were approximately $1.9 million and $0.4 million, respectively. Such unallocated corporate capital expenditure amounts for the three months ended September 30, 2026 and 2025 were approximately $0.7 million and $0.1 million, respectively.

A reconciliation of total segment adjusted gross profit to total consolidated loss before income taxes for the dates indicated below, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Total reportable segment adjusted gross profit	$50,852	$31,997	$106,662	$76,631
Other adjusted gross profit	(21)	319	(159)	577
Depreciation and amortization	(25,292)	(18,464)	(66,426)	(53,775)
Selling, general, and administrative expenses	(19,307)	(12,918)	(52,616)	(40,387)
Other expense, net	(3,262)	(865)	(6,310)	(970)
Loss on extinguishment of debt	(983)	—	(983)	(2,370)
Interest expense, net	(3,162)	(458)	(5,067)	(5,724)
Consolidated loss before income taxes	$(1,175)	$(389)	$(24,899)	$(26,018)

A reconciliation of total segment assets to total consolidated assets as of the dates indicated below, is as follows:

	September 30, 2026	December 31, 2025
Total reportable segment assets	$753,115	$386,800
Other assets (d)	20,487	22,398
Other unallocated amounts	146,376	121,007
Total Assets	$919,978	$530,205
(d)	Other assets in the table above includes unallocated corporate assets of approximately $2.1 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively.

Other unallocated assets consist of the following as reported (except as otherwise indicated below) in the consolidated balance sheets of the Company as of the dates indicated below:

	September 30, 2026	December 31, 2025
Total current assets	$98,036	$73,338
Other intangible assets, net	29,502	39,332
Operating lease right-of-use assets, net	5,105	6,544
Deferred financing costs revolver, net	12,823	1,793
Other non-current assets (e)	910	—
Total other unallocated amounts of assets	$146,376	$121,007

(e)	Other non-current assets in the table above excludes allocated deposits for specialty rental assets of approximately $53.5 million and $0 as of September 30, 2026 and December 31, 2025, respectively, all of which is allocated to the WHS segment as a component of WHS Total Assets and is included in the Total reportable segment assets above. Refer to Note 6 for discussion of deposits for specialty rental assets.

17. Subsequent Events

On October 1, 2026, the Selling Stockholders sold an aggregate of 11.0 million shares of the Company’s common stock in a transaction reported on a Form 144 filing with the SEC. Based on information available to the Company, TDR Capital’s ownership interest in the Company decreased to approximately 16.6% of the Company’s outstanding common stock following the transaction. The Company was not a party to, and did not receive any proceeds from this sale. On October 22, 2026, the Selling Stockholders distributed shares to certain limited partners for no consideration, which decreased TDR’s beneficial ownership of the Company from 16.6% to 14.6%.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the business. Specifically, forward-looking statements may include statements relating to:

●	operational, economic, including inflation, political and regulatory risks;

●	our ability to effectively compete in the specialty rental accommodations and hospitality services industry, including growing the HFS-South, WHS and Government segments;

●	our ability to execute, expand, and manage WHS projects supporting critical mineral development, power generation, and data center infrastructure projects, including risks related to construction execution, permitting, regulatory developments, labor availability, and timely completion of community buildouts;

●	our ability to achieve margin improvement through the effective servicing of contracts in our WHS segment;

●	effective management, utilization, and performance, of our communities (including workforce hubs);

●	natural disasters and other business disruptions including outbreaks of epidemic or pandemic disease;

●	the duration of any future public health crisis, related economic repercussions and the resulting negative impact to global economic demand;

●	the effect of changes in state building codes on marketing our buildings;

●	changes in demand within a number of key industry end-markets and geographic regions, including natural resources, critical minerals, and data center/AI infrastructure;

●	changes in customer capital spending, project schedules, or end-user demand that may result in delays, non-renewals, or cancellations of contracts, including the contract that is terminable for convenience in the Government segment;

●	our reliance on third party manufacturers, suppliers, and service providers;

●	our ability to attract and retain key personnel and maintain workforce availability for specialized hospitality and construction operations;

●	increases in raw material, food, labor, or other operating costs;

●	the effect of impairment charges on our operating results;

●	our future operating results fluctuating, failing to match performance or to meet expectations;

●	our exposure to various possible claims and the potential inadequacy of our insurance coverage;

●	unanticipated changes in our tax obligations;

●	our obligations under various laws and regulations, including those applicable to government contracts;

●	the effect of litigation, judgments, orders, regulatory or customer bankruptcy proceedings on our business;

●	our ability to successfully acquire and integrate new operations;

●	global, national, or local economic and political developments, including any changes in policy under the current or any future U.S. presidential administrations;

●	federal government budgeting and appropriations;

●	our ability to effectively manage our credit risk and collect on our accounts receivable;

●	our ability to fulfill our public company obligations;

●	cybersecurity threats, incidents, or failures of our management information systems; and

●	risks related to our liquidity, access to capital markets, and obligations under existing or future debt agreements, including compliance with financial covenants.

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

Executive Summary

Target Hospitality Corp. is one of North America’s largest providers of vertically integrated specialty rental modular accommodations and full-service value-added hospitality services including: catering and food services, maintenance, housekeeping, grounds-keeping, security, health and recreation facilities, community design and construction, overall workforce community management, concierge services and laundry service. As of September 30, 2026, our network included 30 communities, to better serve our customers across the US and Canada. We also operate 2 communities not owned or leased by the Company.

Economic Update

During 2026, the Company entered into five significant workforce accommodations and hospitality services contracts supporting AI infrastructure development and power generation projects. Collectively, these agreements are expected to generate more than $1.7 billion of contracted revenue and support more than 10,300 individuals over contractual terms ranging from 23 to approximately 60 months. These new contracts began generating revenue during the nine months ended September 30, 2026, and are reported within the Company's WHS segment. The projects utilize a combination of existing infrastructure and newly deployed assets and are expected to require significant capital investment (as outlined in the Capital Expenditures Requirements section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations), while providing long-term revenue visibility and positioning the Company to benefit from continued growth in North American critical infrastructure, including AI data center and power generation development.

The Company generated cash flows from operations for the nine months ended September 30, 2026 of approximately $154.2 million compared to approximately $68.4 million for the nine months ended September 30, 2025, representing an increase in cash flows from operations of approximately $85.8 million or 126% attributable to an increase in cash collections, which in turn was driven by a significant increase in advanced payments from customers associated with several new WHS segment contracts for community builds that are being recognized as revenue over the related contract periods, a $9.9 million decrease in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025, and a decrease in cash paid for income taxes, partially offset by an increase in cash paid for operating expenses and payroll (led by growth in the WHS segment), and a decrease in interest income.

For the three months ended September 30, 2026, other key drivers of financial performance included:

●	Increased revenue of $29.7 million, or 30% compared to the same period in 2025, driven by increased revenue from the WHS segment. This increase was partially offset by lower revenue from the Government segment driven by the prior period including the PCC Contract Close-Out Payment of $11.8 million, which did not recur in the current period.
●	Generated a net loss of approximately ($9.2) million for the three months ended September 30, 2026 as compared to net loss of approximately ($0.8) million for the three months ended September 30, 2025, which is primarily attributable to an increase in service, specialty rental, and depreciation of specialty rental asset costs led by growth in the WHS segment and partially driven by reactivation of community assets in the Government segment on March 5, 2025 to service the DIPC Contract, an increase in selling, general and administrative expenses (led by an increase in compensation and benefits expense, professional and legal fees, transaction expenses, travel, and other corporate expenses), an increase in other expense, net led by losses on disposal of assets as well as WHS segment driven community pre-opening costs, an increase in interest expense and loss on extinguishment of debt led by the ABL Facility originated on July 24, 2026, and an increase in income tax expense.
●	Generated consolidated Adjusted EBITDA of $34.2 million representing an increase of $12.7 million, or 59% as compared to the same period in 2025, driven primarily by the increase in revenue as noted above, partially offset by an increase in operating expenses comprised of an increase in services and specialty rental costs led by growth in the WHS segment, and an increase in selling, general and administrative expenses.

Adjusted EBITDA is a non-GAAP measure. The GAAP measure most comparable to Adjusted EBITDA is Net Income (Loss). Please see “Non-GAAP Financial Measures” for a definition and reconciliation to the most comparable GAAP measure.

Outlook

We expect margins to continue to improve as the Company progresses through 2026, driven primarily by growth in the WHS segment. This improvement is expected to result from the ramp-up of communities under executed WHS contracts. These expectations are supported by the contract terms, planned community development and ramp-up timelines, and the Company’s internal analysis of the anticipated 2026 revenue mix, as summarized above and in the 2025 Form 10-K. However, we cannot assure you that margin improvement will be achieved, as it depends on the effective execution, ramp-up timing, and servicing of these contracts.

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

Our WHS segment includes construction and hospitality services provided to a community in Winnemucca, Nevada where there are insufficient housing and infrastructure solutions supporting the critical mineral supply chain.  The WHS segment also includes specialty rental and hospitality services provided to communities in the Southwestern United States, including Texas, where there is also insufficient housing and infrastructure solutions supporting the development of power generation and data center infrastructure projects.  Our communities provide our customers with a strategic competitive advantage in attracting and retaining a highly skilled workforce to support their objectives in areas of critical mineral development, power generation, and the building of data centers in remote locations. Demand for our services in this segment is dependent on capital spending supporting the critical mineral supply chain, such as lithium mining, as well as capital spending on the development of power generation and data centers in remote locations. Further, increasing regulation of data centers, such as in the case of the Texas Directive (defined below), may adversely impact our results of operations and financial condition. See “We are subject to various laws and regulations, including those related to the data center infrastructure industry, those  governing our contractual relationships with the U.S. government and a U.S. government contractor, and those related to the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business” under Item 1A. Risk Factors of this Form 10-Q.

Our Government segment includes the DIPC community in Dilley, Texas supporting critical U.S. government efforts, delivering essential services and accommodations near the southern U.S. border where there is insufficient housing and infrastructure solutions to appropriately address immigration-related program needs.

Factors Affecting Results of Operations

We expect our business to continue to be affected by the key factors discussed below, as well as factors discussed in the section titled “Risk Factors” included in this Form 10-Q and in our 2025 Form 10-K. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

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

The timing and visibility of future demand may be affected by commodity price volatility, permitting timelines, regulatory changes, energy availability, and regional infrastructure constraints, all of which influence the pace of customer investment and workforce mobilization in natural resources, mining, and emerging data center and energy-related projects.

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

As discussed in Note 8 of the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q, the Company has an ABL Facility, which provides aggregate revolving commitments of up to $660 million, together with an accordion feature of up to $190 million, subject to customary conditions and lender commitments. Additional information regarding the ABL Facility is included in Note 8 of the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q.

Regulatory Compliance

We are subject to extensive federal, state, local, and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid, and hazardous waste handling and disposal and the investigation and remediation of contamination. In addition, we may be subject, indirectly, to various statutes and regulations applicable to doing business with our WHS customers, and the U.S. government as a result of our contract with a U.S. government contractor client.  The risks of substantial costs, liabilities, and limitations on our operations related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise, or be discovered that create substantial compliance or environmental remediation liabilities and costs.  See “We are subject to various laws and regulations, including those related to the data center infrastructure industry, those governing our contractual relationships with the U.S. government and a U.S. government contractor, and those related to the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business.” under Item 1A. Risk Factors of this Form 10-Q.

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

Overview of Our Revenue and Operations

We derive the majority of our revenue from specialty rental accommodations and vertically integrated hospitality services. Approximately 56% of our revenue was earned from specialty rental with vertically integrated hospitality services, specifically lodging and related ancillary services, whereas the remaining 44% of revenues were earned through leasing of lodging facilities (39)% and construction fee income (5)% for the nine months ended September 30, 2026. Revenue is recognized in the period in which lodging and services are provided pursuant to the terms of contractual relationships with our customers. We enter into arrangements with multiple deliverables for which arrangement consideration is allocated between lodging and services based on the relative estimated standalone selling price of each deliverable. The estimated price of lodging and services deliverables is based on the prices of lodging and services when sold separately or based upon the best estimate of selling price.

In February 2025, the Company entered into a multi-year construction and services agreement (the “Workforce Housing Contract”) to provide construction of workforce housing (the “Workforce Hub”), comprehensive facility services, and premium hospitality solutions to Lithium Nevada in support of Lithium Nevada’s development of Thacker Pass (“Thacker Pass Project”) and a North American critical minerals supply chain.  The all-inclusive Workforce Hub is near Thacker Pass, the world’s largest known measured lithium resource.  The Thacker Pass Project is expected to play a major role in the domestic production of lithium batteries. As of September 30, 2026, construction of the Workforce Hub was substantially complete, and during the nine months ended September 30, 2026, revenue under this contract was split between construction services and services income, with construction services representing approximately 39% of revenue on this Workforce Housing Contract.

Upon completion of the construction phase, the Workforce Hub will be capable of supporting a population of approximately 2,000 individuals. In addition to constructing the Workforce Hub, the Company is also providing turnkey operational support, including culinary services, facilities management, and other support services, which generated services revenue during the nine months ended September 30, 2026 for the completed portions of the Workforce Hub. The Workforce Housing Contract has an initial term through 2027 with first occupancy that began in September 2025.  During the construction phase, the Company is recognizing construction fee income revenue under the percentage of completion method as costs are incurred, as more fully discussed in Note 1 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q.

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

Segments

We have identified three reportable business segments: HFS – South, WHS, and Government:

HFS – South

The HFS – South segment reflects our facilities and operations in the HFS – South region from customers in the natural resources development industry and includes our 17 communities located across Texas and New Mexico.

WHS

The WHS segment includes communities providing specialty rental accommodations, vertically integrated hospitality and facility services, and construction-related services supporting critical mineral development, power generation and data center infrastructure projects located primarily in Nevada, Texas and the Southwestern United States.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

WHS Segment

The Company originated the Workforce Housing Contract in February 2025. The Workforce Housing Contract, which consists of construction and services revenue, is expected to generate approximately $177.4 million of revenue over its initial term, with approximately $113.2 million of committed minimum revenue. Revenue realized during 2025 and early 2026 on the Workforce Housing Contract was largely comprised of construction fee income recognized using the percentage of completion method with progress towards completion measured using the cost-to-cost method as the basis to recognize revenue. The Workforce Housing Contract generated approximately $0.9 million and $35.6 million of construction fee income for the three months ended September 30, 2026 and 2025, respectively, and approximately $13.5 million and $54.8 million of construction fee income for the nine months ended September 30, 2026 and 2025, respectively. As the construction phase of the Workforce Housing Contract was substantially complete as of September 30, 2026, construction fee income represented a significantly smaller portion of segment revenue in 2026 compared to 2025, while hospitality service revenue under the Workforce Housing Contract and higher-margin hospitality services revenue and specialty rental income from other WHS contracts represented a larger share of revenue in 2026 compared to 2025. In addition, several newer WHS contracts were more fully ramped up during the current period. Accordingly, the combination of (i) the predominance of construction fee income under the Workforce Housing Contract during the prior period, and (ii) the increased contribution from higher-margin services and specialty rental income in the current period, resulted in higher adjusted gross profit margins for the three months ended September 30, 2026 compared to the same period in the prior year, and limits comparability between periods.  As previously discussed, as the WHS contracts continue to ramp up, we anticipate continued margin expansion. However, we cannot assure you that margin improvement will be achieved, as it depends on the effective execution, ramp-up timing, and servicing of these contracts.

Government Segment

As discussed in the 2025 Form 10-K, the PCC Contract was terminated effective February 21, 2025. The PCC Contract generated total revenue of $0 and $36.3 million for the nine months ended September 30, 2026 and 2025, respectively, with $0 and $12.2 million during the three months ended September 30, 2026 and 2025, respectively. The PCC Contract included a minimum annual revenue contribution of approximately $168 million, all of which was attributable to the Government reportable segment. No further revenue is expected from the PCC Contract.  In addition to the decline in revenue, the termination of the PCC Contract removed a significant source of historically high-margin revenue from our results.

As discussed in the 2025 Form 10-K, the assets associated with the STFRC Contract, which terminated on August 9, 2024, were reactivated under the DIPC Contract effective March 5, 2025. The DIPC Contract is expected to provide over $246 million of revenue over its anticipated five-year term, to March 2030, and was subject to a ramp-up period based on utilization during the first six months of the contract term resulting in lower fixed minimum revenue amounts during the ramp-up period. The ramp-up period was completed as scheduled in September 2025 with the maximum fixed minimum revenue amount now being recognized as of September 30, 2026. The DIPC Contract generated total revenue of approximately $13.7 million and $11.7 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $40.6 million and $20.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document.

Consolidated Results of Operations for the three months ended September 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
Services income	$63,280	$56,010	$7,270	13%
Specialty rental income	64,860	7,784	57,076	733%
Construction fee income	923	35,561	(34,638)	(97)%
Total revenue	129,063	99,355	29,708	30%
Costs:
Services and construction costs	51,111	64,051	(12,940)	(20)%
Specialty rental	27,121	2,988	24,133	808%
Depreciation of specialty rental assets	21,320	14,371	6,949	48%
Gross Profit	29,511	17,945	11,566	64%
Selling, general and administrative	19,307	12,918	6,389	49%
Other depreciation and amortization	3,972	4,093	(121)	(3)%
Other expense, net	3,262	865	2,397	277%
Operating income	2,970	69	2,901	4204%
Loss on extinguishment of debt	983	—	983	100%
Interest expense, net	3,162	458	2,704	590%
Loss before income tax	(1,175)	(389)	(786)	202%
Income tax expense	8,009	368	7,641	2076%
Net loss	(9,184)	(757)	(8,427)	1113%
Less: Net income attributable to the noncontrolling interest	24	38	(14)	(37)%
Net loss attributable to Target Hospitality Corp. common stockholders	$(9,208)	$(795)	$(8,413)	1058%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Total Revenue. Total revenue was $129.1 million for the three months ended September 30, 2026 and consisted of $63.3 million of services income, $64.9 million of specialty rental income and $0.9 million of construction fee income. Total revenue for the three months ended September 30, 2025 was $99.4 million, which consisted of $56.0 million of services income, $7.8 million of specialty rental income, and $35.6 million of construction fee income.

Services Income

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry services.

The main driver of the increase in services income revenue was higher revenue in the WHS segment led by the new contracts entered into since September 30, 2025 and partially due to the reactivation and ramp-up of assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed. This was partially offset by the prior period including the PCC Contract Close-Out Payment of $11.8 million in the Government segment, which did not recur in the current period.

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

Construction Fee Income

The decrease in construction fee income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, was driven solely by the construction related activities for the Workforce Housing Contract within the WHS segment substantially concluding as of December 31, 2025.

Margin Considerations

The termination of the PCC Contract in the Government segment resulted in the loss of a significant source of historically high-margin revenue. Nevertheless, consolidated margins improved during the three months ended September 30, 2026, compared to the prior-year period, primarily due to changes in revenue mix within the WHS segment. As the construction phase of the Workforce Housing Contract became substantially complete, lower-margin construction fee income represented a smaller portion of WHS revenue, while higher-margin hospitality services revenue generated under the Workforce Housing Contract represented a larger share of segment revenue. In addition, several newer WHS contracts were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income within the WHS segment. Accordingly, the favorable shift in revenue mix more than offset the loss of the PCC Contract's historically high-margin revenue and contributed to improved consolidated margins compared to the prior-year period.

Cost of services and construction. Cost of services and construction were $51.1 million for the three months ended September 30, 2026 as compared to $64.1 million for the three months ended September 30, 2025. The decrease in costs is primarily due to a decrease in construction costs of approximately $28 million associated with the wind down of the construction phase associated with the Workforce Housing Contract. This decrease was partially offset by an increase of approximately $13 million in services costs associated with growth in the WHS segment, as well as an increase of approximately $1.4 million in services costs led by the demobilization of uncontracted leased assets that were previously used to service the PCC Contract in the Government segment.

Specialty rental costs. Specialty rental costs were $27.1 million for the three months ended September 30, 2026 as compared to $3.0 million for the three months ended September 30, 2025. The increase in specialty rental costs was primarily due to the growth of the WHS segment.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $21.3 million for the three months ended September 30, 2026 as compared to $14.4 million for the three months ended September 30, 2025. The increase is primarily attributable to an increase in depreciation expense for specialty rental assets driven by growth in the WHS Segment leading to an increase of $12 million, as well as an increase of approximately $0.6 million in the HFS-South segment, partially offset by a decrease in depreciation expense of approximately $(5.7) million associated with Government segment specialty rental assets driven by the termination of the PCC Contract on February 21, 2025.

Selling, general and administrative. Selling, general and administrative expenses were $19.3 million for the three months ended September 30, 2026 compared to $12.9 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $3.7 million in compensation and benefits expense, led by an increase in the short-term incentive bonus plan expense accruals, reflecting new contract awards during 2026, which increased the estimated bonus payout, as well as increased corporate headcount to support the Company’s growth. The remaining increase was primarily attributable to an increase in professional fees of approximately $0.7 million, an increase in legal fees of approximately

$0.3 million, an increase in transaction fee expense of approximately $0.3 million, an increase in recruiting fees of approximately $0.3 million, an increase in travel expenses of approximately $0.3 million, an increase in stock compensation expense of approximately $0.1 million led by new awards being granted, and an increase in other corporate expenses. These increases were partially offset by lower bad debt and insurance expense of approximately $(0.6) million.

Other depreciation and amortization. Other depreciation and amortization expense was $4.0 million for the three months ended September 30, 2026 and approximated the prior period amount of $4.1 million for the three months ended September 30, 2025.

Other expense, net. Other expense, net was $3.3 million for the three months ended September 30, 2026 compared to less than $0.9 million for the three months ended September 30, 2025. The change in other expense, net was primarily driven by an increase of approximately $1.9 million in losses on disposal of certain specialty rental assets as well as an increase in community pre-opening costs of approximately $0.6 million associated with ramp-up activities for community expansions and new customer contracts in the WHS segment. Community pre-opening costs primarily relate to certain operating costs incurred prior to a community becoming fully operational. This was partially offset by an increase in the gain on the disposal of leased assets by approximately $0.1 million.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1 million for the three months ended September 30, 2026 as compared to $0 for the three months ended September 30, 2025. The increase in loss on extinguishment of debt was driven by the write-off of the portion of the unamortized deferred financing costs associated with the prior asset-based revolving credit facility for lenders that did not participate in the ABL Facility that closed on July 24, 2026.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion of the ABL Facility.

Interest expense, net. Interest expense, net was $3.2 million for the three months ended September 30, 2026 as compared to $0.5 million for the three months ended September 30, 2025. This increase was primarily driven by higher average borrowings and outstanding balances under the ABL Facility to fund growth in the WHS segment.

Income tax expense. Income tax expense was $8.0 million for the three months ended September 30, 2026 as compared to $0.4 million for the three months ended September 30, 2025. While the Company continued to benefit from growth in its WHS segment and new contract awards during 2026, the increase in income tax expense was primarily driven by a higher estimated annual effective tax rate.  Improvements in projected full-year pre-tax results compared to prior forecasts reduced the expected full-year pre-tax loss and increased the estimated annual effective tax rate, resulting in higher income tax expense in the current-year period.

Consolidated Results of Operations for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Nine Months Ended		Amount of	Percentage Change
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
Services income	$161,618	$146,584	$15,034	10%
Specialty rental income	112,193	29,496	82,697	280%
Construction fee income	13,487	54,778	(41,291)	(75)%
Total revenue	287,298	230,858	56,440	24%
Costs:
Services and construction costs	145,432	145,380	52	0%
Specialty rental	35,363	8,270	27,093	328%
Depreciation of specialty rental assets	54,313	41,627	12,686	30%
Gross Profit	52,190	35,581	16,609	47%
Selling, general and administrative	52,616	40,387	12,229	30%
Other depreciation and amortization	12,113	12,148	(35)	0%
Other expense, net	6,310	970	5,340	551%
Operating loss	(18,849)	(17,924)	(925)	5%
Loss on extinguishment of debt	983	2,370	(1,387)	(59)%
Interest expense, net	5,067	5,724	(657)	(11)%
Loss before income tax	(24,899)	(26,018)	1,119	(4)%
Income tax expense (benefit)	6,228	(3,884)	10,112	(260)%
Net loss	(31,127)	(22,134)	(8,993)	41%
Less: Net income attributable to the noncontrolling interest	35	53	(18)	(34)%
Net loss attributable to Target Hospitality Corp. common stockholders	$(31,162)	$(22,187)	$(8,975)	40%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Total Revenue. Total revenue was $287.3 million for the nine months ended September 30, 2026 and consisted of $161.6 million of services income, $112.2 million of specialty rental income and $13.5 million of construction fee income. Total revenue for the nine months ended September 30, 2025 was $230.9 million, which consisted of $146.6 million of services income, $29.5 million of specialty rental income, and $54.8 million of construction fee income.

Services Income

Services income consists primarily of specialty rental and vertically integrated and comprehensive hospitality services, including room revenue, catering and food services, maintenance, housekeeping, grounds-keeping, security, overall workforce community management, health and recreation facilities, concierge services, and laundry services.

The main driver of the increase in services income revenue was due to the growth in the WHS segment, and partially by reactivation of the assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed. This increase was partially offset by revenue recognized in the prior-year period from the PCC Contract, including the PCC Contract Close-Out Payment of $11.8 million, in the Government segment, which did not recur in the current period following the termination of the PCC Contract on February 21, 2025.

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

Construction Fee Income

The decrease in construction fee income for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, was driven solely by the construction related activities during the construction phase of the Workforce Housing Contract within the WHS segment, which was substantially concluded as of December 31, 2025.

Margin Considerations

The termination of the PCC Contract in the Government segment resulted in the loss of a significant source of historically high-margin revenue; however, consolidated margins improved during the nine months ended September 30, 2026, compared to the prior-year period, primarily due to changes in revenue mix within the WHS segment. As the construction phase of the Workforce Housing Contract became substantially complete, lower-margin construction fee income represented a smaller portion of WHS revenue, while higher-margin hospitality services revenue generated under the Workforce Housing Contract represented a larger share of segment revenue. In addition, several newer WHS contracts were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income within the WHS segment. Accordingly, the favorable shift in revenue mix more than offset the loss of the PCC Contract's historically high-margin revenue and contributed to improved consolidated margins compared to the prior-year period.

Cost of services and construction. Cost of services and construction were $145.4 million for the nine months ended September 30, 2026 and approximately equaled the prior period amount of $145.4 million for the nine months ended September 30, 2025.

Specialty rental costs. Specialty rental costs were $35.4 million for the nine months ended September 30, 2026 as compared to $8.3 million for the nine months ended September 30, 2025. The increase is largely due to the growth in the WHS segment, and partially due to the reactivation and ramp-up of assets associated with the STFRC Contract under the DIPC Contract within the Government segment in March 2025 as previously discussed.

Depreciation of specialty rental assets. Depreciation of specialty rental assets was $54.3 million for the nine months ended September 30, 2026 as compared to $41.6 million for the nine months ended September 30, 2025. The increase in depreciation expense is primarily attributable to an increase in depreciation expense for specialty rental assets driven by growth in the WHS Segment leading to an increase of approximately $24 million, partially offset by a decrease in depreciation expense of approximately $(11.3) million associated with Government segment specialty rental assets driven by the termination of the PCC Contract on February 21, 2025.

Selling, general and administrative. Selling, general and administrative expenses were $52.6 million for the nine months ended September 30, 2026 as compared to $40.4 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of approximately $9.1 million in compensation and benefits expense, led by an increase in the short-term incentive plan bonus expense accruals, reflecting new contract awards during 2026, which increased the estimated bonus payout, as well as increased corporate headcount to support the Company’s growth. The remaining increase was primarily attributable to an increase in professional fees of approximately $1.2 million, an increase in recruiting fees of approximately $0.8 million, an increase in travel expenses of approximately $0.6 million, an increase in legal fees of approximately $0.3 million, an increase in stock compensation expense of approximately $0.3 million led by new awards being granted, an increase in system implementation costs of approximately $0.1 million, and an increase in other corporate expenses. This increase was partially offset by a decrease in transaction fees expense by approximately $(1.8) million driven primarily by the prior period including legal, advisory, and audit fees associated with debt related transaction activity related to the 2025 Senior Secured Notes that were paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the evaluation of the Arrow Proposal in 2024 (as defined in the 2025 Form 10-K).

Other depreciation and amortization. Other depreciation and amortization expense was $12.1 million for the nine months ended September 30, 2026 and approximated the prior period amount of $12.1 million for the nine months ended September 30, 2025.

Other expense, net. Other expense, net was $6.3 million for the nine months ended September 30, 2026 compared to less than $1.0 million for the nine months ended September 30, 2025. The change in other expense, net was primarily driven by an increase in community pre-opening costs of approximately $2.9 million associated with ramp-up activities for community expansions and new customer contracts in the WHS segment. Community pre-opening costs primarily relate to certain operating costs incurred prior to a community becoming fully operational. The remaining increase in other expense, net was attributable to an increase in the loss on the disposal of assets by approximately $2.8 million during the current period. This was partially offset by an increase in the gain on the disposal of leased assets by approximately $0.3 million.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1 million for the nine months ended September 30, 2026 as compared to $2.4 million for the nine months ended September 30, 2025. The decrease in loss on extinguishment of debt is due to the redemption of the 2025 Senior Secured Notes on March 25, 2025. This was partially offset by the current period write-off of the portion of the unamortized deferred financing costs associated with the prior asset-based revolving credit facility for lenders that did not participate in the ABL Facility that closed on July 24, 2026.  Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q for further discussion of the ABL Facility.

Interest expense, net. Interest expense, net was $5.1 million for the nine months ended September 30, 2026 as compared to $5.7 million for the nine months ended September 30, 2025. The change in interest expense, net was primarily driven by a decrease in interest expense on the 2025 Senior Secured Notes led by their early redemption on March 25, 2025, partially offset by a decrease in interest income earned on cash equivalents, as well as higher average borrowings and outstanding balances under the ABL Facility in the current period to fund growth in the WHS segment.

Income tax expense (benefit). Income tax expense (benefit) was $6.2 million for the nine months ended September 30, 2026 as compared to $(3.9) million for the nine months ended September 30, 2025. The change was primarily attributable to a higher estimated annual effective tax rate in 2026. The higher estimated annual effective tax rate was driven by improved projected full-year results resulting from continued growth in the Company's WHS segment and new customer contract awards secured during 2026, which reduced the Company's expected full-year pre-tax loss and resulted in higher income tax expense during the current-year period.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the three months ended September 30, 2026 and 2025 ($ in thousands, except for Average Daily Rate amounts).

				Percentage
	For the Three Months Ended September 30,		Amount of Increase	Change Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
HFS - South	$32,632	$35,559	$(2,927)	(8)%
WHS	79,530	36,845	42,685	116%
Government	13,707	23,929	(10,222)	(43)%
All Other	3,194	3,022	172	6%
Total Revenues	$129,063	$99,355	$29,708	30%

Adjusted Gross Profit
HFS - South	$7,668	$10,397	$(2,729)	(26)%
WHS	39,826	6,542	33,284	509%
Government	3,358	15,058	(11,700)	(78)%
All Other	(21)	319	(340)	(107)%
Total Adjusted Gross Profit	$50,831	$32,316	$18,515	57%

Average Daily Rate
HFS - South	$72.19	$70.24	$1.95

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and construction costs, and rental costs recognized in the financial statements and excludes depreciation of specialty rental assets, certain severance costs, and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

HFS – South

Revenue for the HFS – South segment was $32.6 million for the three months ended September 30, 2026, as compared to $35.6 million for the three months ended September 30, 2025.

Adjusted gross profit for the HFS – South segment was $7.7 million for the three months ended September 30, 2026, as compared to $10.4 million for the three months ended September 30, 2025.

The decrease in revenue of approximately ($2.9) million was attributable to a decrease in utilization, partially offset by an increase in average daily rate (“ADR”).  A portion of this decrease in revenue was also driven by the reallocation of room inventory to support contracted growth opportunities within the WHS segment during the current period, which generates higher ADRs than those typically achieved in the HFS-South segment and reflect the Company’s ongoing optimization of room inventory.

The decrease in adjusted gross profit of approximately ($2.7) million was primarily attributable to the decrease in revenue noted above.

WHS

Revenue for the WHS segment was $79.5 million for the three months ended September 30, 2026, as compared to $36.8 million for the three months ended September 30, 2025.

Adjusted gross profit for the WHS segment was $39.8 million for the three months ended September 30, 2026, as compared to $6.5 million for the three months ended September 30, 2025.

The increase in revenue of approximately $42.7 million was primarily driven by revenue generated from new contract awards since September 30, 2025, as previously discussed within this Form 10-Q and as discussed in the 2025 Form 10-K.

The increase in adjusted gross profit of approximately $33.3 million was primarily attributable to the increase in revenue noted above, which includes several new WHS contracts that were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income, partially offset by increased operating costs associated with communities under new contract awards that were not active during the prior-year period.

Government

Revenue for the Government segment was $13.7 million for the three months ended September 30, 2026, as compared to $23.9 million for the three months ended September 30, 2025.

Adjusted gross profit for the Government segment was $3.4 million for the three months ended September 30, 2026, as compared to $15.1 million for the three months ended September 30, 2025.

Revenue decreased by ($10.2) million due to the prior period including the PCC Contract Close-Out Payment of $11.8 million, which did not recur in the current period as the PCC Contract was terminated in the prior year. This decrease was partially offset by the reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025 and completion of the ramp-up revenue period for the DIPC Contract by September 2025.

Adjusted gross profit decreased by ($11.7) million primarily driven by the decrease in revenue noted above, and partially driven by an increase of approximately $1.4 million in services costs led by the demobilization of uncontracted leased assets that were previously used to service the PCC Contract.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments and All Other for the nine months ended September 30, 2026 and 2025 ($ in thousands, except for Average Daily Rate amounts).

	For the Nine Months Ended September 30,		Amount of Increase	Percentage Change Increase
	2026	2025	(Decrease)	(Decrease)
Revenue:
HFS - South	$98,327	$107,794	(9,467)	(9)%
WHS	139,477	57,091	82,386	144%
Government	40,646	57,133	$(16,487)	(29)%
All Other	8,848	8,840	8	0%
Total Revenues	$287,298	$230,858	$56,440	24%

Adjusted Gross Profit
HFS - South	$23,428	$31,977	(8,549)	(27)%
WHS	68,525	11,498	57,027	496%
Government	14,709	33,156	$(18,447)	(56)%
All Other	(159)	577	(736)	(128)%
Total Adjusted Gross Profit	$106,503	$77,208	$29,295	38%

Average Daily Rate
HFS - South	$72.02	$69.98	$2.04

Note: Adjusted gross profit for the chief operating decision maker’s (“CODM”) analysis includes the services and construction costs, and rental costs recognized in the financial statements and excludes depreciation of specialty rental assets, certain severance costs, and loss on impairment. Average daily rate is calculated based on specialty rental income and services income received over the period indicated, divided by utilized bed nights.

HFS – South

Revenue for the HFS – South segment was $98.3 million for the nine months ended September 30, 2026, as compared to $107.8 million for the nine months ended September 30, 2025.

Adjusted gross profit for the HFS – South segment was $23.4 million for the nine months ended September 30, 2026, as compared to $32 million for the nine months ended September 30, 2025.

The decrease in revenue of approximately $(9.5) million was attributable to a decrease in utilization,  partially offset by an increase in average daily rate (“ADR”).  A portion of this decrease in revenue was also driven by the reallocation of room inventory to support contracted growth opportunities within the WHS segment during the current year, which generate higher ADRs than those typically achieved in the HFS-South segment and reflect the Company’s ongoing optimization of room inventory.

The decrease in adjusted gross profit of approximately $(8.5) million was primarily attributable to the decrease in revenue noted above, partially offset by a decrease in services costs from lower occupancy.

WHS

Revenue for the WHS segment was $139.5 million for the nine months ended September 30, 2026, as compared to $57.1 million for the nine months ended September 30, 2025.

Adjusted gross profit for the WHS segment was $68.5 million for the nine months ended September 30, 2026, as compared to $11.5 million for the nine months ended September 30, 2025.

The increase in revenue of approximately $82.4 million during the nine months ended September 30, 2026, was primarily driven by revenue generated from new contract awards since September 30, 2025, as previously discussed within this Form 10-Q and as discussed in the 2025 Form 10-K.

The increase in adjusted gross profit of approximately $57.0 million was primarily attributable to the increase in revenue noted above, which includes several new WHS contracts that were more fully ramped up during the current period, increasing the contribution of higher-margin hospitality services and specialty rental income, partially offset by increased operating costs associated with communities under new contract awards that were not active during the prior-year period.

Government

Revenue for the Government segment was $40.6 million for the nine months ended September 30, 2026, as compared to $57.1 million for the nine months ended September 30, 2025.

Adjusted gross profit for the Government segment was $14.7 million for the nine months ended September 30, 2026, as compared to $33.2 million for the nine months ended September 30, 2025.

Revenue decreased primarily due to the termination of the PCC Contract as previously discussed, partially offset by the reactivation of the assets associated with the STFRC Contract under the DIPC Contract in March 2025. Approximately $36.3 million of the revenue decrease was attributable to the PCC Contract termination, partially offset by an increase in revenue of approximately $19.8 million attributable to the DIPC Contract mentioned above.

Adjusted gross profit decreased as a result of the decrease in revenue mentioned above, and partially driven by higher costs driven by the DIPC Contract reactivation, mentioned above, leading to an increase in costs of $4.9 million between periods.

Government segment margins for the nine months ended September 30, 2026, reflected residual carrying costs of approximately $7 million associated with legacy West Texas Community assets that previously serviced the PCC Contract. These costs were primarily driven by approximately $3.2 million of costs associated with the demobilization of uncontracted leased assets that were previously used to service the PCC Contract, as well as lease and utility expenses incurred while the assets were being remarketed.

During the nine months ended September 30, 2026, many of these assets were re-contracted or redeployed to support growth in the WHS segment, which is expected to reduce such carrying costs in the Government segment, excluding the anticipated additional leased asset demobilization costs discussed below.

The remaining undeployed or uncontracted leased assets are expected to be demobilized over the remainder of 2026. The demobilization process may result in additional costs, which are not expected to recur once these actions are completed.

Liquidity and Capital Resources

We depend on cash flow from operations, cash on hand and borrowings under our ABL Facility to finance our growth and diversification strategy, working capital needs, and capital expenditures. As of September 30, 2026, the ABL Facility had undrawn commitments of $437 million, subject to borrowing base availability and other conditions.

On July 24, 2026, the Company entered into the ABL Facility, which provides aggregate revolving commitments of up to $660 million, together with an accordion feature of up to $190 million, subject to customary conditions and lender commitments. The ABL Facility matures five years from its closing date on July 24, 2031 and enhances the Company's liquidity and financial flexibility through increased borrowing capacity, expanded letter of credit availability and an extended maturity profile. Management believes the ABL Facility, together with cash generated from operations and cash on hand, provides sufficient liquidity and financial flexibility to support the Company's anticipated working capital requirements, growth capital expenditures and other general corporate purposes for at least the next 12 months. Additional information regarding the ABL Facility is included in Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. However, the pursuit of certain growth and diversification initiatives discussed in Item 1, “Business” of the Company’s 2025 Form 10-K, may require capital resources in excess of these sources, which could necessitate additional debt or equity financing. We cannot assure you that such financing will be available on commercially reasonable terms or at all.

Capital Expenditures Requirements

During the nine months ended September 30, 2026, we incurred approximately $423.2 million in capital expenditures, with approximately $412.7 million driven by growth capital expenditures in the new WHS segment, and approximately $0.1 million driven by growth capital expenditures in the Government segment. Maintenance capital expenditures for specialty rental assets amounted to approximately $4.2 million for the nine months ended September 30, 2026, while approximately $6.2 million was attributable to an increase in finance leases for commercial-use vehicles.

As we pursue growth initiatives, we monitor the availability of capital resources, including operating cash flows and equity and debt financings, to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Future cash flows are subject to a number of variables, including our ability to maintain existing contracts, obtain new contracts and manage operating expenses. Based on currently contracted projects, we expect growth capital expenditures, excluding acquisitions, in 2026 to increase compared to 2025. Capital requirements for these projects, impacting 2026, are currently expected to range from approximately $490 million to $510 million, although the timing and magnitude of such expenditures may vary based on project schedules and execution.  A substantial portion of the anticipated capital investment relates to the Company's largest AI infrastructure development projects, which are supported by long-term customer contracts and are expected to contribute significantly to future revenue and operating cash flows.

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

The following table sets forth general information derived from our unaudited consolidated statements of cash flows:

	For the Nine Months Ended
($ in thousands)	September 30,
	2026	2025

Net cash provided by operating activities	$154,195	$68,357
Net cash used in investing activities	(335,995)	(41,171)
Net cash provided by (used in) financing activities	176,833	(187,485)
Effect of exchange rate changes on cash and cash equivalents	(14)	18
Net decrease in cash and cash equivalents	$(4,981)	$(160,281)

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Cash flows provided by operating activities. Net cash provided by operating activities was $154.2 million for the nine months ended September 30, 2026 compared to $68.4 million for the nine months ended September 30, 2025.

The current period increased by approximately $85.8 million when compared to 2025 driven by an increase in cash collections from customers of approximately $139.9 million (led by growth in the WHS segment), a $9.9 million decrease in cash paid for interest driven by the early payoff of the 2025 Senior Secured Notes on March 25, 2025, a $1.9 million decrease in cash paid for income taxes, partially offset by a net increase in payments for operating expenses and payroll of approximately $63 million driven primarily by growth of the WHS segment, and a decrease in interest received by approximately $2.3 million (driven by a lower average outstanding cash balance in the current period that generated interest income).

Cash flows used in investing activities. Net cash used in investing activities was approximately $336 million for the nine months ended September 30, 2026 compared to $41.2 million for the nine months ended September 30, 2025. This increase in net cash used in investing activities was primarily related to an increase in growth capital expenditures in the WHS segment to support the new WHS contracts that were executed and expanded upon since the prior period (a portion of which is being funded by customer advance payments reported within cash flows from operations), partially offset by the prior period including a $15.5 million acquisition of community assets in January 2025 to support growth of the WHS segment, and by lower maintenance capital expenditures in the Government segment.

Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $176.8 million for the nine months ended September 30, 2026 compared to net cash used in financing activities of $(187.5) million for the nine months ended September 30, 2025. The change was primarily attributable to the prior-year including the full redemption of the $181.4 million 2025 Senior Secured Notes on March 25, 2025 and the related payment of approximately $1.8 million of debt extinguishment premium costs, while financing activity during the current period was principally driven by net borrowings of approximately $223 million under the ABL Facility to fund growth in the WHS segment, partially offset by the repurchase of shares of our Common Stock that were subject to the secondary offering that closed on September 10, 2026 (the “September Secondary Offering”) for an aggregate purchase price of approximately $30 million as more fully described in Note 13 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q and approximately $13 million of deferred financing costs paid in connection with the ABL Facility that closed on July 24, 2026.

Indebtedness

Finance lease and other financing obligations

The Company’s finance lease and other financing obligations as of September 30, 2026 consisted of approximately $7.9 million of finance leases. The finance leases pertain to leases entered into during 2024 through September 30, 2026, for commercial-use vehicles with 36-month and 60-month terms (and continue on a month-to-month basis thereafter) expiring through 2031.

The Company’s finance lease and other financing obligations as of December 31, 2025, consisted of approximately $3.8 million of finance leases related to commercial-use vehicles with 36-month terms (and continue on a month-to-month basis thereafter) expiring through 2028.

ABL Facility

On July 24, 2026, Arrow Bidco and certain other subsidiaries of the Company entered into the ABL Facility, establishing a senior secured asset-based revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as Administrative Agent, with aggregate revolving commitments of $660 million, subject to borrowing base availability. The ABL Facility matures on July 24, 2031, unless earlier terminated pursuant to its terms, with borrowing availability determined based on a borrowing base comprised primarily of eligible accounts receivable, rental equipment and qualified cash. The ABL Facility also permits increases in revolving commitments of up to $190 million, subject to the satisfaction of certain conditions and the receipt of additional lender commitments.

During the nine months ended September 30, 2026, the Company drew a net amount of $223 million under the ABL Facility resulting in an outstanding balance of $223 million as of September 30, 2026. As of September 30, 2026, the Company had $437 million of undrawn commitments under the ABL Facility, subject to borrowing base availability, excess availability requirements and other conditions of the ABL Facility. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the ABL Facility.

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

The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, other than operating lease obligations) as of September 30, 2026:

($ in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
ABL Facility	$223,000	$—	$—	$—	$—	$—	$223,000
Operating lease obligations, including imputed interest(1)	5,430	1,496	3,860	27	19	19	9
Total	$228,430	$1,496	$3,860	$27	$19	$19	$223,009
(1)	Represents interest on operating lease obligations calculated using the appropriate discount rate for each lease.

Concentration of Risks

In the normal course of business, we grant credit to customers based on credit evaluations of their financial condition and generally require no collateral or other security. Major customers are defined as those individually comprising more than 10% of our revenues or accounts receivable. For the nine months ended September 30, 2026, we had two customers, who accounted for 14% and 12% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 20%, 14%, 12%, and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2026.

We had three customers for the nine months ended September 30, 2025 that accounted for 24%, 16% and 10% of revenues, respectively, while no other customers accounted for more than 10% of revenues. The largest customers accounted for 19% and 10% of accounts receivable, respectively, while no other customers accounted for more than 10% of the accounts receivable balance as of September 30, 2025.

Major suppliers are defined as those individually comprising more than 10% of the annual goods purchased by the Company. For the nine months ended September 30, 2026, we had no major suppliers which represent more than 10% of goods purchased. For the nine months ended September 30, 2025, we had one major supplier that represented 15% of goods purchased.

Commitments and Contingencies

The Company leases certain land, buildings, offices, modular units, and equipment under non-cancellable operating leases, the terms of which vary and generally contain renewal options. Such operating lease obligations are recognized in the Company’s accompanying consolidated balance sheet as of September 30, 2026 as current portion of operating lease obligations and long-term operating lease obligations. Refer to the Company’s unaudited consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for the amounts recognized as current portion of operating lease obligations and long-term operating lease obligations as of September 30, 2026.

Rent expense included in services and construction costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $26.2 million and $8.6 million for the nine months ended September 30, 2026 and 2025 respectively. Rent expense included in services and construction costs in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $19.0 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.8 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. Rent expense included in selling, general, and administrative expenses in the unaudited consolidated statements of comprehensive loss for cancelable and non-cancelable leases was $0.4 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

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

Adjusted EBITDA reflects the following additional adjustments to EBITDA to exclude certain non-cash items and expense or income items that management believes are not indicative of the Company’s ongoing operating performance:

●	Other expense, net: Other expense, net includes miscellaneous cash receipts, gains and losses on disposals of specialty rental assets, property, plant, and equipment and leased assets, community pre-opening costs incurred during ramp-up periods for new customer contracts, and other immaterial expenses and non-cash items. Community pre-opening costs primarily relate to certain operating costs incurred prior to the community becoming fully operational.
●	Transaction expenses: During 2026, the Company incurred transaction costs primarily related to legal, advisory, and audit-related fees associated with the secondary public offerings discussed in Note 13 to the notes to our unaudited consolidated financial statements included elsewhere within this Form 10-Q, and, to a lesser extent, legal costs related to certain contemplated transactions. During 2025, transaction costs primarily related to legal, advisory and audit-related fees associated with debt related transaction activity related to the 2025 Senior Secured Notes, which were redeemed and paid off on March 25, 2025, and, to a lesser extent, other business development project related transaction activity and remaining costs associated with the Arrow Proposal.
●	Stock-based compensation: Charges associated with stock-based compensation expense, which has been, and is expected to continue to be, for the foreseeable future, a significant recurring expense and an important component of the Company’s compensation strategy.
●	Other adjustments: Claim settlement, system implementation costs, corporate development related costs, and certain severance costs.

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

The following table presents a reconciliation of Target Hospitality’s consolidated gross profit to Adjusted gross profit:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Gross Profit	$29,511	$17,945	$52,190	$35,581
Depreciation of specialty rental assets	21,320	14,371	54,313	41,627
Adjusted gross profit	$50,831	$32,316	$106,503	$77,208

The following table presents a reconciliation of Target Hospitality’s consolidated net loss to EBITDA and Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(9,184)	$(757)	$(31,127)	$(22,134)
Income tax expense (benefit)	8,009	368	6,228	(3,884)
Interest expense, net	3,162	458	5,067	5,724
Loss on extinguishment of debt	983	—	983	2,370
Other depreciation and amortization	3,972	4,093	12,113	12,148
Depreciation of specialty rental assets	21,320	14,371	54,313	41,627
EBITDA	28,262	18,533	47,577	35,851

Adjustments
Other expense, net	3,262	865	6,310	970
Transaction expenses	428	103	1,865	3,635
Stock-based compensation	2,027	1,927	6,002	5,733
Other adjustments	240	121	622	433
Adjusted EBITDA	$34,219	$21,549	$62,376	$46,622

The following table presents a reconciliation of Target Hospitality’s Net cash provided by operating activities to Discretionary cash flows:

	For the Nine Months Ended
($ in thousands)	September 30,
	2026	2025
Net cash provided by operating activities	$154,195	$68,357
Less: Maintenance capital expenditures for specialty rental assets	(4,165)	(7,012)
Discretionary cash flows	$150,030	$61,345

Purchase of specialty rental assets	(274,867)	(40,472)
Other investing activities	(53,470)	—
Purchase of property, plant and equipment	(8,432)	(699)
Proceeds from the sale of specialty rental assets and other property, plant and equipment	774	—
Net cash used in investing activities	$(335,995)	$(41,171)

Principal payments on finance and finance lease obligations	(2,067)	(1,807)
Principal payments on borrowings from ABL Facility	(106,300)	(75,000)
Repayment of 2025 Senior Secured Notes	—	(181,446)
Repurchase of Common Stock	(30,000)	—
Proceeds from borrowings on ABL Facility	329,300	75,000
Distributions paid to noncontrolling interest	(193)	(182)
Proceeds from issuance of Common Stock from exercise of options	209	—
Payment of deferred financing costs	(12,955)	—
Payment of debt extinguishment premium costs	—	(1,814)
Taxes paid related to net share settlement of equity awards	(1,161)	(2,236)
Net cash provided by (used in) financing activities	$176,833	$(187,485)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rates

We are exposed to interest rate risk through our ABL Facility, which is subject to the risk of higher interest charges associated with increases in interest rates. Refer to Note 8 of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the ABL Facility. As of September 30, 2026, we had $223 million of outstanding floating-rate obligations under our ABL Facility. This floating-rate obligation exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.2 million annually, based on our floating-rate debt obligations in effect as of September 30, 2026.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

During the third quarter of 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on activity levels in critical infrastructure development, including data center and power generation projects, as well as critical mineral development, with demand for our services being tied to the timing, funding, permitting, and overall activity of these projects, and reductions or delays in these projects could adversely affect our results of operations.

Demand for our services depends in part on the capital spending supporting critical infrastructure development, including data center and associated power generation projects supporting artificial intelligence (“AI”) applications, which has seen rapid expansion in recent years. There is no assurance that such expansion will continue, and the rate of investment in new data centers could slow as a result of a number of factors, including public opposition to data center development and government regulation of data centers and the AI industry. See “We are subject to various laws and regulations, including those related to the data center infrastructure industry, those  governing our contractual relationships with the U.S. government and a U.S. government contractor, and those related to the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business.” If capital spending on data center infrastructure slows down, demand for our services may decline, which could have a material adverse effect on our financial condition or results of operations.

Further, we could be impacted by disruptions to our customers’ data center and associated power generation development activities caused by, among other things, any one of or all of the following singularly or in combination:

●	a slowdown in worldwide economic activity or a decline in the demand for AI-related products and the data center end-market;
●	rising energy costs for and lack of energy capacity to support data center development and operations; and
●	risks associated with the AI and data center industry being subject to evolving government regulation.

We also provide workforce housing to support critical mineral development projects, such as the Thacker Pass Project. Therefore, we could be impacted by disruptions to our critical mineral development customers’ operations caused by, among other things, any one of or all of the following singularly or in combination:

●	delays in permitting, inability to obtain additional debt and equity financing on favorable terms, if at all, litigation or administrative appeals concerning such projects, and regulatory changes;
●	lack of availability or failure of the required infrastructure necessary to maintain or to expand their operations;
●	the breakdown or shortage of equipment and labor necessary to maintain their operations;
●	interruptions to their operations caused by industrial accidents or disputes or weather conditions and natural disasters; and

●	delays in or failure to commission new infrastructure in timeframes so as not to disrupt their operations.

These critical infrastructure development projects, including data center and associated power generation projects, as well as critical mineral development projects, may be subject to unique permitting, environmental, regulatory, technological, and execution risks distinct from our historical lodging and hospitality operations. Any slowdown, delay, or cancellation of these projects, whether due to changes in customer capital spending, regulatory or environmental constraints, or project-specific challenges, could reduce occupancy and utilization of our assets.

We are subject to various laws and regulations, including those related to the data center infrastructure industry, which has become the subject of growing public opposition and increasing government regulation, those governing our contractual relationships with the U.S. government and a U.S. government contractor, and those related to the health and safety of our workforce and our customers. Obligations and liabilities under these laws and regulations may materially harm our business.

Growing public opposition to data centers has become a major political issue in the U.S. and is driving more stringent government regulation of the industry. The construction and operation of data center facilities are subject to a broad range of federal, state and local laws and regulations, including environmental regulations, energy efficiency standards, water usage restrictions and zoning and land use requirements. The increasing public and regulatory scrutiny of the energy consumption and environmental impact of data center facilities may lead government authorities to impose regulatory requirements on data center operations that could reduce the economic viability of data center infrastructure projects, including those that we serve or may serve in the future. Further, the growing public opposition to data centers in the U.S., including by local communities and advocacy groups, has already resulted in certain data center projects being delayed or cancelled. Data centers are also subject to moratoria in certain U.S. jurisdictions, and this is a trend that may continue. For example, on September 21, 2026, the Governor of Texas directed (the “Texas Directive”) the Texas Commission on Environmental Quality (“TCEQ”) to pause the issuance of all permits related to data center projects until the Electric Reliability Council of Texas (“ERCOT”) completes the comprehensive verification and audit of data centers advancing through ERCOT’s interconnection process ordered by the Governor of Texas in August 2026. As a result of this directive, we may in the future experience delays relating to TCEQ’s inspections of our Texas facilities that serve data centers, which could, depending on the timing of the delay, delay or limit occupancy at those facilities until the TCEQ inspection is conducted and the related permit obtained. Depending on their length, any such delays could result in our inability to begin or continue occupancy at our Texas facilities that serve data centers, which in turn could cause a decrease in the average utilization of existing beds in our WHS segment and have an adverse effect on our financial condition or results of operations. If intensifying public hostility to data centers continues to drive the U.S. federal, state and/or local governments to enact increasingly stringent laws and regulations that significantly increase the costs associated with data center development, there could be a decrease in the number of data center projects that are available to us to serve, which could adversely impact our financial condition and results of operations.

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

We may not be successful in securing, expanding, renewing, or commencing new community and service contracts, which could adversely affect our future growth, profitability, cash flows, and financial condition.

Our growth strategy is primarily focused on expanding existing customer relationships and securing new community and service contracts to support workforce housing, hospitality, and related services. From time to time, we engage in discussions and negotiations with existing and prospective customers regarding potential new contracts, community expansions, extensions of existing arrangements, and other growth opportunities. However, there can be no assurance that these discussions or negotiations will result in definitive agreements, that anticipated opportunities will be awarded to us, or that existing contracts will be expanded or renewed on favorable terms.

Customers may select competing providers, reduce the scope of potential opportunities, alter their procurement or capital-allocation priorities, or discontinue negotiations. In addition, we may devote significant management attention and incur business-development, planning, and other costs in pursuing opportunities that do not result in executed agreements.

Failure to secure anticipated contracts, expand existing customer relationships, or renew significant contracts on favorable terms could adversely affect our future revenue growth, profitability, cash flows, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On September 8, 2026, the Company’s Board of Directors approved a stock repurchase that authorized the Company to repurchase up to an aggregate purchase price of $30 million of its outstanding shares of Common Stock that were subject to the September Secondary Offering.

During the three months ended September 30, 2026, the Company repurchased 1,693,599 shares of Common Stock subject to the September Secondary Offering for an aggregate purchase price of approximately $30 million (exclusive of estimated excise taxes of $0.3 million). Shares of common stock repurchased are held as treasury shares.

The following table summarizes all of the share repurchases during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum number (or approximate dollar value) of shares yet to be purchased under the plans or programs (1)
July 1, 2026 through July 31, 2026	—	$—	—	—
August 1, 2026 through August 31, 2026	—	$—	—	—
September 1, 2026 through September 30, 2026	1,693,599	$17.71	1,693,599	—
Total	1,693,599	$17.71	1,693,599

(1)	On September 8, 2026, the Company announced that its Board of Directors authorized the repurchase of up to an aggregate purchase price of $30 million of the Company’s common stock in connection with the secondary offering described in the Company’s Current Report on Form 8-K filed September 8, 2026. The authorization was fully utilized during the quarter ended September 30, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, the following Section 16 officer of the Company adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K:

On September 15, 2026, Mark Schuck, the Company’s Senior Vice President of Investor Relations and Financial Planning, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Schuck may sell an aggregate 11,904 shares of Common Stock. The plan will terminate on August 27, 2027.

During the three months ended September 30, 2026, no other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2*

First Amendment to ABL Credit Agreement and Security Agreement, dated as of September 10, 2026, by and among Arrow Bidco, LLC, as the Administrative Borrower, and JPMorgan Chase Bank, N.A., as the Administrative Agent.

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

Target Hospitality Corp.

Dated: November 9, 2026	By:	/s/ JASON P. VLACICH
Jason P. Vlacich
Chief Financial Officer